Form 10KSB
period 2006-06-30
Mortlock Ventures Inc.
filed 2006-08-25
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended June 30, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-134883

MORTLOCK VENTURES INC.
(Exact name of Company as specified in charter)

Nevada	98-0489800
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

102 - 7281 Cambie Street
Vancouver, British Columbia, Canada	V36P 3H4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-324-1955

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Mortlock was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Mortock Ventures Inc.’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Mortlock Ventures Inc. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of June 30, 2006, Mortlock Ventures Inc. has 4,800,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Mortlock was incorporated as Mortlock Ventures Inc. by Articles of Incorporation dated September 19, 2005 pursuant to laws of the State of Nevada. Our executive offices are located at 102-7281 Cambie Street, Vancouver, British Columbia, Canada, V6P 3H4 (Tel: 604-324-1955). Presently, we have a wholly owned subsidiary called Mortlock Explorations Ltd., which was incorporated under the laws of British Columbia on October 24, 2005.

We have no current operations since we have not commenced any exploration work on the Tic- Tac-Toe mineral claim located near Stump Lake, British Columbia. In addition, we have no revenues and very limited operations since our incorporation. We acquired the Tic Tac Toe mineral claim by way of a Bill of Sale Absolute from Guy Richard Delorme on December 2, 2005. This Bill of Sale Absolute has not been filed with the Ministry and therefore the claims are still in the name of Guy Richard Delorne. We have not registered with the Ministry the Tic Tac Toe under Mortlock’s name due to not having transferred the claims even though Mortlock’s subsidiary has a free miners license and can hold the Tic Tac Toe claims in its own name. This will be done prior to an exploration program being performed on the Tic Tac Toe. In the meantime, the only way to ensure the Tic Tac Toe is not transferred to a third party without the knowledge of Mortlock is to have the Tic Tac Toe registered in the name of Mortlock. In addition, Mortlock does not own the land comprising the Tic Tac Toe but has only the rights to the minerals thereon. The land is owned by the Province of British Columbia; known as the Crown. We have the rights to all minerals below the overburden, being the dirt above the hard rock, except for coal which must be applied for under a separate license. We will not apply for the coal rights. In addition, we do not have the rights to any placer minerals; being particles of gold, gemstones or other heavy minerals of value contained within the overburden. To have the rights to placer minerals would result in us having to “stake” the Tic Tac Toe specifically for placer minerals. We will obtain the placer rights only if, during our exploration program, we verify there are placer minerals of value on the Tic Tac Toe. There are no proven ore reserves on the Tic Tac Toe. Therefore, any expenses incurred in exploring the Tic Tac Toe are expensed during the period they are incurred.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated August 25, 2006 attached to the financial statements dated June 30, 2006. We have cash of $10,315 as at June 30, 2006 and have liabilities of $11,528 of which $5,129 is owed to our directors. Since our inception we have incurred accumulated losses of $45,213. We anticipate minimum operating expenses for the next twelve months of $15,834 (refer to page 16). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time although our President receives compensation of $1,000 per month for services he performs on behalf of Mortlock.

We currently have two officers that devote an immaterial amount of time to our business. For example, one of our officers devotes approximately 15 hours per month to our business and our other officer devotes approximately 10 hours per month to our business.

We will have to raise money to meet our obligations during the next twelve months in the amount of approximately $15,834 - refer to page 16.

We have a 100 percent interest in the mineral rights on certain claims in British Columbia, Canada called the Tic-Tac-Toe mineral claims (the “Tic-Tac-Toe”). The claim consists of approximately 593 acres. It is located 93 miles south of Kamloops and 78 miles north of Merit, British Columbia. We have not yet undertaken any exploration work on the Tic-Tac-Toe. There is no assurance we will find a commercially viable mineral reserve on the Tic-Tac-Toe. The Tic-Tac-Toe is in good standing until December 2, 2006 at which time assessment work or cash in lieu of assessment work will have to be filed with the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) in the amount of approximately $960 to keep it in good standing for a further twelve months.

On the Tic-Tac-Toe claim, Mortlock is focusing on precious metals; being gold and silver.

Management anticipates Mortlock’s shares will be qualified on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”).

Mortlock has 4,800,000 shares outstanding.

Mortlock is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by Mortlock with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Mortlock has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Mortlock has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Mortlock and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Mortlock presently has minimal day-to-day operations; consisting mainly of maintaining the Tic-Tac-Toe claim in good standing and preparing the reports filed with the SEC as required.

RISK FACTORS

This Form 10K-SB also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline, when and if it is ever quoted on the OTCBB.

Our auditors have issued a going concern opinion and although our officers and directors have agreed to loan money to us, we may not be able to achieve our objectives since we do not have adequate capital and may have to suspend or cease exploration activity.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Despite the fact our officers and directors are willing to commit to loan or advance capital to us of approximately $25,000, their resources are limited. With their assistance, absent any other source of capital, we could manage to finance no more 12 months of our present operating expenses. If we do not raise additional capital through the issuance of treasury shares, we believe we will be unable to conduct exploration activity beyond Phase I of the program recommended for the Tic Tac Toe claim. In the event we are unable to raise additional capital we may have to cease operations after completion of Phase I and go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2005, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to June 30, 2006, the date of our most recent audited financial statements is $45,213. Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver  mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted.. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any goldand/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Tic Tac Toe claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

One of our officers and directors is a professional engineer and geologist and has considerable experience exploring for minerals. However, none of our management team has experience starting and operating a mineral exploration company, nor do they have training in these areas. As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Mortlock. We will have to hire professionals to undertake these filing requirements for Mortlock and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months provided we only carry out Phase I of our planned exploration activity. We are in the pre-exploration stage. We need to raise additional capital to undertake even Phase II of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. We must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

●	Market price for the minerals to be produced;
●	Cost of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. However, once we begin to undertake exploration work on the Tic Tac Toe claim our CFO and Secretary-Treasurer, who is a professional engineer, is expected to devote almost full-time effort on behalf of the Company for the limited duration of the Phase I work program. Nevertheless, as a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected later this summer but in any event by October 15, 2006. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We may be unable to meet property maintenance requirements or acquire necessary mining licenses and thereby lose our interest in the Tic Tac Toe claim.

In order to maintain ownership of in the Tic Tac Toe claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $857 ($960 Cdn.) by December 2 in each year, including 2006. Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Tic Tac Toe mineral claim. Even if we do make the annual payment in lieu of doing work because we are notable to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

No matter how much money is spent on the Tic Tac Toe claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Tic Tac Toe claim without finding anything of value. It is very likely the Tic Tac Toe claim does not contain any reserves so any funds spent on exploration will probably be lost. No matter how much money is spent on the Tic Tac Toe claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Tic Tac Toe claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Tic Tac Toe claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Tic Tac Toe claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Tic Tac Toe claim is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found on the Tic Tac Toe claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Tic Tac Toe claim and seek another mineral property to develop, or cease operations altogether.

Risks Associated with Ownership of our Shares:

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 4,000,000 shares of common stock representing 83.4% of our outstanding shares. By having such a large percentage of the shares issued and having a controlling percentage, it is unlikely any shareholder or group of shareholders could replace the existing directors. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system. There is no market for our shares. Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. With our registration statement becoming effective, we have made an application to NASD by having a participating market maker file a Form 211 on our behalf. We will not be quoted on the OTCBB if we are not current in our filings with the SEC.

We estimate it may take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB. However, we cannot be sure we will ever be quoted on the OTCBB, in which case, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Forward Looking Statements

In addition to the other information contained in this Form 10K-SB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10K-SB including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY

Our Mineral Property

Particulars of the Tic Tac Toe claim, our sole mineral property, together with issues we face in conducting exploration work on the property, are as follows.

Location and Access

The Tic Tac Toe claim is located approximately 58 kilometers (36 miles) south of Kamloops, British Columbia, a town of approximately 80,000. The area covered by the Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Kamloops, and another nearby town, Merrit, provides all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our Claim is via major highway south from Kamloops followed by good secondary roads on private ranch land. No water is required for the purposes of our planned exploration work. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The claim covers low rounded mountainous terrain as a well defined north-south trending hill approximately 2.5 miles long and from 1-1.5 miles wide. This feature has a relative relief of about 800 feet. Patches of conifer and deciduous tress interspersed with open range cover the property. The elevations of the claim ranges form 3,500 to 4,500 feet.

The general area experiences approximately 40 inches of precipitation annually of which 30 -35% may occur as snow equivalent. The winter weather is generally moderate with cold spells and frequent warming trends. The summer weather could be described as variable, some dry and hot and some cool and wet. The claim area is able to be worked essentially year round.

Property Geology

The property is underlain by a belt of volcanic and sedimentary rocks. To the west of the claim is an intrusion of a granodorite mass.

The predominant rock type on the property is a massive, typically structureless sequence of volcanic breccia. Interfingered in the breccia are thin andesite flows indicating past volcanic activity. Bleached pyritic alteration zones are associated with narrow quartz veins, some of which are anomalous in gold. The volcanic breccia is of interest and relevance to us as it is believed to be of a rock type that is similar to the nearby ‘Enterprise gold-silver vein system’, which system has recorded small scale, sporadic production from 1916 to 1944 and is located on a adjacent property approximately 1.25 miles to the east of our property.

A sequence of unkown thickness of interbedded sandstone and shale underlies the eastern-most part of the property. A mass of ultramafic rock (another type of volcanic rock) occurs in the central portion of the property. Portions of the ultramafic rock have been altered on a zone which is at least 3,200 feet long and 650 feet wide. This alteration zone, described as ‘carbonatized zone’ is known to contain silver-gold mineralization.

Previous Exploration

The area covered by the property was originally prospected, with pits, trenches and shafts, during the late 1800’s.

In 1979 a VLF-EM survey was conducted over a portion of the claim. It picked up evidence of a sulphide vein(s) at the edge of the carbonatized zone. Also in 1979 a soil geochemical survey outlined sporadic showings of gold and copper in association with the known carbonatized zone.

A Pulse EM survey was conducted in 1983 over a larger portion of the claim area and detected the potential for the property to host rock types which could contain gold and/or silver mineralization.

As well nine core drill holes (aggregating almost 3,000 feet) were drilled on the claim area in 1983. Although the drill results were uniformly disappointing it is believed that the drilling did not extend to a depth sufficient to intersect the host rock types sought.

Previous work indicates that the Tic Tac Toe claim covers an epithermal alteration zone similar geologically to the Enterprise vein system, a system located approximately 1.25 miles to the east of our property. This system produced a modest 77,600 tons of ore, intermittently, between 1916 and 1944.

Despite the inconclusive results obtained from previous work on the claim area, we have concluded that further exploration of the Tic Tac Toe claim is warranted

Proposed Exploration Work - Plan of Operation

Mr. Glen C. Macdonald, P. Geol., authored the "Geological Summary Report on the Tic Tac Toe Project” dated March, 2006 (the “Macdonald Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claim. Mr. Macdonald is a registered Professional Geologist in good standing in the Association of Professional Engineers and Geoscientists of British Columbia and the Association of Professional Engineers of Alberta. He is a graduate of the University of British Columbia, Vancouver, B.C. with a Bachelor of Economics (1971) and Geology (1973). Mr. Macdonald has practiced his profession as a geologist continuously since 1973. He visited the area covered by our claim in 2004 and has worked on other mineral exploration projects in the immediate vicinity of our claim.

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Tic Tac Toe claim by completing Phase I of the work recommended in the Macdonald Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold and /or silver on our claim.

We have not discovered any ores or reserves on the Tic Tac Toe claim, our sole mineral property. Our planned Phase I work is exploratory in nature.

The Macdonald Report concludes that the Tic Tac Toe property covers a structurally controlled epithermal alteration zone adjoining a the geologically similar Enterprise vein system. Mr. Macdonald recommends that further exploration work on the claim be directed to testing the potential for (i) epithermal mineralization at depth, and (ii) bulk mineable gold/silver occurrences near surface in the carbonatized zone

The Macdonald Report recommends a two-phase exploration program to properly evaluate the potential of the claim. Phase I work will consist of geological mapping, sampling and surveying (including whole rock chemical analysis) to determine the depositional depth represented by the current erosional surface and compare this environment to the nearby Enterprise vein sytem’s depositonal level. The objective is to estimate at what depth gold mineralization, should it exist, might be expected to occur on the Tic Tac Toe claim.

Phase I work will compare the two environments because, according to the Macdonald Report, it is probable that any mineralized zone on the Tic Tac Toe claim is at a considerably deeper level than the known Enterprise vein system due to known faulting on the claim in in the immediate area.

We anticipate, based on the estimate contained in the Macdonald Report, that Phase I work will cost $10,000. The Tic Tac Toe claim is located at an elevation of over 5,000 feet and is subject to cold winters with snowfall accumulations. Accordingly Phase I work can not be undertaken before summer 2006.

The recommended Phase II work is estimated to cost a further $15,000. At this point we have funds available to complete Phase I only. We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Mortlock’s operations and liquidate our company. See, particularly, ‘Risk Factors’- page 6.

There are no permanent facilities, plants, buildings or equipment on the Tic Tac Toe claim.

Mortlock’s Main Product

Mortlock’s primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Tic-Tac-Toe claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

Mortlock’s Exploration Facilities

Mortlock will be exploring and developing, if warranted, the Tic-Tac-Toe claim and does not plan to build any mill or smelter. During the exploration period, Mortlock can use tent facilities, during the summer months, to house its geological workers or it can obtain hotel accommodation in either the towns of Meritt or Kamloops, British Columbia.

Investment Policies

Mortlock does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Mortlock. Presently Mortlock does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Mortlock is a party or to which the Tic-Tac-Toe claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Mortlock’s date of inception. Management plans to hold an Annual General Meeting of Stockholders during 2006.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no established trading market for Mortlock’s common stock. Since its inception, Mortlock has not paid any dividends on its common stock, and Mortlock does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 2006, Mortlock had 39 shareholders; two of these shareholders are an officers and director of Mortlock.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Mortlock’s inception.

There are no outstanding warrants or conversion privileges for Mortlock’s shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Corporate Organization and History Within Last Five years

Mortlock was incorporated under the laws of the State of Nevada on September 19, 2005 under the name Mortlock Ventures Inc. Other than our wholly owned subsidiary Mortlock Explorations Ltd., (“Mortlock Canada”), Mortlock does not have any subsidiaries, affiliated companies or joint venture partners. Mortlock Canada was incorporated under the laws of British Columbia Canada on October 24, 2005 for the purpose of holding registered and beneficial title to our mineral property, the Tic Tac Toe claim, situated in British Columbia, Canada.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Tic Tac Toe mineral claim. We have no intention of entering into a merger or acquisition and we have a specific business plan to complete Phase I of our exploration program by no later than November 15, 2006. We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

Business Development Since Inception

We raised $4,000 in initial seed capital on October 2, 2005 in order to identify and acquire a mineral property that we consider holds the potential to contain gold and/or silver mineralization.

On January 6, 2006 we purchased, from Mr. Guy Delorme, an independent prospector of Vancouver, British Columbia, Canada, the Tic- Tac-Toe mineral claim. The Tic Tac Toe claim is situated in British Columbia, Canada. We took title to the Tic Tac Toe claim through our subsidiary Mortlock Canada. British Columbia requires that every ‘person’ who acquires mineral claims in the Province obtain a “Free Miner’s Certificate’. Mortlock Canada acquired a Free Miner’s Certificate for the sum of $446.

On March 24, 2006 Mortlock closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

In March 2006 we engaged Glen MacDonald, P. Geol., to conduct a review and analysis of the Tic Tac Toe claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Tic Tac Toe claim. Mr. MacDonald’s report recommends a two-phase exploration program for the Tic Tac Toe claim.

We intend to undertake exploration work on the Tic Tac Toe claim. We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations. Our planned exploration work is exploratory in nature. We are the registered and beneficial owner of a 100% interest in the Tic Tac Toe claim located in British Columbia, Canada.

Beneficial ownership of the Tic Tac Toe claim confers the rights to the minerals on the Tic Tac Toe claim except for placer minerals or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of British Columbia. We do not have the right to harvest any timber on the Tic Tac Toe claim.

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Tic Tac Toe claim is as follows:

Claim Name	Tenure Record Number	Expiry Date	Owner
Tic-Tac-Toe	523371	Dec/02/2006	Mortlock Explorations Ltd.

The Tic Tac Toe claim cover an area of approximately 240 hectares (approximately 593 acres).
To keep the property in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the Tic Tac Toe claim before the expiry date, or pay cash of approximately $857 ($960 CDN) in lieu of doing exploration work, to the Province of British Columbia. This is an annual obligation. Failure to do either, each year, will result in the Tic Tac Toe claim reverting to the Province of British Columbia.

Additional information regarding the Tic Tac Toe claim can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Money required over the next twelve months

We will require money to operate over the next twelve months. We have determined we will require the following funds:

Distribution of Funds	Ref.	Amount

Accounting and audit	(i)	$ 7,500
Exploration on the Tic-Tac-Toe	(ii)	10,000
Office	(iii)	1,500
Transfer agent’s fees	(iv)	750
		19,750
Accounts payable to third parties	(v)	6,399
Sub-total		26,149
Less: cash on hand - June 30, 2006		(10,315)
Funds need over next twelve months		$ 15,834

(i) Accounting and auditing

This represents the cost for the annual financial statements and various quarterly financial statements required for filling with the SEC now that Mortlock’s registration statement is effective..
Financial Statement Requirement	Independent Accountant	In-house Accountant	Estimated Accounting and Auditing

10Q-SB - Sept 30	$ 500	$ 750	$ 1,250
10Q-SB - Dec 31	500	750	1,250
10Q-SB - March 31	500	750	1,250
10KI-SB - June 30	2,500	1,250	3,750

Total	$ 4,000	$ 3,500	$ 7,500

Our in-house accountant prepares the accounting records and draft financial statements for submission to Madsen & Associates, CPA’s Inc., our auditors.

(ii) Exploration of the Tic-Tac-Toe

Prior to December 2006, Mortlock will have to undertake an exploration program on the Tic-Tac-Toe mineral claims and is expecting to undertake Phase I as set forth in the Macdonald geological report. This will cost Mortlock approximately $10,000. If Mortlock does not have the available funds on hand to undertake Phase I, management is prepared to advance this money in order to ensure this exploration program is completed.

(iii) Office

Relates to photocopying, printing and courier charges in the preparation of working papers and other documents to be sent to our independent auditors, correspondence with our shareholders, general material for the office and miscellaneous expenses which will be incurred in the future but cannot yet be identified.

(iv) Transfer agent’s fees

The annual fee charged by Empire Stock Transfer is $500.

With cash of $10,315 as at June 30, 2006, we will require additional funds during the next twelve months. To meet our future obligations we might have to issue treasury shares or accept advances from our director and officers. No decision has been made by our directors regarding any future issuance of our shares or the price per share.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Mortlock are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period ended June 30, 2006, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the period ended June 30, 2006.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Mortlock’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Mortlock’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Mortlock’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Officers and Directors

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Michael Laidlaw #102 - 7281 Cambie St Vancouver, B.C., Canada, V6P 3H4	Chief Executive Officer, President and Director (1)	70

William Timmins #3-950 Lanfranco Rd. Kelowna, BC, Canada, V1W 3W8	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	68

(1)	Michael Laidlaw was appointed a director on September 19, 2005, President and Principal Executive Officer on September 26, 2006.

(2)	William Timmins became a director on September 20, 2006 and was appointed Secretary Treasurer and Chief Financial Officer on September 26, 2006.

Background of officers and directors

MICHAEL LAIDLAW has been the President and Director of the Company since September 2005. Mr. Laidlaw worked in the stock brokerage business in the City of London, England for 32 years. Beginning as a stock broker in 1955, he joined senior management and took partnership positions at Vivian Gray & Company from 1965 to 1984; then Giles & Overbury from 1984 to 1987. In 1987 Mr. Laidlaw, who still maintains a residence in the United Kingdom, relocated to Vancouver, British Columbia, where he has been self-employed as a corporate finance consultant providing advisory services to various Canadian and U.S based private and public companies. Mr. Laidlaw is a director and senior officer of Global Net Entertainment Corp. a Canadian public company formerly traded on the NEX board of the TSX Venture Exchange.

WILLIAM TIMMINS has been a director and Secretary Treasurer of the Company since September 2005. Mr. Timmins is a Professional Engineer, has been a consulting geologist for the past 39 years being a graduate in 1956 from the Provincial Institute of Mining in Haileybury, Ontario, Canada, and subsequent attending Michigan Technological University between 1962 and 1965 where he specialized in geology. In 1969 he was licensed by the Professional Engineers Association of British Columbia. Through his private company, WGT Consultants Ltd., his experience over the past 39 years has been in all aspects of mineral exploration, oil and gas exploration and development in Western Canada, United States, Central and South America, Australia and New Zealand. Over the past number of years, Mr. Timmins has been a directors and officer of a number of public corporations and is currently a director of Sidon International Resources Corporation, a Canadian public company trading on the TSX Venture Exchange.

None of our officers and directors work full time for our company. Michael Laidlaw spends approximately 24 hours a month on administrative and accounting matters. With recent work on the private placement of our common stock, this Registration Statement and because the Company intends to seek a quotation on the OTCBB in the near future Mr. Laidlaw’s time on Company affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, William Timmins spends approximately 16 hours per month on corporate matters. It is anticipated Mr. Timmins will spend more time on Mortlock’s business, including virtually full-time service during the period of conduct of our Phase I work program, as and when we prepare to undertake such exploration work.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Michael Laidlaw, our President and Chairman of the audit committee, and William Timmins our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Neither Mr. Laidlaw nor Mr. Timmins can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given the our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Mr. Laidlaw, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees. Since inception on September 19, 2005, our Board has conducted its business entirely by consent resolutions and has not met, as such. Our Audit Committee has held one meeting.

Conflicts of Interest

Apart from William Timmins, who is a director of Sidon Resources International Corporation, a company involved in the mineral exploration business, none of our officers and directors is a director or officer of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Mortlock and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 5, 2004, a Code of Business Conduct and Ethics. Mortlock’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Mortlock and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many functions that would otherwise require Mortlock to hire employees or outside consultants. Although Mr. Timmins is a professional engineer/geologist, we anticipate engaging the services of workers to assist in the exploration of the Tic Tac Toe claim. We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Tic Tac Toe claim by no later than October 15, 2006. Mr Timmins’ will be responsible for supervision of the geological work on our claim and, therefore, will be an integral part of our operations although he, along with any field workers we engage, will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

EXECUTIVE COMPENSATION

We have not paid any executive compensation during the years since inception except as noted from the following summary:
Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Michael Laidlaw Principal Executive Officer, President and Director	2005 2006	2,000 6,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

William Timmins Principal Financial Officer, Secretary Treasurer and Director	2005- 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President has received monthly, commencing November 1, 2005, the sum of $1,300 made up of a management fee of $1,000 and, a rent allowance of $ 300 (for providing an office for the Company).

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors. None of our directors have been paid any compensation in either cash or shares since the inception of Mortlock.

Employment Contracts and Termination of Employment Agreements

We do not have any employment contracts with any of our directors or officers or any other individual proposed to be an officer or director. There are no compensation agreements in the event one or more of our officers or directors terminates his involvement with Mortlock.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Mortlock, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Mortlock or its subsidiaries, or any change in control of Mortlock, or a change in the person’s responsibilities following a change in control of Mortlock.

Compliance with Section 16 (a) of the Exchange Act

Mortlock knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Mortlock’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Both our Directors have filed a Form 3 with the SEC during the period.

The following table sets forth as at August 25, 2006, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name of Director and Officer	Form filed	Date of Filing

Michael Laidlaw	3	July 28, 2006

William Timmins	3	July 31, 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as at August 25, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Michael Laidlaw # 102 - 7281 Cambie Street, Vancouver, B.C., Canada, V6P 3H4	2,500,000	52.09%
Common Stock	William Timmins 3394 Williams Avenue, North Vancouver, B.C., Canada, V7K 2Z6.	1,500,000	31.25%

Common Stock	Directors and Officers as a Group (2 persons)	4,000,000	83.34%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 4,000,000.

Our two largest shareholders, Michael Laidlaw and William Timmins, own, collectively, 4,000,000 issued and outstanding shares of our common stock. These shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein. We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 200,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

-	are entitled to share ratably in all of the assets of Mortlock available for distribution upon winding up of the affairs of Mortlock; and

-	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

-	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

- preference as to dividends or interest;

- preemptive rights to purchase in new issues of shares;

- preference upon liquidation; or

- any other special rights or preferences.

All our shares of commons stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

The shares are not convertible into any other securities.

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. Our directors and officers have 83.34 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Mortlock, or any currently proposed transactions, or series of similar transactions, to which Mortlock was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Mortlock to own of record or beneficially more than 5% of any class of Mortlock’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Morlock, or any currently proposed transactions, or series of similar transactions, to which Mortlock was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Mortlock to own of record or beneficially more than 5% of the common shares of Mortlock’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Mortlock does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Mortlock’s Registration Statement on Form SB-2 filed on June 9, 2006, Registration No. 333-134883)

3 (i) Articles of Incorporation (incorporated by reference from Mortlock’s Registration Statement on Form SB-2 filed on June 9, 2006, Registration No. 333-134883)

3 (ii) By-laws (incorporated by reference from Mortlock’s Registration Statement on Form SB-2 filed on June 9, 2006, Registration No. 333-134883)

4	Stock Specimen (incorporated by reference from Mortlock’s Registration Statement on Form SB-2 filed on June 9, 2006, Registration No. 333-134883)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Mortlock’s Registration Statement on Form SB-2 filed on June 9, 2006 Registration No. 333-134883)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended June 30, 2006 for professional services for the audit of Mortlock interim as of March 31, 2006 and annual financial statements as at June 30, 2006 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $2,500 for March 31, 2006 and $2,500 for June 30, 2006.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Mortlock’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in June 30, 2006 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to June 30, 2006 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Mortlock to make any pre-approval policies meaningful. Once Mortlock has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Mortlock’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTLOCK VENTURES INC.
(Registrant)

August 25, 2006

By: MICHAEL LAIDLAW
Michael Laidlaw
Chief Executive Officer,
President and Director

By: WILLIAM TIMMINS
William Timmins
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Mortlock Ventures Inc. and Subsidiary
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Mortlock Ventures Inc. and Subsidiary (pre- exploration stage company) at June 30, 2006, and the consolidated statement of operations, stockholders' equity, and cash flows for the period September 19, 2005 to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortlock Ventures Inc. and subsidiary at June 30, 2006, and the results of operations, and cash flows for the period September 19, 2005 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                     MADSEN & ASSOCIATES CPA’s INC.
August 25, 2006

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 10,315

Total Current Assets	$ 10,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 6,399
Accounts payable - related parties	5,129

Total Current Liabilities	11,528

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
4,800,000 shares issued and outstanding	4,800
Capital in excess of par value	39,200
Deficit accumulated during the pre-exploration stage	(45,213)

Total Stockholders’ Deficiency	(1,213)

$ 10,315

The accompanying notes are an integral part of these financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period from September 19, 2005 (date of inception) to June 30, 2006

REVENUES	$ -

EXPENSES

Exploration costs	3,489
Administrative	41,724

NET LOSS FROM OPERATIONS	$(45,213)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)

AVERAGE OUTSTANDING SHARES

Basic	4,278,873

The accompanying notes are an integral part of these financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period  September 19, 2005 (date of inception) to June 30, 2006

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 19, 2005	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - October 2, 2005	4,000,000	4,000	-	-

Issuance of common shares for cash at $0.05 - March 24, 2006	800,000	800	39,200	-

Net operating loss for the period Ended June 30, 2006	-	-	-	(45,213)

Balance as at June 30, 2006	4,800,000	$ 4,800	$ 39,200	$ (45,213)

The accompanying notes are an integral part of these financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period from September 19, 2005 (date of inception) to June 30, 2006

CASH FLOWS FROMOPERATING ACTIVITIES:

Net loss	$ (45,213)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,399

Net Cash Provided (Used) in Operations	(38,814)

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in account payable - related parties	5,129
Proceeds from issuance of common stock	44,000
49,129

Net Increase (Decrease) in Cash	10,315

Cash at Beginning of Period	-

CASH AT END OF PERIOD	$10,315

The accompanying notes are an integral part of these financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1. ORGANIZATION

The Company, Mortlock Ventures Inc. was incorporated under the laws of the State of Nevada on September 19, 2005 with the authorized capital stock of 200,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Mortlock Explorations Ltd., which was incorporated in British Columbia on October 24, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company and its subsidiary have elected June 30 as its fiscal year end.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mortlock Ventures Inc (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2006, the Company had a net operating loss carry forward of $45,213 for income tax purposes. The tax benefit of approximately $13,600, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2026.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and British Pounds Sterling and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Financial Instruments

The carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF UNPROVEN MINERAL CLAIM

The Company acquired a mineral claim, known as the Tic-Tac-Toe Group of claims, situated near Merit, British Columbia, with an expiration date of December 2, 2006. The claims may be extended yearly by the payment of $960 Cdn or the completion of work on the property of $960 Cdn. plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $5,129.

The President of the Company is compensated for his services in the amount of a total $1,000 per month starting November 1, 2005.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

5. CAPITAL STOCK

During October 2005, the Company completed a private placement of 4,000,000 common shares for $4,000 to its directors and a private placement of 800,000 common shares for $40,000.

6. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.