Form 10KSB/A
period 2006-06-30
Mortlock Ventures Inc.
filed 2006-09-12
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Mortock Ventures Inc.’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MORTLOCK VENTURES INC.
                                (Registrant)

                                                By:        MICHAEL LAIDLAW
                                                    Chief Executive Officer, President
                                                           and Director

                                                Date    September 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.
                                                By:         MICHAEL LAIDLAW
                                                        Chief Executive Officer,
                                                        President and Director

                                                 Date:    September 12, 2006

                                          By:         WILLIAM TIMMINS
                                                        Chief Accounting Officer,
                                                      Chief Financial Officer and Director

                                                Date:    September 12, 2006

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