Form 10KSB/A
period 2006-06-30
Mortlock Ventures Inc.
filed 2006-10-20
CIK 1357531

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

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Mortock Ventures Inc.’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X ]     No [ ]

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
The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Michael Laidlaw #102 - 7281 Cambie St Vancouver, B.C., Canada, V6P 3H4	Chief Executive Officer, President and Director (1)	70

William Timmins #3-950 Lanfranco Rd. Kelowna, BC. Canada, V1W 3W8	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	68

(1)	Michael Laidlaw was appointed a director on September 19, 2005, President and Principal Executive Officer on September 26, 2006.

(2)	William Timmins became a director on September 20, 2006 and was appointed Secretary Treasurer and Chief Financial Officer on September 26, 2006.

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

EXECUTIVE COMPENSATION

We have not paid any executive compensation during the years since inception except as noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Michael Laidlaw Principal Executive, Officer, President and Director	2005 2006	2,000 6,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

William Timmins Principal Financial Officer, Secretary Treasurer and Director	2005- 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

                MORTLOCK VENTURES INC.
              (Registrant)

                        By: MICHAEL LAIDLAW
                Chief Executive Officer,
                President and Director

                        Date: October 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By: MICHAEL LAIDLAW
                      Chief Executive Officer
                      President and Director

                            Date: October 20, 2006

                         By:WILLIAM TIMMINS
                Chief Accounting Officer,
                    Chief Financial Officer and Director

                                                            Date:  October 20, 2006

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