Form 10QSB
period 2006-09-30
Mortlock Ventures Inc.
filed 2006-12-07
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-134883

 MORTLOCK VENTURES INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

102 - 7281 Cambie Street, Vancouver, British Columbia, Canada, V3P 3H4
(Address of principal executive offices)

1-604-324-1955
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes [X ]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

September 30, 2006: 4,800,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2006 and June 30, 2006	4

	Statement of Operations For the three months ended September 30, 2006 and 2005 and for the period September 19, 2006 (Date of Inception) to September 30, 2006	5

	Statement of Cash Flows For the three months ended September 30, 2006 and 2005 and for the period September 19, 2006 (Date of Inception) to September 30, 2006	6

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Mortlock Ventures Inc. (a pre-exploration stage company) at September 30, 2006 (with comparative figures as at June 30, 2006) and the statement of operations for the three months ended September 30, 2006 and 2005 and for the period from September 19, 2005 (date of incorporation) and the statement of cash flows for the three months ended September 30, 2006 and 2005 and for the period from September 19, 2005 (date of incorporation) to September 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 4,750	$ 10,315

Total Current Assets	$ 4,750	$ 10,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,170	$ 6,399
Accounts payable - related parties	17,221	5,129

Total Current Liabilities	24,391	11,528

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
4,800,000 shares issued and outstanding	4,800	4,800
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(63,641)	(45,213)

Total Stockholders’ Deficiency	(19,641)	(1,213)

	$ 4,750	$ 10,315

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and 2005 and for the period from September 19, 2005 (date of inception) to September 30, 2006

(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	From inception to September 30, 2006

REVENUES	$ -	$ -	$ -

EXPENSES:
Accounting and audit	2,945	-	11,795
Bank charges	354	-	872
Consulting	-	-	13,000
Exploration	-	-	3,489
Filing fees	175	-	300
Incorporation costs	-	-	811
Legal	4,905	-	7,405
Management fees	3,000	-	11,000
Office	1,290	-	2,886
Rent	900	-	3,300
Transfer agent’s fees	1,150	-	1,475
Travel and entertainment	3,709	-	7,308

NET LOSS FROM OPERATIONS	$ (18,428)	$ -	$(63,641)

NET LOSS PER COMMON SHARE

Basic and diluted	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	4,800,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2006 and 2005 and for the period from September 19, 2005 (date of inception) to September 30, 2006

(Unaudited)

	Three months ended September 30, 2006	Three months Ended September 30, 2005	From inception to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,428)	$ -	$ (63,641)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	771	-	7,170

Net Cash Provided (Used) in Operations	(17,657)	-	(56,471)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in account payable - related parties	12,092	-	17,221
Proceeds from issuance of common stock	-	-	44,000
	12,092	-	61,221

Net (Decrease) increase in Cash	(5,565)	-	4,750

Cash at Beginning of Period	10,315	-	-

CASH AT END OF PERIOD	$ 4,750	$ -	$ 4,750

The accompanying notes are an integral part of these unaudited financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)
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
September 30, 2006

(Unaudited)

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

On September 30, 2006, the Company had a net operating loss carry forward of $63,641 for income tax purposes. The tax benefit of approximately $19,000, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2026.

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
September 30, 2006

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
September 30, 2006

(Unaudited)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $17,221.

The President of the Company is compensated for his services in the amount of a total $1,000 per month starting November 1, 2005. During the current period he received $3,000 in compensation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Mortlock Ventures Inc. (“Mortlock”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Mortlock presently has minimal day-to-day operations; mainly comprising the maintaining of the Tic Tac Toe claims in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Mortlock has had no revenue since inception and its accumulated deficit is $63,641. To date, the growth of Mortlock has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Tic Tac Toe claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Tic Tac Toe claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims. Our President will advance funds to Mortlock sufficient to undertake an exploration program on our claims prior to December 2, 2006.

Our management estimates that a minimum of $20,545 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,500), work undertaken by the independent accountant ($4,000), Edgar fees ($1,100), filing fees to maintain Mortlock in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Tic Tac Toe claims (estimated at $3,000), office and miscellaneous ($1,000), payments to the transfer agent ($500) and payment to third party creditors in the amount of $7,170. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

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

The recommended Phase II work is estimated to cost a further $15,000. At this point we have funds available to complete Phase I only. We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend our operations and liquidate our company. See, particularly, ‘Risk Factors’- see below.

There are no permanent facilities, plants, buildings or equipment on the Tic Tac Toe claim.

Mortlock’s Main Product

Our primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Tic-Tac-Toe claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

Mortlock’s Exploration Facilities

We will be exploring and developing, if warranted, the Tic-Tac-Toe claim and does not plan to build any mill or smelter. During the exploration period, we can use tent facilities, during the summer months, to house its geological workers or we can obtain hotel accommodation in either the towns of Meritt or Kamloops, British Columbia.

Investment Policies

Mortlock does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Mortlock. Presently Mortlock does not have any excess funds to invest.

RISK FACTORS

This Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline, when and if it is ever quoted on the OTCBB.

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

While we were incorporated in 2005, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to September 30, 2006, the date of our most recent audited financial statements is $63,641. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Mortlock’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Mortlock’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Mortlock’s internal controls or in other factors that could materially affect Mortlock’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Mortlock is a party or to which the Tic Tac Toe claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities during the quarter ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

MORTLOCK VENTURES INC.
(Registrant)

Date: November 3, 2006	MICHAEL LAIDLAW
Chief Executive Officer, President and Director

Date: November 3, 2006	WILLIAM TIMMINS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director