Form 10QSB
period 2006-12-31
Mortlock Ventures Inc.
filed 2007-01-18
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes [ X ] No [ ]

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

January 17, 2007:     4,800,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2006 and June 30, 2006	4

	Statement of Operations For the three and six months ended December 31, 2006 and 2005 and for the period September 19, 2006 (Date of Inception) to December 31, 2006	5

	Statement of Cash Flows For the six months ended December 31, 2006 and 2005 and for the period September 19, 2006 (Date of Inception) to December 31, 2006	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Mortlock Ventures Inc. (a pre-exploration stage company) at December 31, 2006 (with comparative figures as at June 30, 2006) and the statement of operations for the three and six months ended December 31, 2006 and 2005 and for the period from September 19, 2005 (date of incorporation) to December 31, 2006 and the statement of cash flows for the six months ended December 31, 2006 and 2005 and for the period from September 19, 2005 (date of incorporation) to December 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 827	$ 10,315

Total Current Assets	$ 827	$ 10,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 9,645	$ 6,399
Accounts payable - related parties	28,419	5,129

Total Current Liabilities	38,064	11,528

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
4,800,000 shares issued and outstanding	4,800	4,800
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(81,237)	(45,213)

Total Stockholders’ Deficiency	(37,237)	(1,213)

	$ 827	$ 10,315

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended December 31, 2006 and 2005 and for the period from September 19, 2005 (date of inception) to December 31, 2006

(Unaudited)

	Six months ended December 31, 2006	From inception to December 31, 2005	Three months ended December 31, 2006	Three months ended December 31, 2005	From inception to December 31, 2006

REVENUES	$ _______-	$ ______-	$ -	$ -	$ -

EXPENSES:
Accounting and audit	4,790	-	1,845	-	13,640
Bank charges	340	649	(13)	649	859
Consulting	-	-	-	-	13,000
Exploration	10,000	431	10,000	431	13,489
Filing fees	175	125	-	125	300
Incorporation costs	-	795	-	795	811
Legal	6,435	-	1,530	-	8,935
Management fees	6,000	2,000	3,000	2000	14,000
Office	1,625	-	334	-	3,220
Rent	1,800	600	900	600	4,200
Transfer agent’s fees	1,150	100	-	100	1,475
Travel and entertainment	3,709	-	-	-	7,308

NET LOSS FROM OPERATIONS	$ (36,024)	$ (4,700)	$ (17,596)	$ (4,700)	$(81,237)

NET LOSS PER COMMON SHARE

Basic and diluted	$ 0.01	$ 0.00	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	4,800,000	3,533,981	4,800,000	3,956,522

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2006 and 2005 and for the period from September 19, 2005 (date of inception) to December 31, 2006

(Unaudited)

	Six months ended December 31, 2006	From inception December 31, 2005	From inception to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (36,024)	$ (4,700)	$ (81,237)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	3,246	725	9,645

Net Cash Provided (Used) in Operations	(32,778)	(3,975)	(71,592)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in account payable - related parties	23,290	726	28,419
Proceeds from issuance of common stock	-	15,250	44,000
	23,290	15,976	72,419

Net (Decrease) increase in Cash	(9,488)	12,001	827

Cash at Beginning of Period	10,315	-	-

CASH AT END OF PERIOD	$ 827	$ 12,001	$ 827

The accompanying notes are an integral part of these unaudited financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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
December 31, 2006

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

On December 31, 2006, the Company had a net operating loss carry forward of $81,237 for income tax purposes. The tax benefit of approximately $24,371, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2026.

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
December 31, 2006

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.
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

3. AQUISITION OF UNPROVEN MINERAL CLAIM

The Company acquired a mineral claim, known as the Tic-Tac-Toe Group of claims, situated near Merit, British Columbia, with an expiration date of December 2, 2007. The claims may be extended yearly by the payment of $960 Cdn or the completion of work on the property of $960 Cdn. plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $28,419.

The President of the Company is compensated for his services in the amount of a total $1,000 per month starting November 1, 2005. During the current period he received $6,000 in compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

Mortlock has had no revenue since inception and its accumulated deficit is $81,237. To date, the growth of Mortlock has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Tic Tac Toe claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Tic Tac Toe claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $24,505 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($3,985), Edgar fees ($1,150), filing fees to maintain Mortlock in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Tic Tac Toe claims (estimated at $3,000), office and miscellaneous ($1,000), payments to the transfer agent ($500) and payment to third party creditors in the amount of $9,645. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

The claim covers low rounded mountainous terrain as a well defined north-south trending hill approximately 2.5 miles long and from 1-1.5 miles wide. This feature has a relative relief of about 800 feet. Patches of conifer and deciduous tress interspersed with open range cover the property. The elevation of the claim ranges from 3,500 to 4,500 feet.

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

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Tic Tac Toe claim is as follows:

Claim Name	Tenure Record Number	Expiry Date	Owner
Tic-Tac-Toe	523371	Dec/02/2007	Mortlock Explorations Ltd.

The Tic Tac Toe claim covers an area of approximately 240 hectares (approximately 593 acres).
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

Despite the inconclusive results obtained from previous work on the claim area, we have concluded that further exploration of the Tic Tac Toe claim is warranted.

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

The Macdonald Report concludes that the Tic Tac Toe property covers a structurally controlled epithermal alteration zone adjoining the geologically similar Enterprise vein system. Mr. Macdonald recommends that further exploration work on the claim be directed to testing the potential for (i) epithermal mineralization at depth, and (ii) bulk mineable gold/silver occurrences near surface in the carbonatized zone.

The Macdonald Report recommends a two-phase exploration program to properly evaluate the potential of the claim. Phase I work has been completed and consists of geological mapping, sampling and surveying (including whole rock chemical analysis) to determine the depositional depth represented by the current erosional surface and compare this environment to the nearby Enterprise vein system’s depositional level. The objective is to estimate at what depth gold mineralization, should it exist, might be expected to occur on the Tic Tac Toe claim.

Phase I work compares the two environments because, according to the Macdonald Report, it is probable that any mineralized zone on the Tic Tac Toe claim is at a considerably deeper level than the known Enterprise vein system due to known faulting on the claim in the immediate area.

Phase I work cost $10,000 and was completed by Glen Macdonald. The Tic Tac Toe claim is located at an elevation of over 5,000 feet and is subject to cold winters with snowfall accumulations. Accordingly Phase I was undertaken in the fall of 2006.

The recommended Phase II work is estimated to cost a further $15,000. We will have to raise additional capital in order to carry out Phase II work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend our operations and liquidate our company. See, particularly, ‘Risk Factors’- see below.

There are no permanent facilities, plants, buildings or equipment on the Tic Tac Toe claim.

Mortlock’s Main Product

Our primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Tic-Tac-Toe claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

Mortlock’s Exploration Facilities

We will be exploring and developing, if warranted, the Tic-Tac-Toe claim and do not plan to build any mill or smelter. During the exploration period, we can use tent facilities, during the summer months, to house the geological workers or we can obtain hotel accommodation in either the towns of Meritt or Kamloops, British Columbia.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Despite the fact our officers and directors are willing to commit to loan or advance capital to us of approximately $25,000, (of which $10,000 was advanced in October), their resources are limited. With their assistance, absent any other source of capital, we could manage to finance no more than 12 months of our present operating expenses. If we do not raise additional capital through the issuance of treasury shares, we believe we will be unable to conduct exploration activity beyond Phase I of the program recommended for the Tic Tac Toe claim. In the event we are unable to raise additional capital we may have to cease operations after completion of Phase I and go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2005, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to December 31, 2006, the date of our most recent audited financial statements is $81,237. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

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

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months. We are in the pre-exploration stage. We need to raise additional capital to undertake even Phase II of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials for Phase II of the exploration program. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We may be unable to meet property maintenance requirements or acquire necessary mining licenses and thereby lose our interest in the Tic Tac Toe claim.

In order to maintain ownership of in the Tic Tac Toe claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $857 ($960 Cdn.) by December 2 in each year, including 2006. Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Tic Tac Toe mineral claim. Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

Our directors and officers currently own 4,000,000 shares of common stock representing 83.4% of our outstanding shares. By having such a large percentage of the shares issued and having a controlling percentage, it is unlikely any shareholder or group of shareholders could replace the existing directors. As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

There has been no change in our securities during the quarter ended December 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

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

MORTLOCK VENTURES INC.
(Registrant)

Date: January 17, 2007	MICHAEL LAIDLAW
Chief Executive Officer, President and Director

Date: January 17, 2007	WILLIAM TIMMINS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director