Form 10QSB
period 2007-03-31
Mortlock Ventures Inc.
filed 2007-05-14
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2007

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

April 30, 2007: 76,808,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at March 31, 2007 and June 30, 2006	4

	Consolidated Statement of Operations For the three and nine months ended March 31, 2007 and 2006 and for the period September 19, 2005 (Date of Inception) to March 31, 2007	5

	Consolidated Statement of Changes in Shareholders’ Equity For the period September 19, 2005 (Date of Inception) to March 31, 2007

	Consolidated Statement of Cash Flows For the nine months ended March 31, 2007 and 2006 and for the period September 19, 2005 (Date of Inception) to March 31, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mortlock Ventures Inc. (a pre-exploration stage company) at March 31, 2007 (with comparative figures as at June 30, 2006) and the consolidated statement of operations for the three and nine months ended March 31, 2007 and 2006 and for the period from September 19, 2005 (date of incorporation) to March 31, 2007 and consolidated statement of changes in stockholders’ deficiency for the period September 19, 2005 (dated of incorporation) to March 31, 2007 and the consolidated statement of cash flows for the nine months ended March 31, 2007 and 2006 and for the period from September 19, 2005 (date of incorporation) to March 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 5,909	$ 10,315

Total Current Assets	$ 5,909	$ 10,315

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 13,074	$ 6,399
Accounts payable - related parties	38,569	5,129

Total Current Liabilities	51,643	11,528

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
76,808,000 shares issued and outstanding	76,808	76,808
Capital in excess of par value	(32,808)	(32,808)
Deficit accumulated during the pre-exploration stage	(89,734)	(45,213)

Total Stockholders’ Deficiency	(45,734)	(1,213)

	$ 5,909	$ 10,315

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended March 31, 2007 and 2006 and for the period from September 19, 2005 (date of inception) to March 31, 2007

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2007	From Inception to March 31, 2006	From inception to March 31, 2007

REVENUES	$ -	$ -	$ _______-	$ ______-	$ -

EXPENSES:
Accounting and audit	1,855	3,750	6,645	3,750	15,495
Bank charges	68	44	408	408	927
Consulting	-	5,500	-	5,500	13,000
Exploration	-	3,058	10,000	3,489	13,489
Filing fees	-	-	175	125	300
Incorporation costs	-	16	-	811	811
Legal	2,075	-	8,510	-	11,010
Management fees	3,000	3,000	9,000	5,000	17,000
Office	174	1,156	1,774	1,441	3,369
Rent	900	900	2,700	1,500	5,100
Transfer agent’s fees	450	-	1,600	100	1,925
Travel and entertainment	-	3,599	3,709	3,599	7,308

NET LOSS FROM OPERATIONS	$ (8,522)	$ (21,023)	$ (44,521)	$ (25,723)	$(89,734)

NET LOSS PER COMMON SHARE

Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	76,808,000	65,382,666	76,808,000	64,530,900

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period  September 19, 2005 (date of inception) to March 31, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 19, 2005	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - October 2, 2005	64,000,000	64,000	(60,000)	-

Issuance of common shares for cash at $0.05 - March 24, 2006	12,808,000	12,808	27,192	-

Net operating loss for the period Ended June 30, 2006	-	-	-	(45,213)

Net operating loss for the nine months ended March 31, 2007	-	-	-	(44,521)

Balance as at March 31, 2007	76,808,000	$ 76,808	$ (32,808)	$ (89,734)

The accompanying notes are an integral part of these financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2007 and 2006 and for the period from September 19, 2005 (date of inception) to March 31, 2007

(Unaudited)

	Nine months ended March 31, 2007	From Inception to March 31, 2006	From inception to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (44,521)	$ (25,723)	$ (89,734)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,675	7,398	13,074

Net Cash Provided (Used) in Operations	(37,846)	(18,325)	(76,660)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in account payable - related parties	33,440	5,692	38,569
Proceeds from issuance of common stock	-	44,000	44,000
	33,440	49,692	82,569

Net (Decrease) increase in Cash	(4,406)	31,367	5,909

Cash at Beginning of Period	10,315	-	-

CASH AT END OF PERIOD	$ 5,909	$ 31,367	$ 5,909

The accompanying notes are an integral part of these unaudited financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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
March 31, 2007

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

On March 31, 2007, the Company had a net operating loss carry forward of $89,734 for income tax purposes. The tax benefit of approximately $26,900, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2027.

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
March 31, 2007

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
March 31, 2007

(Unaudited)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $38,569.

The President of the Company is compensated for his services in the amount of a total $1,000 per month starting November 1, 2005. During the current period he received $9,000 in compensation.

5. CAPITAL STOCK

During October 2005, the Company completed a private placement of post-split 64,000,000 common shares for $4,000 to its directors and a private placement of post-split 12,808,000 common shares for $40,000. The forward split did not affect the Company’s authorized number of shares of common stock as set forth in its Articles of Incorporation and therefore such authorized number of shares after the forward split remains at 200,000,000. The post-split shares have been shown from inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Mortlock has had no revenue since inception and its accumulated deficit is $89,734. To date, the growth of Mortlock has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Tic Tac Toe claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Tic Tac Toe claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $28,234 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($3,985), Edgar fees ($1,150), filing fees to maintain Mortlock in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Tic Tac Toe claims (estimated at $3,000), office and miscellaneous ($1,000), payments to the transfer agent ($500) and payment to third party creditors in the amount of $13,074. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

RISK FACTORS

This Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline.

Our auditors have issued a going concern opinion and although our officers and directors have agreed to loan money to us, we may not be able to achieve our objectives since we do not have adequate capital and may have to suspend or cease exploration activity.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Despite the fact our officers and directors are willing to commit to loan or advance capital to us of approximately $25,000, (of which $20,000 has been advanced since the Company’s fiscal year end), their resources are limited. With their assistance, absent any other source of capital, we could manage to finance no more than 12 months of our present operating expenses. If we do not raise additional capital through the issuance of treasury shares, we believe we will be unable to conduct exploration activity beyond Phase I of the program recommended for the Tic Tac Toe claim. In the event we are unable to raise additional capital we may have to cease operations after completion of Phase I and go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2005, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to December 31, 2006, the date of our most recent audited financial statements is $89,734. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Our directors and officers currently own 64,000,000 shares of common stock representing 83.4% of our outstanding shares. By having such a large percentage of the shares issued and having a controlling percentage, it is unlikely any shareholder or group of shareholders could replace the existing directors. As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company’s shares were forward split on the basis of sixteen new shares for each share held. The forward split did not affect the Company’s authorized number of shares of common stock as set forth in its Articles of Incorporation and therefore such authorized number of shares after the forward split remains at 200,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter other than the forward split of the shares on the basis of sixteen new shares for each one old share held.

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

MORTLOCK VENTURES INC.
(Registrant)

Date: May 11, 2007	MICHAEL LAIDLAW
Chief Executive Officer, President and Director

Date: May 11, 2007	WILLIAM TIMMINS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director