Form 10KSB
period 2007-06-30
Mortlock Ventures Inc.
filed 2007-08-07
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended June 30, 2007

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

As at June 30, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of July 31, 2007, Mortlock Ventures Inc. has 76,808,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1                                                                            Page

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated July 28, 2007 attached to the financial statements dated June 30, 2007. We have cash of $8,068 as at June 30, 2007 and have liabilities of $64,354 of which $48,955 is owed to our directors. Since our inception we have incurred accumulated losses of $98,986. We anticipate minimum operating expenses for the next twelve months of $45,656 (refer to page 15). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time although our President receives compensation of $1,000 per month for services he performs on behalf of Mortlock.

We currently have two officers that devote an immaterial amount of time to our business. For example, one of our officers devotes approximately 15 hours per month to our business and our other officer devotes approximately 10 hours per month to our business.

We will have to raise money to meet our obligations during the next twelve months in the amount of approximately $45,656 - refer to page 15.

We have a 100 percent interest in the mineral rights on certain claims in British Columbia, Canada called the Tic-Tac-Toe mineral claims (the “Tic-Tac-Toe”). The claim consists of approximately 593 acres. It is located 93 miles south of Kamloops and 78 miles north of Merit, British Columbia. We had limited results on the Tic Tac Toe claim during the Phase I exploration program in November 2006. There is no assurance we will find a commercially viable mineral reserve on the Tic-Tac-Toe. The Tic-Tac-Toe is in good standing until December 2, 2007 at which time assessment work or cash in lieu of assessment work will have to be filed with the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) in the amount of approximately $960 to keep it in good standing for a further twelve months.

On the Tic-Tac-Toe claim, Mortlock is focusing on precious metals; being gold and silver.

Mortlock’s shares are quoted on the OTC Bulletin Board.

Mortlock has 76,808,000 shares outstanding.

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

While we were incorporated in 2005, we have not yet conducted any major exploration activities other than the completion of Phase I. We have not generated any revenues. We do not have sufficient exploration history upon which a person can evaluate the likelihood of our future success or failure. Our net loss from inception to June 30, 2007, the date of our most recent audited financial statements is $98,986. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

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

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. Our Chief Financial Officer and Secretary-Treasurer, who is a professional engineer, devoted almost full-time effort on behalf of the Company for the limited duration of the Phase I work program. Nevertheless, as a consequence our management devotes limited time to the affairs of the Company which might result in our business suffering. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

In order to maintain ownership of in the Tic Tac Toe claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $857 ($960 Cdn.) by December 2 in each year, including 2007. Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Tic Tac Toe mineral claim. Even if we do make the annual payment in lieu of doing work because we are notable to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately put into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Tic Tac Toe claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Tic Tac Toe claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

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

Our directors and officers currently own 64,000,000 shares of common stock representing 83% of our outstanding shares. By having such a large percentage of the shares issued and having a controlling percentage, it is unlikely any shareholder or group of shareholders could replace the existing directors. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

The claim covers low rounded mountainous terrain as a well defined north-south trending hill approximately 2.5 miles long and from 1-1.5 miles wide. This feature has a relative relief of about 800 feet. Patches of conifer and deciduous trees interspersed with open range cover the property. The elevations of the claim ranges form 3,500 to 4,500 feet.

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

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Tic Tac Toe claim by completing Phase II of the work recommended in the Macdonald Report and his subsequent report dated May 2007, in order to begin determining the potential for discovering commercially exploitable deposits of gold and /or silver on our claim.

We have not discovered any ores or reserves on the Tic Tac Toe claim, our sole mineral property. Phase I work was exploratory in nature.

The Macdonald Report concludes that the Tic Tac Toe property covers a structurally controlled epithermal alteration zone adjoining a the geologically similar Enterprise vein system. Mr. Macdonald recommends that further exploration work on the claim be directed to testing the potential for (i) epithermal mineralization at depth, and (ii) bulk mineable gold/silver occurrences near surface in the carbonatized zone

The Macdonald Report recommends a two-phase exploration program to properly evaluate the potential of the claim. Phase I work was completed during the year with the following results.

Phase 1 work during year.

In November 2006, the Tic Tac Toe was prospected and geologically investigated by Glen Macdonald, William Timmins, G. and C. Delorne, both prospectors, to relocate and sample historic prospect targets and compile a geological framework for the property. Eight samples from the carbonatized zone were collected and analyzed geochemically. Four samples were anomalous in copper and two were anomalous in lead and zinc. Another sample was enriched in molybdenum. Three samples were taken from the ultramafite lithology and analyzed for platinum and palladium content. None of these minerals were detected. Six samples were taken from pyretic silicified rock derived from major fracture systems traversing the property. These were anomalous in content of copper-lead-zinc-tungsten and calcium, and significantly enriched in silver. The assemblage is typical of an epithermal system.

In his geological report dated May 2007, subsequent to the completion of Phase 1, Glen Macdonald had the following conclusions and recommendations.

The Tic-Tac-Toe property covers a structurally-controlled epithermal alternation zone adjoining the geologically similar to the Enterprise Mine. The Enterprise Mine (which produced a modest 77,600 tons of ore intermittently from 1916 to 1944 has been categorized by subsequent academic study to be a “classic” epithermal deposit and provides a model for further work at the Tic-Tac-Toe. Further exploration at Mortlock’s project should be directed to testing for epithermal mineralization at depth and bulk-mineable silver gold occurrences near surface in carbonatized regions.

Rock alternation studies and a geological review of the project setting should be undertaken to orientate a deep-penetrating electromagnetic and/or IP geophysical survey. State-of-the-art geophysical equipment had the ability to investigate structures on the Tic-Tac-Toe property at depths comparable to the elevations mined at the Enterprise Mine before selecting drill targets.

The cost of Phase I was $10,000. Glen Macdonald has recommended Phase II at a cost of $15,000.

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

Investment Policies

Mortlock does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or additional funds held by Mortlock. Presently Mortlock does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Mortlock is a party or to which the Tic-Tac-Toe claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Mortlock’s date of inception.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Even though Mortlock is quoted on the OTC Bulletin Board, its shares have not yet traded. Since its inception, Mortlock has not paid any dividends on its common stock, and Mortlock does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 2007, Mortlock had 40 shareholders; two of these shareholders are an officers and director of Mortlock.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Mortlock’s inception.

There are no outstanding warrants or conversion privileges for Mortlock’s shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Corporate Organization and History Within Last Five years

Mortlock was incorporated under the laws of the State of Nevada on September 19, 2005 under the name Mortlock Ventures Inc. Other than our wholly owned subsidiary, Mortlock Explorations Ltd., (“Mortlock Canada”), Mortlock does not have any subsidiaries, affiliated companies or joint venture partners. Mortlock Canada was incorporated under the laws of British Columbia, Canada on October 24, 2005 for the purpose of holding registered and beneficial title to our mineral property, the Tic Tac Toe claim.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. We have no intention of entering into a merger or acquisition. We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

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

In November 2006, we undertook Phase I of the work program recommended by Glen Macdonald We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations. Our exploration work is exploratory in nature. We are the registered and beneficial owner of a 100% interest in the Tic Tac Toe claim located in British Columbia, Canada.

Beneficial ownership of the Tic Tac Toe claim confers the rights to the minerals on the Tic Tac Toe claim except for placer minerals or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of British Columbia. We do not have the right to harvest any timber on the Tic Tac Toe claim.

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Tic Tac Toe claim is as follows:

Claim Name	Tenure Record Number	Expiry Date	Owner
Tic-Tac-Toe	523371	December 2, 2007	Mortlock Explorations Ltd.

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

We will require money to operate over the next twelve months. We have determined we will require the following funds:

Distribution of Funds	Ref.	Amount

Accounting and audit	(i)	$ 7,500
Bank charges and interest		450
Edgarizing expenses	(ii)	1,500
Filing fees	(iii)	175
Legal	(iv)	10,000
Management fees	(v)	12,000
Office	(vi)	1,500
Rent	(vii)	3,600
Transfer agent’s fees	(viii)	1,600
		38,325
Accounts payable to third parties	(ix)	15,399
Sub-total		53,724
Less: cash on hand - June 30, 2007		(8,068)
Funds need over next twelve months		$ 45,656

(i) Accounting and auditing

This represents the cost for the annual financial statements and various quarterly financial statements required for filling with the SEC now that Mortlock’s registration statement is effective.

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

(ii) Edgarizing expenses

Estimated cost of edgarizing various the Form 10Q-SBs and annual 10K-SB.

(iii) Filing fees

Each year Mortlock must file with the Secretary of State of Nevada a List of Officers, Directors, Promoters and Registrar Agent at a cost of $175.

(iv) Legal

At the present time Mortlock does not know what legal fees it will incur over the next twelve months but has allocated $10,000 as a contingency against any future legal fees.

(v) Management fees

Mortlock compensates its President for services rendered on its behalf each month in the amount of $1,000.

(vi) Office

Relates to photocopying, printing and courier charges in the preparation of working papers and other documents to be sent to our independent auditors, correspondence with our shareholders, general material for the office and miscellaneous expenses which will be incurred in the future but cannot yet be identified.

(vii) Rent

Mortlock compensates its President for the use of space in his personal residence at $300.00 per month.

(iv) Transfer agent’s fees

The annual fee charged by Empire Stock Transfer is $1,000 and additional services of approximately $500 for preparation of Shareholders’ Reports and issuance and transfer of shares.

With cash of $8,068 as at June 30, 2007, we will require additional funds during the next twelve months. To meet our future obligations we might have to issue treasury shares or accept advances from our director and officers. No decision has been made by our directors regarding any future issuance of our shares or the price per share.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Mortlock are included following the “Signature” page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period ended June 30, 2007, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the period ended June 30, 2007.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Michael Laidlaw #102 - 7281 Cambie St., Vancouver, B.C., Canada, V6P 3H4	Chief Executive Officer, President and Director (1)	71

William Timmins #3-950 Lanfranco Rd., Kelowna, BC, Canada, V1W 3W8	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	69

(1)	Michael Laidlaw was appointed a director on September 19, 2005, President and Principal Executive Officer on September 26, 2006.

(2)	William Timmins became a director on September 20, 2006 and was appointed Secretary Treasurer and Chief Financial Officer on September 26, 2006.

Background of officers and directors

MICHAEL LAIDLAW has been the President and Director of the Company since September 2005. Mr. Laidlaw worked in the stock brokerage business in the City of London, England for 32 years. Beginning as a stock broker in 1955, he joined senior management and took partnership positions at Vivian Gray & Company from 1965 to 1984; then Giles & Overbury from 1984 to 1987. In 1987 Mr. Laidlaw, who still maintains a residence in the United Kingdom, relocated to Vancouver, British Columbia, where he has been self-employed as a corporate finance consultant providing advisory services to various Canadian and U.S based private and public companies. Mr. Laidlaw is a director and senior officer of Guildhall Minerals Ltd., a Canadian public company formerly traded on the NEX board of the TSX Venture Exchange.

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

Our audit committee is comprised of Michael Laidlaw, our President and Chairman of the audit committee, and William Timmins our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Neither Mr. Laidlaw nor Mr. Timmins can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Mr. Laidlaw, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on September 19, 2005, our Board has conducted its business entirely by consent resolutions and has not met, as such. Our Audit Committee has held one meeting.

Conflicts of Interest

Michael Laidlaw is an officer and director of Guildhall Minerals Ltd and William Timmins, is a director of Sidon Resources International Corporation, a company involved in the mineral exploration business. There can be no assurance that their involvements in other public companies will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

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

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many functions that would otherwise require Mortlock to hire employees or outside consultants. Although Mr. Timmins is a professional engineer/geologist, we engaged the services of workers to assist in the exploration of the Tic Tac Toe claim during Phase I. Mr Timmins’ was responsible for supervision of the geological work on our claim and, therefore, was an integral part of our operations although he, along with any field workers we engaged, were not considered employees either on a full time or part time basis. This is because our Phase I exploration program did not last more than a few weeks and upon completion we did not need these individuals any more.

Family Relationships

Our President and our Secretary Treasurer are unrelated.

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

EXECUTIVE COMPENSATION

We have not paid any executive compensation during the years since inception except as noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Michael Laidlaw Principal Executive Officer, President and Director	2005 2006 2007	2,000 12,000 6,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

William Timmins Principal Financial Officer, Secretary Treasurer and Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

Compliance with Section 16 (a) of the Exchange Act

Mortlock knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Mortlock’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a) except as noted below. Both our Directors have filed a Form 3 with the SEC.

The following table sets forth as at August 3, 2007, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a). None of been filed during the most recent fiscal year.

Name of Director and Officer	Form filed	Date of Filing

Michael Laidlaw	3	July 28, 2006

William Timmins	3	July 31, 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as at August 3, 2007, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Michael Laidlaw # 102 - 7281 Cambie Street, Vancouver, B.C., Canada, V6P 3H4	40,000,000	52.09%

Common Stock	William Timmins 3394 Williams Avenue, North Vancouver, B.C., Canada, V7K 2Z6.	24,000,000	31.25%

Common Stock	Directors and Officers as a Group (2 persons)	64,000,000	83.34%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Our two largest shareholders, Michael Laidlaw and William Timmins, own, collectively, 64,000,000 shares of our common stock. Of this amount, 57,600,000 shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. Our directors and officers have 83 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

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

Additional reports filed:

Schedule 14c Information filed on December 4, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended June 30, 2007 for examination of the financial statements for the year end and review of the three quarterly financial statements was $3,990.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Mortlock’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in June 30, 2007 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to June 30, 2007 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

                                Date: August 3, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By:  MICHAEL LAIDLAW
                          Chief Executive Officer
                          President and Director

                                Date: August 3, 2007

                        By:  WILLIAM TIMMINS
                    Chief Accounting Officer,
                          Chief Financial Officer and Director

                                Date: August 3, 2007

MADSEN & ASSOCATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Mortlock Ventures Inc. and Subsidiary
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Mortlock Ventures Inc. and Subsidiary (pre- exploration stage company) at June 30, 2007 and the consolidated statement of operations, stockholders' equity, and cash flows for the year ended June 30, 2007 and for the period from September 19, 2005 to June 30, 2006 and the period September 19, 2005 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortlock Ventures Inc. and subsidiary at June 30, 2007, and the results of operations, and cash flows for the year ended June 30, 2007 and the period from September 19, 2005 to June 30, 2006 and for the period September 19, 2005 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah     MADSEN & ASSOCIATES CPA’s INC.
July 28, 2007

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 8,068
Prepaid expenses	1,300

Total Current Assets	$ 9,368

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 15,399
Accounts payable - related parties	48,955

Total Current Liabilities	64,354

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
76,808,000 shares issued and outstanding	76,808
Capital in excess of par value	(32,808)
Deficit accumulated during the pre-exploration stage	(98,986)

Total Stockholders’ Deficiency	(54,986)

$ 9,368

The accompanying notes are an integral part of these financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended June 30, 2007 and the period from September 19, 2005 to June 30, 2006 and for the period from September 19, 2005 (date of inception) to June 30, 2007

	June 30, 2007	June 30, 2006	Sept. 19, 2005 (date of inception) to June 30, 2007

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	10,000	3,489	13,489
Administrative	43,773	41,724	85,497

NET LOSS FROM OPERATIONS	$ (53,773)	$ (45,213)	$ (98,986)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (00.0)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	76,808,000	68,464,761

The accompanying notes are an integral part of these financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period  September 19, 2005 (date of inception) to June 30, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 19, 2005	-	$ -	$ -	$ -

Issuance of common shares for cash at October 2, 2005	64,000,000	64,000	(60,000)	-

Issuance of common shares for cash at March 24, 2006	12,808,000	12,808	27,192	-

Net operating loss for the period from September 19, 2005 to June 30, 2006	-	-	-	(45,213)

Net operating loss for the year ended June 30, 2007	-	-	-	(53,773)

Balance as at June 30, 2007	76,808,000	$ 76,808	$ (32,808)	$ (98,986)

The accompanying notes are an integral part of these financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30, 2007 and the period from September 19, 2005 to June 30, 2006 and the period from September 19, 2005 (date of inception) to June 30, 2007

	June 30, 2007	June 30, 2006	Sept. 19, 2005 (date of inception) to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (53,773)	$ (45,213)	$ (98,986)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in prepaid expenses	(1,300)	-	(1,300)
Changes in accounts payable	9,000	6,399	15,399

Net Cash Provided (Used) in Operations	(46,073)	(38,814)	(84,887)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans by related parties	43,826	5,129	48,955
Proceeds from issuance of common stock	-	44,000	44,000
	43,826	49,129	92,955

Net Increase (Decrease) in Cash	(2,247)	10,315	8,068

Cash at Beginning of Period	10,315	-	-

CASH AT END OF PERIOD	$ 8,068	$ 10,315	$ 8,068

The accompanying notes are an integral part of these financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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
June 30, 2007

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

On June 30, 2007, the Company had a net operating loss carry forward of $98,986 for income tax purposes. The tax benefit of approximately $29,600, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in years 2026 through to 2027.

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
June 30, 2007

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $48,955.

The President of the Company is compensated for his services in the amount of a total $1,000 per month starting November 1, 2005.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

5. CAPITAL STOCK

During October 2005, the Company completed a private placement of post-split 64,000,000 common shares for $4,000 to its directors and in March 2006 a private placement of post-split 12,808,000 common shares for $40,000.

On December 2, 2006, the shareholders approved a forward split at the ration of sixteen shares for one share of the Company’s common stock. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in the Articles of Incorporation and therefore such authorized number of shares after the forward split shall remain at 200,000,000. The post-split shares have been shown from inception.

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