Form 10QSB
period 2007-09-30
Mortlock Ventures Inc.
filed 2007-11-14
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2007

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

November 13, 2007: 76,808,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2007 and June 30, 2007	4

	Statement of Operations For the three months ended September 30, 2007 and 2006 and for the period September 19, 2006 (Date of Inception) to September 30, 2007	5

	Statement of Cash Flows For the three months ended September 30, 2007 and 2006 and for the period September 19, 2006 (Date of Inception) to September 30, 2007	6

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Mortlock Ventures Inc. (a pre-exploration stage company) at September 30, 2007 (with comparative figures as at June 30, 2007) and the statement of operations for the three months ended September 30, 2007 and 2006 and for the period from September 19, 2005 (date of incorporation) to September 30, 2007 and the statement of cash flows for the three months ended September 30, 2007 and 2006 and for the period from September 19, 2005 (date of incorporation) to September 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 3,123	$ 8,068
Prepaid expenses	-	1,300

Total Current Assets	$ 3,123	$ 9,368

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 24,999	$ 15,399
Accounts payable - related parties	50,321	48,955

Total Current Liabilities	75,320	64,354

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
76,808,000 shares issued and outstanding	76,808	76,808
Capital in excess of par value	(32,808)	(32,808)
Deficit accumulated during the pre-exploration stage	(116,197)	(98,986)

Total Stockholders’ Deficiency	(72,197)	(54,986)

	$ 3,123	$ 9,368

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007 and 2006 and for the period from September 19, 2005 (date of inception) to September 30, 2007

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	From inception to September 30, 2007

REVENUES	$ -	$ -	$ -

EXPENSES:
Accounting and audit	2,100	2,945	22,195
Bank charges	20	354	989
Consulting	-	-	13,000
Exploration	-	-	13,489
Filing fees	-	175	300
Incorporation costs	-	-	811
Legal	10,600	4,905	21,609
Management fees	3,000	3,000	23,000
Office	66	1,290	3,878
Rent	900	900	6,900
Transfer agent’s fees	525	1,150	2,475
Travel and entertainment	-	3,709	7,551

NET LOSS FROM OPERATIONS	$ (17,211)	$ (18,428)	$(116,197)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	76,808,000	76,808,000

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2007 and 2006 and for the period from September 19, 2005 (date of inception) to September 30, 2007

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	From inception to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,211)	$ (18,428)	$ (116,197)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in prepaid expenses	1,300	-	-
Changes in accounts payable	9,600	771	24,999

Net Cash Provided (Used) in Operations	(6,311)	(17,657)	(91,198)

CASH FLOWS FROM INVESTING ACTIVITIES:		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in account payable - related parties	1,366	12,092	50,321
Proceeds from issuance of common stock	-	-	44,000
	1,366	12,092	94,321

Net (Decrease) increase in Cash	(4,945)	(5,565)	3,123

Cash at Beginning of Period	8,068	10,315	-

CASH AT END OF PERIOD	$ 3,123	$ 4,750	$ 3,123

The accompanying notes are an integral part of these unaudited financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007

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

On September 30, 2007, the Company had a net operating loss carry forward of $116,197 for income tax purposes. The tax benefit of approximately $35,000, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2028.

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
September 30, 2007

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

Financial Instruments

The carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to the short term maturities.

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
September 30, 2007

(Unaudited)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $50,321.

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

LIQUIDITY AND CAPITAL RESOURCES

Mortlock has had no revenue since inception and its accumulated deficit is $116,197. To date, the growth of Mortlock has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Tic Tac Toe claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Tic Tac Toe claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $41,024 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,500), filing fees to maintain Mortlock in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Tic Tac Toe claims (estimated at $3,000), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $(24,999). At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

We intend to undertake further exploration work on the Tic Tac Toe claim. We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations. Our planned exploration work is exploratory in nature. We are the registered and beneficial owner of a 100% interest in the Tic Tac Toe claim located in British Columbia, Canada.

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

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Tic Tac Toe claim by completing Phase II of the work recommended in the Macdonald Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold and /or silver on our claim.

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

Mortlock spend during the last fiscal year $10,000 to complete Phase 1 as outlined in the Macdonald Report.

The recommended Phase II work is estimated to cost a further $15,000. At this point we do not have funds available to complete Phase II. We will have to raise additional capital in order to carry out Phase II. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend our operations and liquidate our company. See, particularly, ‘Risk Factors’- see below.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Despite the fact our officers and directors are willing to commit to loan or advance capital to us of approximately $25,000, their resources are limited. With their assistance, absent any other source of capital, we could manage to finance less than 12 months of our present operating expenses. If we do not raise additional capital through the issuance of treasury shares, we believe we will be unable to conduct exploration activity under Phase II of the program recommended for the Tic Tac Toe claim. In the event we are unable to raise additional capital we may have to cease operations.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2005, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to September 30, 2007, the date of our most recent audited financial statements is $116,197. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with funding committed by our management combined with our cash on hand, we still do not have sufficient cash to continue operations for twelve months. We are in the pre-exploration stage. We need to raise additional capital to undertake Phase II of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity under Phase II. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

There has been no change in our securities during the quarter ended September 30, 2007.

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

MORTLOCK VENTURES INC.
(Registrant)

Date: November 13, 2007	MICHAEL LAIDLAW
Chief Executive Officer, President and Director

Date: Novmeber 13, 2007	WILLIAM TIMMINS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director