Form 10QSB
period 2007-12-31
Mortlock Ventures Inc.
filed 2008-01-16
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2007

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

December 31, 2007: 76,808,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2007 and June 30, 2007	4

	Statement of Operations For the three and six months ended December 31, 2007 and 2006 and for the period September 19, 2006 (Date of Inception) to December 31, 2007	5

	Statement of Cash Flows For the six months ended December 31, 2007 and 2006 and for the period September 19, 2006 (Date of Inception) to December 31, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	14

PART 11.	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3.	Defaults Upon Senior Securities	14

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Other Information	15

ITEM 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES.	16

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mortlock Ventures Inc. (a pre-exploration stage company) at December 31, 2007 (with comparative figures as at June 30, 2007) and the statement of operations for the three and six months ended December 31, 2007 and 2006 and for the period from September 19, 2005 (date of incorporation) to December 31, 2007 and the statement of cash flows for the six months ended December 31, 2007 and 2006 and for the period from September 19, 2005 (date of incorporation) to December 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 2,572	$ 8,068
Prepaid expenses	1,479	1,300

Total Current Assets	$ 4,051	$ 9,368

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 34,299	$ 15,399
Accounts payable - related parties	54,259	48,955

Total Current Liabilities	88,558	64,354

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
76,808,000 shares issued and outstanding	76,808	76,808
Capital in excess of par value	(32,808)	(32,808)
Deficit accumulated during the pre-exploration stage	(128,507)	(98,986)

Total Stockholders’ Deficiency	(84,507)	(54,986)

	$ 4,051	$ 9,368

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended December 31, 2007 and 2006 and for the period from September 19, 2005 (date of inception) to December 31, 2007

(Unaudited)

	Six months ended December 31, 2007	Six months ended December 31, 2006	Three months ended December 31, 2007	Three months ended December 31, 2006	From inception to December 31, 2007

REVENUES	$ _______-	$ ______-	$ -	$ -	$ -

EXPENSES:
Accounting and audit	4,200	4,790	2,100	1,845	24,295
Bank charges	70	340	50	(13)	1,039
Consulting	-	-	-	-	13,000
Exploration	-	10,000	-	10,000	13,489
Filing fees	-	175	-	-	300
Incorporation costs	-	-	-	-	811
Legal	16,821	6,435	6,221	1,530	27,830
Management fees	6,000	6,000	3,000	3,000	26,000
Office	105	1,625	39	334	3,917
Rent	1,800	1,800	900	900	7,800
Transfer agent’s fees	525	1,150	-	-	2,475
Travel and entertainment	-	3,709	-	-	7,551

NET LOSS FROM OPERATIONS	$ (29,521)	$ (36,024)	$ (12,310)	$ (17,596)	$(128,507)

NET LOSS PER COMMON SHARE

Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	76,808,000	76,808,000	76,808,000	76,808,000

The accompanying notes are an integral part of these unaudited financial statements.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2007 and 2006 and for the period from September 19, 2005 (date of inception) to December 31, 2007

(Unaudited)

	Six months ended December 31, 2007	From Inception to December 31, 2006	From inception to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (29,521)	$ (36,024)	$ (128,507)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in prepaid expenses	(179)	-	(1,479)
Changes in accounts payable	18,900	3,246	34,299

Net Cash Provided (Used) in Operations	(10,800)	(32,778)	(95,687)

CASH FLOWS FROM INVESTING ACTIVITIES:

Change in account payable - related parties	5,304	23,290	54,259

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	44,000

Net (Decrease) increase in Cash	(5,496)	(9,488)	2,572

Cash at Beginning of Period	8,068	10,315	-

CASH AT END OF PERIOD	$ 2,572	$ 827	$ 2,572

The accompanying notes are an integral part of these unaudited financial statements

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(Unaudited)

1. ORGANIZATION

The Company, Mortlock Ventures Inc. was incorporated under the laws of the State of Nevada on September 19, 2005 with the authorized capital stock of 200,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Mortlock Explorations Ltd., which was incorporated in British Columbia on October 24, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired and were allowed to expire on December 2, 2007 without the Company renewing the claims. The Company has no further rights to the claims and has no liabilities associated with them.

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
December 31, 2007

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

On December 31, 2007, the Company had a net operating loss carry forward of $128,507 for income tax purposes. The tax benefit of approximately $38,500, from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2028.

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
December 31, 2007

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

3. AQUISITION OF UNPROVEN MINERAL CLAIM

The Company acquired a mineral claim, known as the Tic-Tac-Toe Group of claims, situated near Merit, British Columbia, with an expiration date of December 2, 2007. The claims expired on December 2, 2007 without being renewed by the Company. The Company has no further rights or obligations under these claims.

MORTLOCK VENTURES INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(Unaudited)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $54,259.

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

LIQUIDITY AND CAPITAL RESOURCES

Mortlock has had no revenue since inception and its accumulated deficit is $128,507. To date, the growth of Mortlock has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and in the past to maintain the Tic Tac Toe claims in good standing.

The plan of operations during the next twelve months is for us to seek and find another mineral property - one hopefully of merit and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims but management is considering other business opportunities as well.

Our management estimates that a minimum of $47,224 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,400), filing fees to maintain Mortlock in good standing with the State of Nevada and payment to our registrant ($275), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $(34,299). At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our Mineral Property

On December 2, 2007, our rights to the Tic Tac Toe claim expired without being renewed by the Company. Management felt there was not sufficient mineralization on the Tic Tac Toe claim to maintain them in good standing for another year. Management is presently seeking either a new mineral property or another business opportunity for the Company.

Mortlock’s Main Product

Presently we do not have a main product but management is seeking other opportunities either in the mineral exploration area or another business opportunity.

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

Our auditors have issued a going concern opinion and although our officers and directors have agreed to loan money to us, we may not be able to achieve our objectives since we do not have adequate capital and may have to suspend or cease activity.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Despite the fact our officers and directors are willing to commit to loan or advance capital to us of approximately $25,000, their resources are limited. With their assistance, absent any other source of capital, we could manage to finance less than 12 months of our present operating expenses. If we do not raise additional capital through the issuance of treasury shares, we believe we will be unable to meet our ongoing financial commitments and seek another business opportunity for the Company.

With the expiry of the Tic Tac Toe claim, we do not have a mineral property or another business venture we can build our Company on.

On December 2, 2007, we allowed the Tic Tac Toe claim to expire without renewing it. Therefore, presently we do not have a business opportunity we can development in the future. If we are unable to find another mineral property or business opportunity we might go out of business and our shareholders would lose their entire investment in our Company.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2005, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to December 31, 2007, the date of our most recent interim financial statements is $128,507. Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property other than the Tic Tac Toe which was abandoned on December 2, 2007
*	our ability to locate an economic ore reserve on a new mineral property or from another business opportunity
*	our ability to generate revenues
*	our ability to reduce future administration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and searching for a new mineral property or another business opportunity. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease operations which will result in the loss of our shareholders’ investment.

One of our officers and directors is a professional engineer and geologist and has considerable experience exploring for minerals. However, none of our management team has experience starting and operating a mineral exploration company, nor do they have training in these areas. As a result their decisions and choices may not take into account standard managerial approaches companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to management's lack of experience. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Mortlock. We will have to hire professionals to undertake these filing requirements for Mortlock and this will increase the overall cost of operations. As a result we may have to suspend or cease activity, or cease operations altogether, which will result in the loss of our shareholders’ investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our activity, our activity may be sporadic which may result in periodic interruptions or suspensions of our business operations.

Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our activity.

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

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Mortlock is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities during the six months ended December 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during the six month period ended December 31, 2007.

ITEM 5. OTHER INFORMATION

During the period, the Company allowed the Tic Tac Toe claim to expire on December 2, 2007 without keeping it in good standing with the Ministry of Energy and Minerals for the Province of British Columbia. The Company has no rights to the claim and has no obligations thereto. To the best of management knowledge there are no liabilities associated with the prior ownership to the mineral rights on the Tic Tac Toe claim.

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

MORTLOCK VENTURES INC.
(Registrant)

Date: January 15, 2008	MICHAEL LAIDLAW
Chief Executive Officer, President and Director

Date: January 15, 2008	WILLIAM TIMMINS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director