Form 10QSB
period 2008-03-30
Mortlock Ventures Inc.
filed 2008-05-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF
1934
For the quarter period ended March 31, 2008
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
	For the transition period form	to
Commission File number 333-134883

CHINA TEL GROUP INC. (Exact name of small business issuer as specified in its charter)

Nevada	98-0489800

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8105 Irvine Center Drive, Suite 800, Irvine, CA 92618 (Address of principal executive offices)

1-360-332-9821 (Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ¡ No ¡

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

May 15, 2008: 76,808,000 common shares
Transitional Small Business Disclosure format (Check one):	Yes [	] No [X]

INDEX
		Page
		Number
PART 1.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheet as at March 31, 2008 and June 30,	4
	2007
	Consolidated Statement of Operations
	For the three and nine months ended March 31, 2008 and 2007	5
and for the period September 19, 2005 (Date of Inception) to
	March 31, 2008
Consolidated Statement of Changes in Stockholders’ Equity
	For the nine months ended March 31, 2008 and 2006 and for the	6
period September 19, 2005 (Date of Inception) to March 31,
	2008
	Consolidated Statement of Cash Flows	7
	For the nine months ended March 31, 2008 and 2006 and for the period September 19, 2005 (Date of Inception) to March 31,
	2008
	Notes to the Financial Statements.	8
ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	13
ITEM 3.	Controls and Procedures	17
PART 11.	OTHER INFORMATION	18
ITEM 1.	Legal Proceedings	18
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3.	Defaults Upon Senior Securities	18
ITEM 4.	Submission of Matters to a Vote of Security Holders	18
ITEM 5.	Other Information	18
ITEM 6.	Exhibits and Reports on Form 8-K	19
	SIGNATURES.	20

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of China Tel Group Inc. (formerly China Tel Group Inc.) (a development stage company) at March 31, 2008 (with comparative figures as at June 30, 2007) and the statement of operations for the three and nine months ended March 31, 2008 and 2007 and for the period from September 19, 2005 (Inception) to March 31, 2008 and the statement of cash flows for the nine months ended March 31, 2008 and 2007 and for the period from September 19, 2005 (Inception) to March 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

China Tel Group Inc.
(Formerly Mortlock Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2008	June 30, 2007

	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$ 55,404	$ 8,068
Prepaid expenses	38	1,300
Advances receivable	2,616,105	-

Total Current Assets	2,671,547	9,368

Total Assets	$ 2,671,547	$ 9,368

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 122,019	$ 15,399
Accounts payable - related parties	3,900	48,955
Subscriptions received of convertible notes	2,395,699	-

Total Curent Liabilities	2,521,618	64,354

Total Liabilities	2,521,618	64,354

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value,
Common - 200,000,00 shares authorized at $0.001 par value,
450,269,014 shares issued and outstanding	76,808	76,808
Subscriptions received	500,000	-
Additional paid in capital	151,403	(32,808)
Deficit accumulated during development stage	(578,282)	(98,986)

Total Stockholders' Equity (Deficiency)	149,929	(54,986)

Total Liabilities and Stockholders' Deficiency	$ 2,671,547	$ 9,368

The accompanying notes are an integral part of these consolidated unaudited financial statements.

China Tel Group Inc.
(Formerly Mortlock Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
For the three and nine months ended March 31, 2008 and 2007
And for the period from September 19, 2005 [Inception] to March 31, 2008
(Unaudited)

					Period from
		Three months ended	Nine months ended		September 19,
	March 31,		March 31,		2005 [Inception] to
	2008	2007	2008	2007	March 31, 2008

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	-	1,855	4,200	6,645	24,295
Bank charges	94	68	164	408	1,133
Consulting	834	-	834	-	13,834
Exploration	-	-	-	10,000	13,489
Filing fees	-	-	-	175	300
Financing fees	203,741	-	203,741	-	203,741
Incorporation costs	-	-	-	-	811
Interest and beneficial conversion	184,211	-	184,211	-	184,211
Investor relations	15,000	-	15,000	-	15,000
Legal	41,736	2,075	58,557	8,510	69,566
Management fees	3,000	3,000	9,000	9,000	29,000
Office	259	174	364	1,774	4,176
Rent	900	900	2,700	2,700	8,700
Transfer agent's fee	-	450	525	1,600	2,475
Travel and entertainment	-	-	-	3,709	7,551

NET LOSS FROM OPERATIONS	$ (449,775)	$ (8,522)	$ (479,296)	$ (44,521)	$ (578,282)

NET LOSS PER COMMON SHARE
Basic	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	76,808,000	76,808,000	76,808,000	76,808,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

China Tel Group Inc.
(Formerly Mortlock Ventures Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the period from September 19, 2005 [Inception] to March 31, 2008
(Unaudited)

	Common Stock		Shares to be		Accumulated Deficit	Total
				Additional Paid-	during Development	Stockholders'
	Number	Amount	issued	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$ -	$ -	$ -	$ -	$ -
Stock issued for cash *	64,000,000	64,000		(60,000)	-	4,000
Stock issued for cash *	12,808,000	12,808		27,192		40,000
Net loss from inception (September 19, 2005) to June 30, 2006					(45,213)	(45,213)

Balance, June 30, 2006	76,808,000	76,808	-	(32,808)	(45,213)	(1,213)
Net loss for year	-	-		-	(53,773)	(53,773)

Balance, June 30, 2007	76,808,000	76,808	-	(32,808)	(98,986)	(54,986)
Beneficial conversion features on convertible notes				184,211		184,211
Subscriptions received			500,000			500,000
Net loss for the period	-	-		-	(479,296)	(479,296)

Balance, March 31, 2008	76,808,000	$ 76,808	$ 500,000	$ 151,403	$ (578,282) $	149,929

*The common stock issued has been retroactively restated to reflect a forward stock split of 16 new shares for 1 old share, effective December 2, 2006.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

China Tel Group Inc.
(Formerly Mortlock Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three and nine months ended March 31, 2008 and 2007
And for the period from September 19, 2005 [Inception] to March 31, 2008
(Unaudited)

			Period from
			September 19, 2005
	Nine months ended March 31,		[Inception] to
	2008	2007	March 31, 2008

Cash flows from operating activities
Net loss from operations	$ (479,296)	$ (44,521)	$ (578,282)
Items not affecting cash:
- interest and fees accrued for convertible notes	184,211		184,211
Changes in non-cash working capital balances related
to operations:
- prepaid expenses	1,262	-	(38)
- advances receivable	(2,616,105)	-	(2,616,105)
- advances payable	2,395,699	-	2,395,699
- accounts payable and accrued expenses	106,620	6,675	122,019

Cash used in operating activities	(407,609)	(37,846)	(492,496)

Cash flows from financing activities
Proceeds from loans by related parties	(45,055)	33,440	3,900
Proceeds from convertible notes	500,000	-	500,000
Proceeds from issue of common stock	-	-	44,000

Cash flows provided by financing activities	454,945	33,440	547,900

Net increase (decrease) in cash	47,336	(4,406)	55,404

Cash, beginning of period	8,068	10,315	-

Cash, end of period	$ 55,404	$ 5,909	$ 55,404

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated unaudited financial statements.

China Tel Group Inc. (Formerly Mortlock Ventures Inc.) (A Development Stage Company) Notes to Consolidated Financial Statements March 31, 2008

1.	Basis of presentation

The accompanying unaudited interim consolidated financial statements of China Tel Group Inc. (formerly Mortlock Ventures Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

China Tel Group Inc. was incorporated under the laws of the State of Nevada on September 19, 2005 under the name Mortlock Ventures Inc. for the purpose of acquiring and developing mineral properties. No minerals were discovered on the properties. During the quarter ended March 31, 2008, China Tel changed its business and commenced concentrating on the telecommunication industry. On April 8, 2008, China Tel changed its name to China Tel Group Inc.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that China Tel will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should China Tel be unable to continue as a going concern. At March 31, 2008, China Tel has not yet achieved profitable operations, has accumulated losses of $578,282 since its inception, has a working capital of $149,929 and expects to incur further losses in the development of its business, all of which casts substantial doubt about China Tel’s ability to continue as a going concern. China Tel’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Since its inception, China Tel has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. China Tel's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that China Tel will be able to obtain sufficient funds to continue the development of its business operation.

Subsequent to March 31, 2008, pursuant to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $25 million dated February 12, 2008 and as amended on March 27, 2008, China Tel has accepted, as at May 6, 2008, a total of $17,358,211 in subscriptions, of which $2,895,699 was received at March 31 2008. Further, pursuant to the letters of intent with Trussnet USA, Inc. and Capital Truss, Inc. (refer to note 6), China Tel has made advances to Trussnet USA, Inc. totalling $17,115,440 at May 2, 2008, of which $2,616,105 had been made at March 31, 2008.

3.	Significant accounting policies

	a.	Development stage company

China Tel complies with Financial Accounting Standard Board Statement No. 7 for its characterization of China Tel as a Development Stage Company. China Tel is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

	b.	Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following: i. A forward stock split of 16 new shares for one old share, effective December 2, 2006;

	c.	Principle of consolidation

The accompanying consolidated financial statements include the accounts of China Tel Group Inc. (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

	d.	Income taxes

China Tel accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. On March 31, 2008, China Tel had a net operating loss carry forward of $578,282 for income tax purposes. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses begin expiring in 2025.

	e.	Convertible instruments

When China Tel issues convertible debt with detachable instruments, it allocates the proceeds received on a relative fair value basis pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios “. Then, it applies the amount allocated to the convertible instrument, and an effective conversion price is calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The intrinsic value of the embedded conversion option and the relative fair value of the detachable instruments are recorded as discounts to the convertible debt and amortized over the term of the debt.

When China Tel issues convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments”. The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by China Tel at the issuance date for the convertible debt. The intrinsic value of the embedded conversion option is recorded as a beneficial conversion feature to the convertible debt and amortized over the term of the debt.

4.	Mineral properties

China Tel acquired a mineral claim, known as the Tic-Tac-Toe Group of claims, situated near Merit, British Columbia, with an expiration date of December 2, 2007. The claims expired on December 2, 2007 without being renewed by China Tel. China Tel has no further rights or obligations under these claims.

5.	Advances receivable

Pursuant to the letters of intent with Trussnet USA, Inc. and Capital Truss, Inc. (refer to note 6), China Tel has made advances to Trussnet USA, Inc. totalling $17,115,440 at May 2, 2008, of which $2,616,105 had been made at March 31, 2008. On May 2, 2008, these advances have been recorded as a promissory note from Trussnet USA, Inc., bearing interest at 6%, due May 30, 2008.

6.	Proposed acquisitions

	a.	Trussnet USA, Inc.

On or about March 7, 2008, China Tel entered into a Letter of Intent with Trussnet USA, Inc., a Delaware corporation (“TUI”) and all of the shareholders of TUI (the “TUI Shareholders”) which summarized the principal terms of a proposal by China Tel to acquire from the TUI Shareholders all of the issued and outstanding shares of capital stock of TUI in exchange for certain shares of China Tel’s common stock (the “TUI LOI”).

Trussnet USA, Inc., a Nevada corporation and an affiliate of TUI (“TUI Nevada”), entered into Framework Agreement dated April 7, 2008 (the “Framework Agreement”), with CECT-Chinacomm Communications Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“Chinacomm”). Chinacomm is the major holder of 3.5GHz spectrum wireless broadband licenses from the Ministry of Information Industry of China and entered into an agreement with TUI dated November 1, 2007 whereby TUI would provide financial and professional assistance to Chinacomm for building and operating such 3.5 GHz wireless broadband in 29 cities throughout China (the “Initial Agreement”). In accordance with the Initial Agreement, TUI Nevada was granted the opportunity to purchase up to 49% of the equity interests in Chinacomm.

Subsequent to signing the TUI LOI, China Tel and the TUI Shareholders have been discussing a modification to the transaction such that China Tel would only acquire TUI Nevada’s rights under the Framework Agreement, which, as described above, consists of the right or option to purchase up to 49% of the equity interests in Chinacomm. Therefore, China Tel will not be acquiring TUI but will be working with the TUI Shareholders to acquire the rights of TUI Nevada in the Framework Agreement in exchange for 62,909,088 shares of common stock and shares of a new class of preferred stock (the “Preferred Stock”).

The Preferred Stock will have the right to cast seven (7) votes per share but will have no dividends, no liquidation rights and are non-transferrable. The Preferred Stock will expire fifteen (15) years from the closing of the agreement with the TUI Shareholders. The amount of Preferred Shares issuable to the TUI Shareholders is 62,909,088 shares.

	b.	Capital Truss, Inc.

On March 6, 2008, China Tel entered into letter of intent with Trussnet USA, Inc. and all of its shareholders for the acquisition of all of Capital Truss’ common stock by China Tel for the issuance of 30,000,000 shares of common stock of China Tel, and of 30,000,000 shares of preferred stock of China Tel. The terms of the acquisition are subject to the parties entering into a definitive agreement.

7.	Convertible notes

Pursuant to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $25 million dated February 12, 2008 and as amended on March 27, 2008, China Tel has accepted, as at May 6, 2008, a total of $17,358,211 in subscriptions, of which $2,895,699 was received at March 31 2008. At March 31, 2008, China Tel issued one convertible note in the amount of $500,000, and the remaining $2,395,699 is included in subscriptions received of convertible notes on the consolidated balance sheet. The funds received for the subscriptions are not bearing interest until such time as the convertible notes are issued. The convertible notes will bear interest at 10%, will be convertible into shares of common stock of China Tel at $0.95 per share, and will be due December 31, 2008.

Under this offering, China Tel shall pay a commission equal to 6% of the principal amount of the notes.

As at May 6, 2008, China Tel has issued the following convertible notes:

	a.	Convertible note dated March 27, 2008

On March 27, 2008, China Tel issued a $500,000 convertible note for proceeds received pursuant to an offering. The amount is unsecured and is due on December 31, 2008. The principal amount bears interest at 10% per annum. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.95 per share of common stock. An amount of $184,211 was recorded on March 27, 2008 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $500,000 note. This beneficial conversion feature was amortized to interest expense on March 27, 2008 since the lender has exercised its option to convert on March 27, 2008.

At March 31, 2008, China Tel has presented an obligation to issue 526,316 shares of common stock pursuant to the conversion of this note.

	b.	Convertible note dated April 11, 2008

On April 11, 2008, China Tel issued a $500,000 convertible note for proceeds received pursuant to an offering. The amount is unsecured and is due on December 31, 2008. The principal amount bears interest at 10% per annum. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.95 per share of common stock. An amount of $478,947 was recorded on April 11, 2008 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $500,000 note. This beneficial conversion feature was amortized to interest expense on April 11, 2008 since the lender has exercised its option to convert on April 11, 2008.

Subsequent to March 31, 2008, on April 11, 2008, China Tel has presented an obligation to issue 526,316 shares of common stock pursuant to the conversion of this note.

	c.	Convertible note dated April 14, 2008

On April 14, 2008, China Tel issued a $148,079.50 convertible note for proceeds received pursuant to an offering. The amount is unsecured and is due on December 31, 2008. The principal amount bears interest at 10% per annum. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.95 per share of common stock. An amount of $140,286 was recorded on April 14, 2008 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $148,079.50 note. This beneficial conversion feature was amortized to interest expense on April 14, 2008 since the lender has exercised its option to convert on April 14, 2008.

Subsequent to March 31, 2008, on April 14, 2008, China Tel has recorded an obligation to issue 155,873 shares of common stock pursuant to the conversion of this note.

8.	Capital stock

	a.	Common stock

During October 2005, China Tel completed a private placement of post-split 64,000,000 common shares for $4,000 to its directors and in March 2006 a private placement of post-split 12,808,000 common shares for $40,000.

	b.	Forward split

On December 2, 2006, the shareholders approved a forward split at the ration of sixteen shares for one share of China Tel’s common stock. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in the Articles of Incorporation and therefore such authorized number of shares after the forward split shall remain at 200,000,000. The post-split shares have been shown from inception.

	c.	Convertible notes

On March 27, 2008, China Tel recorded the obligation to issue 526,316 shares of common stock pursuant to the election by the note holder to convert the $500,000 note dated March 27, 2008.

On April 11, 2008, China Tel recorded the obligation to issue 526,316 shares of common stock pursuant to the election by the note holder to convert the $500,000 note dated April 11, 2008.

On April 14, 2008, China Tel recorded the obligation to issue 155,873 shares of common stock pursuant to the election by the note holder to convert the $148,079.50 note dated April 14, 2008.

	d.	Proposed acquisitions

Pursuant to and a letter of intent with Trussnet USA, Inc. dated March 3, 2008, China Tel proposes to acquire all of Trussnet USA Inc.’s common stock in exchange for the issuance of 28,909,099 shares of common stock of China Tel. Further, pursuant to and a letter of intent with Capital Truss, Inc. dated March 6, 2008, China Tel proposes to acquire all of Capital Truss, Inc.’s common stock in exchange for the issuance of 30,000,000 shares of common stock of China Tel.

In connection with the proposed acquisitions, on May 7, 2008, 2 of China Tel’s directors have agreed to return 57,600,000 shares of common stock to treasury for cancellation.

Upon closing of the two proposed transactions, China Tel shall have a total of 79,325,603 shares of common stock issued and outstanding.

9.	Related party transactions

	a.	Officers-directors have made no interest, demand loans to the Company of $54,259. This amount included accrued management fees and accrued rent as detailed below. During the quarter ended March 31, 2008, the loan was repaid in full;

	b.	The President of the Company is compensated for his services in the amount of a total $1,000 per month starting November 1, 2005. China Tel also compensates the President for the use of office space, at a cost of $300 per month. During the three and nine month periods ended March 31, 2008, China Tel accrued $3,000 and $9,000 in management fees to the President. During the three and nine month periods ended March 31, 2008, China Tel accrued $300 and $900 in rent due to the president. At March 31, 2008, $3,900 was due to the President;

c.	And officers-directors have acquired 83% of the common stock issued and outstanding. Subsequent to March31, 2008, on connection with the proposed acquisitions (refer to note 6), on May 7, 2008, two of China Tel’s directors have agreed to return 57,600,000 shares of common stock to treasury for cancellation.

10. Commitments

On February 28, 2008, China Tel entered into a one year contract for investor relations services requiring the payment of $7,500 per month expiring on January 31, 2009. This commitment can be terminated by either party with 90 days’ written notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of China Tel Group Inc. (formerly known as “Mortlock Ventures Inc.”) (referred to herein as the “Company” and “China Tel”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

China Tel presently has minimal day-to-day operations; preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

In March 2008, we decided to change our business focus from the development of mineral properties to the telecommunication industry. To facilitate this shift in business focus, on April 8, 2008, Mortlock Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, China Tel Group Inc., a Colorado corporation, resulting in the Company being the surviving corporation and changing its name to China Tel Group Inc.

LIQUIDITY AND CAPITAL RESOURCES

China Tel has had no revenue since inception and its accumulated deficit is $578,282. To date, the growth of China Tel has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is to expand its investment in the telecommunication industry.

Trussnet USA, Inc. Letter of Intent

On or about March 7, 2008, China Tel entered into a Letter of Intent with Trussnet USA, Inc., a Delaware corporation (“TUI”) and all of the shareholders of TUI (the “TUI Shareholders”) which summarized the principal terms of a proposal by China Tel to acquire from the TUI Shareholders all of the issued and outstanding shares of capital stock of TUI in exchange for certain shares of China Tel’s common stock (the “TUI LOI”).

Trussnet USA, Inc., a Nevada corporation and an affiliate of TUI (“TUI Nevada”), entered into a Framework Agreement dated April 7, 2008 (the “Framework Agreement”), with CECT-Chinacomm Communications Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“Chinacomm”). Chinacomm is the major holder of 3.5GHz spectrum wireless broadband licenses from the Ministry of Information Industry of China and entered into an agreement with TUI dated November 1, 2007 whereby TUI would provide financial and professional assistance to Chinacomm for building and operating such 3.5 GHz wireless broadband in 29 cities throughout China (the “Initial Agreement”). In accordance with the Initial Agreement, TUI Nevada was granted the opportunity to purchase up to 49% of the equity interests in Chinacomm.

Subsequent to signing the TUI LOI, China Tel and the TUI Shareholders have been discussing a modification to the transaction such that China Tel would only acquire TUI Nevada’s rights under the Framework Agreement, which, as described above, consists of the right or option to purchase up to 49% of the equity interests in Chinacomm. Therefore, China Tel will not be acquiring TUI but will be working with the TUI Shareholders to acquire the rights of TUI Nevada in the Framework Agreement in exchange for 62,909,088 shares of common stock and shares of a new class of preferred stock (the “Preferred Stock”).

The Preferred Stock will have the right to cast seven (7) votes per share but will have no dividends, no liquidation rights and are non-transferrable. The Preferred Stock will expire fifteen (15) years from the closing of the agreement with the TUI Shareholders.

Capital Truss, Inc. Letter of Intent

On or about March 6, 2008, China Tel entered into a Letter of Intent with CAPITAL TRUSS, INC., a California corporation (“CTI”) and all of the shareholders of CTI (the “CTI Shareholders”) which summarized the principal terms of a proposal by China Tel to acquire from the CTI Shareholders all of the issued and outstanding shares of capital stock of CTI in exchange for certain shares of China Tel’s common stock (the “CTI LOI”).

The CTI LOI provided that China Tel would issue 30 million shares of China Tel’s common stock to the CTI Shareholders and 30 million shares of Preferred Stock.

Upon execution of a definitive agreement between the parties, China Tel is required to appoint the following individuals as members to its Board of Directors (the “Board”): Maximilian Schwartz, George Alvarez and Colin Tay. Following appointment of the aforementioned individuals, all remaining members of the Board shall resign.

Our management estimates that a minimum of $300,000 will be required over the next twelve months to pay for such expenses as bookkeeping, work undertaken by the independent accountant, legal fees, Edgar fees, filing fees to maintain China Tel in good standing with the State of Nevada and payment to our registrant, office and miscellaneous, payments to the transfer agent and payment to third party creditors. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our Mineral Property

On December 2, 2007, our rights to the Tic Tac Toe claim expired without being renewed by the Company. Management felt there was not sufficient mineralization on the Tic Tac Toe claim to maintain them in good standing for another year. Management is presently seeking either a new mineral property or another business opportunity for the Company.

China Tel’s Main Product

Presently we do not have a main product but management is seeking other opportunities either in the mineral exploration area or another business opportunity.

Investment Policies

China Tel does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by China Tel. Presently China Tel does not have any excess funds to invest.

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Other than completing our current acquisition transactions, we do not anticipate making any major purchases of capital assets in the next twelve months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended June 30, 2007. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

Development stage company

China Tel complies with Financial Accounting Standard Board Statement No. 7 for its characterization of China Tel as a Development Stage Company. China Tel is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following:

i. A forward stock split of 16 new shares for one old share, effective December 2, 2006;

Income taxes

China Tel accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Principle of consolidation

The accompanying consolidated financial statements include the accounts of China Tel Group Inc. (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

Accounting for Convertible Instruments

When China Tel issues convertible debt with detachable instruments, it allocates the proceeds received on a relative fair value basis pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios “. Then, it applies the amount allocated to the convertible instrument, and an effective conversion price is calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The intrinsic value of the embedded conversion option and the relative fair value of the detachable instruments are recorded as discounts to the convertible debt and amortized over the term of the debt.

When China Tel issues convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments”. The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by China Tel at the issuance date for the convertible debt. The intrinsic value of the embedded conversion option is recorded as a discount to the convertible debt and amortized over the term of the debt.

Recent Financings

Convertible notes

Pursuant to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $25 million dated February 12, 2008 and as amended on March 27, 2008, China Tel has accepted, as at May 6, 2008, a total of $17,358,211 in subscriptions, of which $2,895,699 was received at March 31 2008. At March 31, 2008, China Tel issued one convertible note in the amount of $500,000, and the remaining $2,395,699 is included in subscriptions received on the Company's consolidated balance sheet. The funds received for the subscriptions are not bearing interest until such time as the convertible notes are issued. The convertible notes will bear interest at 10%, will be convertible into shares of common stock of China Tel at $0.95 per share, and will be due December 31, 2008.

Under this offering, China Tel shall pay a commission equal to 6% of the principal amount of the notes.

As at May 6, 2008, China Tel has issued the following convertible notes:

Convertible note dated March 27, 2008

On March 27, 2008, China Tel issued a $500,000 convertible note for proceeds received pursuant to an offering. The amount is unsecured and is due on December 31, 2008. The principal amount bears interest at 10% per annum. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.95 per share of common stock. An amount of $184,211 was recorded on March 27, 2008 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $500,000 note. This beneficial conversion feature was amortized to interest expense on March 27, 2008 since the lender has exercised its option to convert on March 27, 2008.

At March 31, 2008, China Tel has presented an obligation to issue 526,316 shares of common stock pursuant to the conversion of this note.

Convertible note dated April 11, 2008

On April 11, 2008, China Tel issued a $500,000 convertible note for proceeds received pursuant to an offering. The amount is unsecured and is due on December 31, 2008. The principal amount bears interest at 10% per annum. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.95 per share of common stock. An amount of $478,947 was recorded on April 11, 2008 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $500,000 note. This beneficial conversion feature was amortized to interest expense on April 11, 2008 since the lender has exercised its option to convert on April 11, 2008.

On April 11, 2008, China Tel has presented an obligation to issue 526,316 shares of common stock pursuant to the conversion of this note.

Convertible note dated April 14, 2008

On April 14, 2008, China Tel issued a $148,079.50 convertible note for proceeds received pursuant to an offering. The amount is unsecured and is due on December 31, 2008. The principal amount bears interest at 10% per annum. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.95 per share of common stock. An amount of $140,286 was recorded on April 14, 2008 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $148,079.50 note. This beneficial conversion feature was amortized to interest expense on April 14, 2008 since the lender has exercised its option to convert on April 14, 2008.

On April 14, 2008, China Tel has presented an obligation to issue 155,873 shares of common stock pursuant to the conversion of this note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-K.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of China Tel’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, China Tel’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in China Tel’s internal controls or in other factors that could materially affect China Tel’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings to which China Tel is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Except as disclosed below, there has been no change in our equity securities during the nine months ended March 31, 2008.

On February 12, 2008, China Tel commenced an offering of up to $15 million of convertible promissory notes (“Notes”), with a conversion price equal to 80% of the offering price for its equity securities. On March 27, 2008, China Tel amended this offering by increasing the maximum amount to $25 million and setting the conversion price at $0.95 per share. The Notes have a maturity date of December 31, 2008, are unsecured and accrue interest at an annual rate of 10%. The Notes are being offered to accredited investors in the U.S., Mexico and Europe. Westmoore Securities, Inc. of Anaheim Hills, California, has been serving as China Tel’s financial advisor in connection with this offering on a best efforts basis and earns a commission of 6% on all purchases of Notes made by investors it introduces to China Tel. As of May 9, 2008, China Tel had sold a total of $17,358,211 worth of Notes.

     On March 14, 2008, the Board of Directors approved Articles of Amendment to our Articles of Incorporation (the “Amendment”). The Amendment provides that: (a) the number of authorized shares of our common stock be increased from 200 million to 500 million; and (b) a class of preferred stock, consisting of 58,909,099 shares, each share of which will carry the right to cast three (3) votes at every meeting or action of shareholders of China Tel. On March 17, 2008, the Amendment was approved by shareholders of China Tel owning in the aggregate 57,600,000 shares of common stock, which represent 75.0% of China Tel’s total issued and outstanding shares of common stock. The Company filed a Schedule 14C regarding this action with the Securities and Exchange Commission on May 6, 2008 and expects to file the Amendment with the Nevada Secretary of State on May 26, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters brought forth to the securities holders to vote upon during the nine month period ended March 31, 2008.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on June 9, 2006, Registration No. 333-134883)

3.2	Articles of Incorporation (incorporated by reference from the Registrant’s Registration Statement on

Form SB-2 filed on June 9, 2006, Registration

No. 333-134883)

3.3	By-laws (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on June 9, 2006, Registration No. 333-134883)

4	Stock Specimen (incorporated by reference from the Registrant’s Registration Statement on Form SB- 2 filed on June 9, 2006, Registration No. 333-134883)

31.1	Certification pursuant to Section 302(a) of Sarbanes – Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of Sarbanes – Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TEL GROUP, INC.

(Registrant)

Date: May 14, 2005

By: /s/ Michael Laidlaw Name: Michael Laidlaw

Title: Chief Executive Officer, President, principal executive officer and Member of the Board of Directors

Date: May 14, 2008

By: /s/ William Timmins Name: William Timmins

Title: Chief Financial Officer, Chief Accounting Officer, Secretary, principal accounting officer, principal financial officer and Member of the Board of Directors