Form 10QSB/A
period 2008-03-31
China Tel Group Inc
filed 2008-05-28
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Amendment No. 1
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

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

This Amended Form 10-QSB is being filed to correct an error found in the description portion of the Balance Sheet that referred to the number of shares of common issued and outstanding. The actual dollar amount of the outstanding shares in the financial portion of the Balance Sheet was stated correctly.

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

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value,
Common - 200,000,000 shares authorized at $0.001 par value,
76,808,000 shares issued and outstanding	76,808	76,808
Subscriptions received	500,000	-
Additional paid in capital	151,403	(32,808)
Deficit accumulated during development stage	(578,282)	(98,986)

Total Stockholders' Equity (Deficiency)	149,929	(54,986)

Total Liabilities and Stockholders' Deficiency	$ 2,671,547	$ 9,368

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

Trussnet USA, Inc., a Nevada corporation and an affiliate of TUI (“TUI Nevada”) is a party to a Framework Agreement dated April 7, 2008 (the “Framework Agreement”), CECT-Chinacomm Communications Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“Chinacomm”). Chinacomm is the major holder of 3.5GHz spectrum wireless broadband licenses from the Ministry of Information Industry of China and entered into an agreement dated November 1, 2007 with an affiliated company of TUI whereby such affiliated company would provide financial and professional assistance to Chinacomm for building and operating such 3.5 GHz wireless broadband in 29 cities throughout China (the “Initial Agreement”). In accordance with the Initial Agreement, TUI Nevada was granted the opportunity to purchase up to 49% of the equity interests in Chinacomm.

Subsequent to signing the TUI LOI, China Tel and the TUI Shareholders have been discussing a modification to the transaction such that China would only acquire TUI Nevada’s rights under the Framework Agreement, which as described above consists of the right or option to purchase up to 49% of the equity interests in Chinacomm. Therefore, China Tel will not be acquiring TUI but will be working with the TUI Shareholders to acquire the rights of TUI Nevada in the Framework Agreement in exchange for 62,909,088 shares of common stock and shares of a new class of preferred stock (the “Preferred Stock”).

The Preferred Stock will have the right to cast seven (7) votes per share but will have no dividends, no liquidation rights and are non-transferrable. The Preferred Stock expires fifteen (15) years from the closing of the acquisition of the agreement with the TUI Shareholders. The amount of Preferred Shares issuable to the TUI Shareholders is 62,909,088 shares.

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

Trussnet USA, Inc., a Nevada corporation and an affiliate of TUI (“TUI Nevada”) is a party to a Framework Agreement dated April 7, 2008 (the “Framework Agreement”), CECT-Chinacomm Communications Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“Chinacomm”). Chinacomm is the major holder of 3.5GHz spectrum wireless broadband licenses from the Ministry of Information Industry of China and entered into an agreement dated November 1, 2007 with an affiliated company of TUI whereby such affiliated company would provide financial and professional assistance to Chinacomm for building and operating such 3.5 GHz wireless broadband in 29 cities throughout China (the “Initial Agreement”). In accordance with the Initial Agreement, TUI Nevada was granted the opportunity to purchase up to 49% of the equity interests in Chinacomm.

Subsequent to signing the TUI LOI, China Tel and the TUI Shareholders have been discussing a modification to the transaction such that China would only acquire TUI Nevada’s rights under the Framework Agreement, which as described above consists of the right or option to purchase up to 49% of the equity interests in Chinacomm. Therefore, China Tel will not be acquiring TUI but will be working with the TUI Shareholders to acquire the rights of TUI Nevada in the Framework Agreement in exchange for 62,909,088 shares of common stock and shares of a new class of preferred stock (the “Preferred Stock”).

The Preferred Stock will have the right to cast seven (7) votes per share but will have no dividends, no liquidation rights and are non-transferrable. The Preferred Stock expires fifteen (15) years from the closing of the acquisition of the agreement with the TUI Shareholders. The amount of Preferred Shares issuable to the TUI Shareholders is 62,909,088 shares.

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

Recent Financings

Convertible notes

Pursuant to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $25 million dated February 12, 2008 and as amended on March 27, 2008, China Tel has accepted, as at May 6, 2008, a total of $17,358,211 in subscriptions, of which $2,895,699 was received at March 31 2008. At March 31, 2008, China Tel issued one convertible note in the amount of $500,000, and the remaining $2,395,699 is included in subscriptions received on the consolidated balance sheet. The funds received for the subscriptions are not bearing interest until such time as the convertible notes are issued. The convertible notes will bear interest at 10%, will be convertible into shares of common stock of China Tel at $0.95 per share, and will be due December 31, 2008.

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

     On March 14, 2008, the Board of Directors approved Articles of Amendment to our Articles of Incorporation (the “Amendment”). The Amendment provides that: (a) the number of authorized shares of our common stock be increased from 200 million to 500 million; and (b) a class of preferred stock, consisting of 58,909,099 shares, each of which will carry the right to cast three (3) votes at every meeting or action of shareholders of China Tel. On March 17, 2008, the Amendment was approved by shareholders of China Tel owning in the aggregate 57,600,000 shares of common stock, which represent 75.0% of China Tel’s total issued and outstanding shares of common stock. The Company filed a Schedule 14C regarding this action with the Securities and Exchange Commission on May 6, 2008 and expects to file the Amendment with the Nevada Secretary of State on May 26, 2008.

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

Date: May 20, 2005

By: /s/ Michael Laidlaw Name: Michael Laidlaw

Title: Chief Executive Officer, President, principal executive officer and Member of the Board of Directors

Date: May 20, 2008

By: /s/ William Timmins Name: William Timmins

Title: Chief Financial Officer, Chief Accounting Officer, Secretary, principal accounting officer,

principal financial officer and Member of the Board of Directors