Form 10-Q
period 2008-06-30
China Tel Group Inc
filed 2008-08-18
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8105 Irvine Center Drive, Suite 800, Irvine, California  92618
(Address of principal executive offices)

1-949-585-9268
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                Accelerated filer [  ]
Non-accelerated filer [  ]                                                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes     [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of August 13, 2008 the registrant had 85,325,595 common shares of its common stock outstanding with a par value of $0.001.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL STATEMENTS

ITEM 1.                      FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008
(UNAUDITED)

ASSETS
CURRENT ASSSETS
Cash	$2,230,885
Construction in progress	32,996,825
Convertible note subscriptions receivable	3,126,108
Total current assets	38,353,818

Investment in Chinacomm Cayman	5,000,000
Total assets	$43,353,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$16,802,645
Accrued expenses	1,482,050
Convertible notes payable, net of discount of $14,844,328	12,915,831
Beneficial conversion liability	60,852,628
Total current liabilities	92,053,154

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 87,325,595 shares issued and outstanding	87,326

Additional Paid-in capital	788,259
Deficit accumulated during the development stage	(49,574,921)
Total stockholders' deficit	(48,699,336)

Total liabilities and stockholders' deficit	$43,353,818

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2008) TO JUNE 30, 2008
(UNAUDITED)

REVENUES
Sales	$-

OPERATING EXPENSES
General & administrative expense	3,084,571
Total operating expenses	3,084,571

Loss from operations	(3,084,571)

OTHER EXPENSES
Beneficial conversion costs	46,008,300
Interest expense	482,050
Total other expenses	46,490,350

Loss before income taxes	(49,574,921)

Income taxes	-

Net loss	$(49,574,921)

Net loss per share
Basic	$(0.82)

Weighted average shares outstanding
Basic	60,671,970

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2008) TO JUNE 30, 2008
(UNAUDITED)

	Common Stock			Deficit
				Accumulated
	Number		Additional	During	Total
	of Shares	Amounts	Paid-in Capital	Development Stage	Stockholders' Deficit

Balance as of April 4, 2008	-	$-	$-	$-	$-

Recapitalization after giving effect to cancellation of 57,600,000 shares for the reverse acquisition merger	86,117,088	$86,117	$(358,611)		$(272,494)

Issuance of common stock for conversion of note payable	1,208,507	1,209	1,146,870		1,148,079

Net Loss	-	-	-	(49,574,921)	(49,574,921)

Balances as of June 30, 2008	87,325,595	$87,326	$788,259	$(49,574,921)	$(48,699,336)

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2008) TO JUNE 30, 2008
(UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(49,574,921)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Beneficial conversion costs	46,008,300
Changes in assets and liabilities, net
Construction in progress	(32,996,825)
Accounts payable	16,802,645
Accrued expenses	1,482,050

Net cash used in operating activities	(18,278,751)

Cash Flows from Investing Activities:
Investment in Chinacomm	(5,000,000)

Net cash used in investing activities	(5,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable	25,509,636

Net cash provided by financing activities	25,509,636

Net (decrease) increase in cash and cash equivalents	2,230,885

Cash and cash equivalents, beginning of period

Cash and cash equivalents, end of period	$2,230,885

Supplemental disclosure of cash flow information:
Income taxes paid	$-
Interest paid	$-

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock for conversion of notes payable	$1,148,080
Convertible notes subscription receivable	$3,126,108

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(UNAUDITED)

1.           NATURE OF OPERATIONS

China Tel Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures Inc., for the purpose of acquiring and developing mineral properties.  No minerals were discovered on the properties.  During the quarter ended March 31, 2008, China Tel changed its business and commenced concentrating on the telecommunication industry.  On April 8, 2008, China Tel changed its name to China Tel Group Inc.

On May 21, 2008, China Tel Group, Inc., a Nevada corporation (the “Company’), Chinacomm Acquisition, Inc., a California corporation and wholly-owned subsidiary of the Company (“the Acquisition Subsidiary”), Trussnet USA, Inc., a Nevada corporation (“Trussnet”), and the stockholders of Trussnet (the “Trussnet Stockholders”) entered into an agreement for the business reorganization of Trussnet and the Acquisition Subsidiary wherein all of the issued and outstanding shares of common stock of Trussnet were delivered to the Acquisition Subsidiary in exchange for shares of the Company’s Series A and Series B Common Stock.  The Acquisition Subsidiary and Trussnet conducted a short-form merger under the laws of the State of Nevada with Trussnet being the surviving corporation and a wholly-owned subsidiary of the Company (the “Reorganization and Merger Agreement”).  Pursuant to the Reorganization and Merger Agreement, the Company caused certain persons to return to the Company for cancellation, stock certificates representing an aggregate of 57,600,000 restricted shares of the currently issued and outstanding shares of the Company’s common stock.  These shares were then cancelled.

Pursuant to the Reorganization and Merger Agreement, the Trussnet Stockholders acquired a controlling interest in the Company.  More specifically, the Trussnet Stockholders received 66,909,088 shares of the Company’s Series A Common Stock resulting in an approximate 77.7% interest in the Company’s total issued and outstanding shares of Series A Common Stock.  The Trussnet Stockholders will also receive 66,909,088 shares of the Company’s Series B Common Stock.  The Company’s Series B Common Stock will be a newly authorized series of common stock with each share having the right to case ten (10) votes for each action for which the stockholders have a right to vote and which is non-transferable and redeemable by the Company, in its sole discretion, fifteen (15) years from May 31, 2008 at a par value of $0.0001 per share.

Trussnet was formed in April 2008 to pursue investment opportunities in the wireless telecommunication industry in the People’s Republic of China (“PRC”).  Trussnet had no operations prior to entering into the Reorganization and Merger Agreement.  Pursuant to a Framework Agreement dated April 7, 2008 with CECT-Chinacomm Communications Co, Ltd., a PRC company (“Chinacomm”), Trussnet has the contractual right to acquire a forty-nine percent (49%) interest in ChinaComm, Ltd., a Cayman Island corporation (“ChinaComm Cayman”), an operating affiliate of Chinacomm, for $196,000,000 through its wholly owned subsidiary, Gulfstream Capital Ltd., a Republic of Seychelles company (“Gulfstream”).  Chinacomm intends to build and operate a 3.5G Hz Wireless broadband system in up to twenty-nine (29) cities in the PRC.

The Reorganization and Merger Agreement has been accounted for as a reverse acquisition whereby Trussnet is deemed the accounting acquirer and the Company merely the legal acquirer.  Accordingly, the consolidated financial statements presented are that of Trussnet as of its date of inception (April 4, 2008).

2.           BASIS OF PRESENTATION AND GOING CONCERN

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations promulgated by the Securities and Exchange Commission (‘SEC”).  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company has not yet achieved profitable operations, has total accumulated losses of $49,574,921 since its inception.  The Company has negative working capital of $53,699,336 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives.  The Company’s future operations are dependent upon external funding and its ability to execute its business plan under the Framework Agreement with Chinacomm, complete its contemplated transaction with Asia Special Situation Acquisition Corporation, and realize sales and control expenses.  Accordingly, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operations.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Development Stage Company.

The Company is currently a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting substantially all of its present efforts to complete its acquisition of 49% interest in Chinacomm to obtain spectrum licenses within the PRC and build and operate a broadband wireless system in twenty-nine (29) cities within the PRC.

b.	Loss Per Share.

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2008, the Company had approximately 30,000,000 shares of common stock related to its issuance of debt instruments that could be converted.  Diluted loss per share is not presented because it is anti-dilutive.

c.	Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

d.	Income Taxes.

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

e.	Convertible Instruments.

When the Company issues convertible debt with detachable instruments, it allocates the proceeds received on a relative fair value basis pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".  Then, it applied the amount allocated to the convertible instrument, and an effective conversion price is calculated and used to measure the intrinsic value, if any, of the embedded conversion option.  The intrinsic value of the embedded conversion option and the relative fair value of the detachable instruments are recorded as discounts to the convertible debt and amortized over the term of the debt.

When the Company issues convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments".  The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by China Tel at the issuance date for the convertible debt.  The intrinsic value of the embedded conversion option is recorded as a beneficial conversion feature to the convertible debt and amortized over the term of the debt.

f.	Comprehensive Income.

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the period ended June 30, 2008, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

g.	Cash Equivalents.

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

h.	Fair Value of Financial Instruments.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash and equivalents prepaid expense, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

i.	Impairment of Long-Lived Assets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.

j.	Recent Accounting Pronouncements.

SFAS No. 159 – In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for sale and trading securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We plan to adopt SFAS 159 effective June 1, 2008.  We are in the process of determining the effect, if any; the adoption of SFAS 159 will have on our financial statements.  The Company’s adoption of SFAS 159 did not have a material effect on the consolidated financial statements.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations.  This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this Statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives.

SFAS No. 162 - In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”).  The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

SFAS No. 163 - In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”).  SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements

4.           CONSTRUCTION IN PROGRESS

On April 7, 2008, the Company entered into the Framework Agreement with Chinacomm whereby the Company will provide professional services and equipment related to the engineering, architectural design, build-out, and project management of 3.5GHz broadband wireless network in the PRC.  As of June 30, 2008, the amount of costs incurred by the Company under the agreement was approximately $33,000,000.

5.           INVESTMENT IN CHINACOMM

On April 7, 2008, the Company entered into the Framework Agreement whereby the Company, through its subsidiary Gulfstream, will acquire a 49% interest in ChinaComm Cayman for $196,000,000.  As of June 30, 2008, and pursuant to the payment terms of the Framework Agreement, the Company had paid $5,000,000.

6.           REORGANIZATION AND MERGER

On May 21, 2008, the Company entered into a reorganization and merger agreement with Trussnet to acquire 100% of the outstanding common stock of Trussnet in exchange for 66,909,088 shares of the Company’s Series A Common Stock.  Due to the previous status as a shell company, our merger with Trussnet was recorded as a capital transaction.

7.           CONVERTIBLE NOTES

Pursuant to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $25 million dated February 12, 2008, and as amended on March 27, 2008, the Company has accepted, as of June 30, 2008, a total of approximately $29,000,000 in subscriptions, of which approximately $26,000,000 was received as of that date. As of June 30, 2008, the Company had approximately $3,000,000 of funds in transit.  The convertible notes bear interest at 10%, and can be convertible, together with accrued interest, into shares of common stock of the Company at $0.95 per share pursuant to the note agreement.  During the period ended June 30, 2008, approximately $1,150,000 of the outstanding notes were converted for 1,208,507 shares of the Company’s common stock.

Under this offering, the Company has paid a commission equal to 6% of the principal amount of the notes.

As of June 30, 2008, the Company recorded a beneficial conversion liability in the amount of approximately $61,000,000 related to the excess of the conversion price of notes ($0.95) over the Company’s quoted stock price of $2.99 per share.

8.           COMMON STOCK

Pursuant to the Reorganization and Merger Agreement, the Company canceled 57,600,000 restricted shares of its common stock and was recapitalized through the issuance of 66,909,088 shares of its Series A common stock.

During the period ended June 30, 2008, the Company issued 1,208,507 shares of its common stock related to the conversion of approximately $1,150,000 in outstanding convertible notes.

9.           RELATED PARTY TRANSACTIONS

During the period ended June 30, 2008, two of the Company directors returned 57,600,000 shares of common stock for cancellation pursuant the Reorganization and Merger Agreement.

10.           PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of June 30, 2008, the Company had federal net operating loss carryforwards of approximately $3,600,000, which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of June 30, 2008 is as follows:

Net operating loss carryforward	$3,600,000
Effective tax rate	34%

Deferred tax asset	1,224,000

Valuation allowance	(1,224,000)

Net deferred tax asset	$-

11.           COMMITMENTS

On February 28, 2008, the Company entered into a one year contract for investor relations services requiring the payment of $7,500 per month expiring on January 31, 2009.  This commitment can be terminated by either party with 90 days' written notice.  This contract was terminated during the period ended June 30, 2008.

On March 28, 2008, the Company entered into an agreement for financial advisory and placement agent services for a proposed offering to be determined of up to $100,000,000.  Pursuant to the agreement, the Company paid $30,000 as a retainer and advance during the period ended June 30, 2008.  In connection with a future proposed offering, the advisory firm would be entitled to 250,000 shares of the Company’s common stock, a cash fee of 1% of the gross proceeds received by the Company, a commission of 6% of the gross proceeds and warrants, exercisable at $2.50 per share, equal to 1% of the shares sold.

Pursuant to the Framework Agreement on April 7, 2008 with Chinacomm for the engineering and design services related to the build out and operation of a wireless broadband system in the PRC, the Company has an outstanding commitment in the amount of $191,000,000.

12.           SUBSEQUENT EVENTS

On or about July 3, 2008, the Company authorized for issuance 200,000,000 shares of Series B Common Stock, with each share having the right to cast ten (10) votes for each stockholder action.  These shares are non-transferable and can be redeemed by the Company, at its sole discretion, for up to fifteen (15) years.

In addition, the Company authorized for issuance 25,000,000 shares of Preferred Stock with rights and preferences to be determined by the Company’s board of directors.

In connection with the Reorganization and Merger Agreement, the Company intends to adopt the accounting acquirer's year end of December 31st pursuant to SEC rules.

The Company on August 6, 2008, executed an Amended and Restated Stock Purchase Agreement dated as of July 31, 2008.  Under the Amended and Restated Stock Purchase Agreement Asia Special Situation Acquisition Corp. (ASSAC) will purchase for $105,000,000 a total of 46,666,667 shares of previously unissued Class A common stock of the Company at a per share price of $2.25, and purchase for an additional $165,000,000 a total of 16,500,000 shares of the Company’s voting Series A preferred stock (valued at $10.00 per share) (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible into the Company’s Class A common stock at the rate of 4.444 shares of the Company’s Class A common stock for each share of Series A Preferred Stock converted, or a total of 73,333,333 shares of the Company’s Class A common stock (also valued at $2.25 per share) if all shares of Series A Preferred Stock are converted.  As a result of these transactions, China Tel will become a wholly-owned subsidiary of ASSAC, and ASSAC will be renamed China Tel Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operation, financial conditions and liquidity position for the period from inception (April 4, 2008) to June 30, 2008 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, including statements relating to the current Company as a standalone entity that do not consider the pending investments by strategic investors.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors”.

FORWARD-LOOKING STATEMENTS

This following information specifies certain forward-looking statements of management of the company.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

OVERVIEW AND PLAN OF OPERATIONS

Our efforts are principally focused on our Merger Agreement with Asia Special Situation Acquisition Corp. (“ASSAC”) as further detailed below.  This merger will allow us to fulfill of our Framework Agreement with Chinacomm Communications Co, Ltd. (“Chinacomm”) that we entered into during the period ended June 30, 2008.  The contracts under our Framework Agreement call for us to engineer, install and operate a next generation wireless Internet access network to bring high-speed wireless broadband services to mainland Chinese residents, business and government agencies.  Specifically, we are expected to serve as exclusive contractor for the operation of a 3.54 GHz world-wide interoperability for microwave access (“WiMAX”) and Mesh Wi-Fi broadband network in 29 major cities throughout the People’s Republic of China (the WiMAX Installations”).  The consummation of our Merger Agreement with ASSAC will allow us to finance the installation and operation of the WiMax Installations.

PENDING STRATEGIC TRANSACTION

On July 8, 2008, we entered into a stock purchase agreement with Asia Special Situation Acquisition Corp (ASSAC) (the “Original Agreement”).  The Original Agreement provided for the investment by ASSAC in us of between $201,675,000 and $270,000,000 at a price of $2.25 per share.  None of our stockholders are selling their shares.

On August 6, 2008, ASSAC and the Company amended and restated the Original Agreement in its entirety, by executing an Amended and Restated Stock Purchase Agreement dated as of July 31, 2008 (the “Amended Stock Purchase Agreement”).  Under the Amended Stock Purchase Agreement, ASSAC will purchase for $105,000,000 a total of 46,666,667 shares of the Company’s Class A common stock at a per share price of $2.25, and purchase for an additional $165,000,000 a total of 16,500,000 shares of the Company’s voting Series A preferred stock (valued at $10.00 per share) (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible into the Company’s Class A common stock at the rate of 4.444 shares of our Class A common stock for each share of Series A Preferred Stock converted, or a total of additional 73,333,333 shares of the Company’s Class A common stock (also valued at $2.25 per share) if all shares of Series A Preferred Stock are converted.

At closing, ASSAC will purchase the 46,666,667 shares of the Company’s Class A common stock by paying $105,000,000 in cash and will pay the $165,000,000 purchase price for the 16,500,000 shares of Series A Preferred Stock by issuing to the Company ASSAC’s non-interest bearing non-recourse $165.0 million note due March 31, 2009 (the “Note”).  To secure payment of its Note, ASSAC will pledge to the Company all of the 16,500,000 of the shares of Series A Preferred Stock being acquiring as sole collateral.  Under the terms of the Note and the Amended Stock Purchase Agreement, ASSAC is required to prepay the Note from any net proceeds it receives from the sale of additional ASSAC securities or the exercise of the currently outstanding 11,500,000 publicly traded ASSAC warrants.  Such warrants will not become exercisable until the later to occur of the closing under the Amended Stock Purchase Agreement and January 16, 2009.  If and to the extent that the Note is paid down prior to maturity one share of our Series A Preferred Stock will be released from the pledge for each $10.00 paid.  To the extent not paid in full by the March 31, 2009 maturity date, ASSAC’s only liability on the Note to the Company will be the forfeiture of those of the pledged shares not paid for.

In addition to our Class A common stock and Series A Preferred Stock, at closing of share purchase ASSAC will receive, for no additional consideration, such number of shares of Class B common stock of the Company, which when combined with the Class A common stock and the Series A Preferred Stock acquired by ASSAC, will provide ASSAC with not less than 51% of the voting power of all of the outstanding capital stock of the Company.

In addition to the Amended Stock Purchase Agreement, on August 6, 2008 the Company entered into an Agreement and Plan of Merger dated as of July 31, 2008 (the “Merger Agreement”) with ASSAC, CHTL Acquisition Corp., a wholly owned subsidiary of ASSAC (“CHTL Acquisition”), George Alvarez, our chief executive officer, and the other principal shareholders of the Company.  Under the Merger Agreement, at the effective time of the merger, CHTL Acquisition will be merged with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”).  As a result of the Merger, the Company will become a wholly-owned subsidiary of ASSAC.

UNDER THE TERMS OF THE MERGER:

(i) each outstanding share of the Company’s Class A common stock that is not owned by ASSAC will be exchanged for the right to receive 0.225 of an ASSAC ordinary share,

(ii) each outstanding share of the Company’s Series A Preferred Stock that is not owned by ASSAC will be exchanged for the right to receive such number of ASSAC ordinary shares or fraction of an ASSAC ordinary share as shall be determined by converting such share of the Company’s Series A Preferred Stock, at the conversion price then in effect, into the applicable number of shares of the Company’s Class A common stock, and multiplying such number of the Company’s Preferred Stock conversion shares by 0.225, and

(iii) each $1.00 principal amount of outstanding the Company’s convertible debenture will be exchanged for $1.00 principal amount of ASSAC debenture due March 31, 2009 and convertible into 0.2368421 of an ASSAC ordinary share.

The exchange ratios set forth above are fixed and will not be adjusted to reflect stock price changes prior to closing of the Merger.  In addition, the Company’s principal shareholders will receive in the Merger in exchange for their Class B common stock of the Company for a total of 1,000,000 shares of ASSAC Series A voting preferred stock which will have no economic value, but until 2023, will vote as a single class with the ASSAC ordinary shares on the basis of 100 votes for each share of preferred stock.  All of the Company’s shares owned by ASSAC prior to closing of the Merger under the Amended Stock Purchase Agreement will be cancelled and all ASSAC shareholders and warrant holders will continue to own their existing ASSAC ordinary shares and warrants which will not be exchanged in the Merger.  The value of the merger consideration that may be received by the Company’s stockholders in exchange for their shares and debentures of the Company will fluctuate with the market price of ASSAC ordinary shares.

The consummation of the transactions with ASSAC under the Amended Stock Purchase Agreement and the Merger Agreement are subject to a number of conditions, including:

(i)
either the Company or ASSAC obtaining additional debt or equity financing (in addition to the $115.0 million in the ASSAC trust account) of not less than $105.0 million, all upon such terms and conditions as the parties shall mutually agree;

(ii)	legal confirmation of a renewed WiMAX license on satisfactory terms and conditions;

(iii)	ASSAC obtaining the requisite securing shareholder approval for the transactions; and

(iv)	the absence of redemptions by ASSAC shareholders in amounts requiring payments from ASSAC’s trust account that would make the ChinaTel transactions impossible or not feasible.

ASSAC intends to distribute proxy materials to seek shareholder approval of the Amended Stock Purchase Agreement and the Merger within the next 30 days or less.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended June 30, 2008.

DEVELOPMENT STAGE COMPANY

We are currently in the development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company is devoting substantially all of its present efforts to complete its acquisition of 49% interest in Chinacomm Cayman, an operating affiliate of Chinacomm, to obtain spectrum licenses within the PRC and build and operate a broadband wireless system in twenty-nine (29) cities within the PRC.

LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2008, we had approximately 30,000,000 shares of common stock related to its issuance of debt instruments that could be converted. Diluted loss per share is not presented because it is anti-dilutive.

CONVERTIBLE INSTRUMENTS

When we issue convertible debt with detachable instruments, it allocates the proceeds received on a relative fair value basis pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".  Then, it applied the amount allocated to the convertible instrument, and an effective conversion price is calculated and used to measure the intrinsic value, if any, of the embedded conversion option.  The intrinsic value of the embedded conversion option and the relative fair value of the detachable instruments are recorded as discounts to the convertible debt and amortized over the term of the debt.

When we issue convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments".  The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by us at the issuance date for the convertible debt.  The intrinsic value of the embedded conversion option is recorded as a beneficial conversion feature to the convertible debt and amortized over the term of the debt.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we estimate the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial conditions and liquidity position for the period from inception (April 4, 2008) to June 30, 2008 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash of $2,230,885, construction in progress of $32,996,825 and $3,126,108 of funds to be transferred related to our issuance on convertible notes.  All of which represent our total current assets of $38,353,818.

From inception (April 4, 2008) through June 30, 2008, we raised approximately $29,000,000, including the $3,000,000 of funds to be transferred, related to our offering of our convertible notes.  Subsequently, we have raised an additional $875,000 through August 1, 2008.  This offering has recently been increased to $45,000,000.

We have utilized approximately $16,000,000 to fund advances for a major portion of our vendors and suppliers related to our construction in progress and administrative expenses, approximately $3,000,000 related to commissions on our convertible notes, and $5,000,000 for our initial investment on the design and development of the Chinese WiMax system.

We are currently focused on closing the Amended Stock Purchase Agreement with ASSAC dated August 8, 2008. Upon the consummation of the agreement ASSAC will invest between $210,000,000 and $270,000,000 at a price of $2.25 per share.  We expect the cash proceeds from this investment to be used primarily to consummate the agreement with Chinacomm Cayman ($191,000,000) and the remaining funds, net of commissions and fees associated with the stock issuance, to be used for general corporate purposes.

Prior to the consummation of the Amended Stock Purchase Agreement, we are seeking additional debt financing.  The convertible notes have been amended to increase the aggregate principal amount to $45 million.  Any additional debt financing would increase our future financial commitments, while additional equity financing would be dilutive to our stockholders.  This additional financing may not be available to us on favorable terms or at all.  Our ability to obtain such additional financing depends on several factors, including market conditions and our future creditworthiness.

SOURCES AND USES OF CASH

The following table presents a summary of our sources and uses of cash for the period from inception (April 4, 2008) to June 30, 2008:

Net cash used in operating activities:	$(18,278,751)
Net cash used in investing activities	(5,000,000)
Net cash provided by financing activities	25,509,636
Net cash flows	$2,230,885

OPERATING ACTIVITIES

The increase in cash used is due to the funding of services provided for the benefit of the deployment of Chinacomm’s WiMax system in China and the payment of commissions on the convertible notes.

INVESTING ACTIVITIES

Net cash used is attributable to our initial payment of $5 million to Chinacomm Cayman as required in the agreement as the exclusive general contractor to design, develop, engineer, install, and operate all of the equipment and infrastructure constitution Chinacomm’s WiMAX Installations in 29 cities in China.

FINANCING ACTIVITIES

Net cash provided by financing activities was due to net cash proceeds from the issuance of convertible notes.  The notes mature on December 31, 2008 and have an interest rate of 10% per annum.

Results of Operations for the Period from Inception (April 4, 2008) Through June 30, 2008.

Revenues.  We began our business within the last few months.  As such, we have had no revenues since inception on April 4, 2008 through June 30, 2008.  We expect to generate significant revenues as we continue our operations to effectuate our business plan for the design, development, installation and operation of a 3.5 GHz wireless broadband network in China.

Operating and Other Expenses.  For the period from inception (April 4, 2008) through June 30, 2008 we had operating expenses of approximately $49,500,000.  These expenses were attributable to general and administrative expenses of approximately $3,000,000, beneficial conversion costs related to our debt of approximately $46,000,000 and interest expense accrued on our debt of approximately $500,000.  These increases are further detailed as follows:

General and Administrative Expenses.  The $3,000,000 in general and administrative expenses is due to the $3,000,000 in financing costs paid to various investment advisors for the amounts raised on our convertible debt offering.

Beneficial Conversion Costs.  The $46,000,000 in beneficial conversion costs is attributable to the excess of the conversion price over the quoted stock price pursuant to EITF 00-27.  These costs relate to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $25 million dated February 12, 2008, as amended on March 27, 2008, and subsequently again amended in July 2008.  The second amendment increased the aggregate principal amount to $45 million.  The Company has accepted, as of June 30, 2008, a total of approximately $29,000,000 in subscriptions.  The convertible notes bear interest at 10%, and can be converted, together with accrued interest, into shares of common stock of the Company at $0.95 per share pursuant to the note agreement.  During the period ended June 30, 2008, approximately $1,150,000 of the outstanding notes were converted for 1,208,507 shares of the Company’s common stock.

As of June 30, 2008, the Company recorded a beneficial conversion liability in the amount of approximately $61,000,000 related to the excess of the conversion price of notes ($0.95) over the Company’s quoted stock price of $2.99 per share and resulting in a beneficial conversion cost of approximately $46 million.

Interest Expense.  The $500,000 in interest expense is related to the accrued interest portion of the 10% convertible notes from their respective dates of issuance.

Net Loss.  For the period from inception (April 4, 2008) through June 30, 2008, our net loss from continuing operations was $49,500,000.  We expect to continue to incur net losses for the foreseeable future related to the design, development, installation and operation of the WiMax installations and until we generate significant revenues from the system.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan and continue operations during the next twelve months, we need to raise additional funds.  We are anticipating additional debt and equity financing of $210,000,000 - $270,000,000 upon consummation of our pending strategic acquisition with Asia Special Situation Acquisition Corp. (“ASSAC”).  This will allow us to acquire a 49% interest in Chinacomm Cayman, an operating affiliate of Chinacomm and fulfill the contract requirements under our Framework Agreement with Chinacomm.  During the six months, our primary objective is to secure the applicable financing necessary to acquire the 49% interest in Chinacomm Cayman for $196,000,000 and to continue our design, development and construction services for the WiMax system.  Chinacomm currently holds spectrum licenses for a 3.5GHz broadband network from the Chinese government.  These licenses are due to be renewed in December 2008 for another 3 year period.

During the next six to twelve months, once the licenses are renewed, we need to continue to build-out the broadband network and WiMax installations through our agreements with Chinacomm and its other affiliates.  If we are not able to generate additional financing and revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $2,230,885 as of June 30, 2008.  In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources as previously detailed.

We are not currently conducting any research and development activities.  We do not anticipate that we will purchase or sell any significant equipment other than what may be required for the WiMax installation build-out.  In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of investments.

INTEREST RATE RISK

Our primary interest rate risk is associated with the additional convertible debt financing we are seeking.  The current rate of interest being offered is 10%.  Should interest rates increase significantly, there may be a need to increase in the interest stated on the convertible debt.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Based on our evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed and summarized within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including the Chief Executive Officer, and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

ITEM 4(T).	CONTROLS AND PROCEDURES.

CHANGES IN INTERNAL CONTROLS.

There are no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2008, the Company commenced an offering of up to $15 million of convertible promissory notes (“Notes”), the a conversion price equal to 80% of the offering price for its equity securities.  On March 27, 2008, the Company amended this offering by increasing the maximum amount to $25 million and setting the conversion price at $0.95 per share.  As of June 15, 2008, the Company amended this offering by increasing the maximum amount to $45 million.  The Notes have a maturity date of December 31, 2008, are unsecured and accrue interest at an annual rate of 10%.  The Notes are being offered to accredited investors in the United States, Mexico, Canada and Europe.  Westmoore Securities, Inc. has served as the Company’s financial advisor in connection with the offering on a best efforts basis and earns a commission of 6% on all purchases of Notes.  As of August 13, 2008, the Company has sold a total of $30,145,660, worth of Notes.

On June 3, 2008, the Board of Directors approved Articles of Amendment to our Articles of Incorporation (the “Amendment”).  The Amendment provides that: (a) designates the Corporation’s existing class of common stock consisting of 500,000,000 authorized shares, par value $0.001, as Series A Common Stock; (b) create a new series of common stock, designated as Series B Common Stock, and consisting of 66,909,088 issued and outstanding shares, with each share having the right to cast ten (10) votes for each action for which the holders thereof have a right to vote and which is non-transferable and redeemable by the Corporation, in its sole discretion, fifteen (15) years from May 31, 2008 at a par value of $0.0001 per share; and (c) create a new class of preferred stock consisting of 25,000,000 authorized shares, with each share having the rights and preferences as may be determined by resolution of the Board of Directors.  The Company filed a Schedule 14C regarding this action with the Securities and Exchange Commission on June 19, 2008 and expect the Amendment to be filed with the Nevada Secretary of State on August 20, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TEL GROUP, INC.

Date: August 15, 2008	By:	/s/ George Alvarez
George Alvarez,
Chief Executive Officer