Form 10-Q/A
period 2008-06-30
China Tel Group Inc
filed 2008-08-29
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [  ]                                                                                                Accelerated filer [  ]
Non-accelerated filer [  ]                                                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes     [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of August 13, 2008 the registrant had 85,325,595 common shares of its common stock outstanding with a par value of $0.001.

EXPLANATORY NOTE

This amended Form 10-Q is being filed to correct an error found on the face of the Form 10-Q that incorrectly indicated that the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act) as of the reporting date.  The Financial Statements and all other information were stated correctly.

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

CHINA TEL GROUP, INC.

Date: August 28, 2008	By:	/s/ George Alvarez
George Alvarez,
Chief Executive Officer