Form 10-Q
period 2008-09-30
China Tel Group Inc
filed 2008-11-18
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of November 5, 2008 the registrant had 85,525,595 shares of its Series A common stock outstanding with a par value of $0.001 and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$298,317
Construction in Progress	44,012,899
Convertible note subscription receivable	3,314,421
Total current assets	47,625,637

Investment in Chinacomm Cayman	5,000,000

Total assets	$52,625,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable	$26,148,817
Accrued expenses	1,209,647
Convertible notes payable, net of discount of $9,197,662	21,231,444
Beneficial conversion liability	63,588,214
Total current liabilities	112,178,122

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares
authorized, 87,545,244 shares issued and outstanding	87,545
Additional Paid-in capital	1,439,830
Deficit accumulated during the development stage	(61,079,860)
Total stockholders’ deficit	(59,552,485)

Total liabilities and stockholders’ deficit	$52,625,637

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2008) TO SEPTEMBER 30, 2008
(UNAUDITED)

	For the Three Months Ended September 30, 2008			For the Period from Inception (April 4, 2008) to September 30, 2008
REVENUES

Sales	$		$

OPERATING EXPENSES
General & administrative expense		1,943,302		5,027,872
Total operating expenses		1,943,302		5,027,872

Loss from operations		(1,943,302)		(5,027,872)

OTHER EXPENSES
Beneficial conversion costs		398,044		46,406,344
Amortization of debt discount		8,427,330		8,427,330
Interest expense		736,264		1,218.314
Total other expenses		9,561,638		56,051,988

Loss before income taxes		(11,504,940)		(61,079,860)

Income taxes		-		-

Net loss		$(11,504,940)		$(61,079,860)

Net loss per share
Basic		$(0.13)		$(0.82)

Weighted average shares outstanding
Basic		87,439,040		74,428,713

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2008) TO SEPTEMBER 30, 2008
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During	Total
	Number of Shares	Amounts	Paid-In Capital	Development Stage	Stockholders’ Deficit

Balance as of April 4, 2008	-	-	-	-	-

Recapitalization after giving
effect to cancellation of
57,600,000 shares for the
reverse acquisition merger	86,117,088	$86,117	$(358,611)	$-	$(272,494)

Issuance of common stock for
conversion of note payable	1,428,156	1,428	1,798,441		1,799,869

Net Loss	-	-	-	(61,079,860)	(61,079,860)

Balances as of September 30, 2008	87,545,244	$87,545	$1,439,830	$(61,079,860)	$(59,552,485)

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2008) TO SEPTEMBER 30, 2008
(UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(61,079,860)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Beneficial conversion costs	46,406,344
Amortization of debt discount	8,427,330
Changes in assets and liabilities, net
Construction in progress	(44,012,899)
Accounts payable	26,148,817
Accrued expenses	1,209,647

Net cash used in operating activities	(22,900,621)

Cash Flows from Investing Activities:
Investments in Chinacomm Cayman	(5,000,000)

Net cash used in investing activities	(5,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable	28,198,938

Net cash provided by financing activities	28,198,938

Net (decrease) increase in cash and cash equivalents	298,317

Cash and cash equivalents, beginning of period

Cash and cash equivalents, end of period	$298,317

Supplemental disclosure of cash flow information:
Income taxes paid	-
Interest paid	-

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock for conversion of notes payable	$1,356,746
Convertible notes subscription receivable	$3,314,421

See accompanying notes to unaudited financial statements

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(UNAUDITED)

1.    NATURE OF OPERATIONS

China Tel Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures Inc., for the purpose of acquiring and developing mineral properties.  No minerals were discovered on the properties.  During the quarter ended March 31, 2008, China Tel changed its business and commenced concentrating on the telecommunication industry.  On April 8, 2008, the Company changed its name to China Tel Group Inc.

On May 21, 2008, the Company, Chinacomm Acquisition, Inc., a California corporation and wholly-owned subsidiary of the Company (“the Acquisition Subsidiary”), Trussnet USA, Inc., a Nevada corporation (“Trussnet”), and the stockholders of Trussnet (the “Trussnet Stockholders”) entered into an agreement for the business reorganization of Trussnet and the Acquisition Subsidiary wherein all of the issued and outstanding shares of common stock of Trussnet were delivered to the Acquisition Subsidiary in exchange for shares of the Company’s Series A and Series B Common Stock.  The Acquisition Subsidiary and Trussnet conducted a short-form merger under the laws of the State of Nevada with Trussnet being the surviving corporation and a wholly-owned subsidiary of the Company (the “Reorganization and Merger Agreement”).  Pursuant to the Reorganization and Merger Agreement, the Company caused certain persons to return to the Company for cancellation, stock certificates representing an aggregate of 57,600,000 restricted shares of the currently issued and outstanding shares of the Company’s common stock.  These shares were then cancelled.

Pursuant to the Reorganization and Merger Agreement, the Trussnet Stockholders acquired a controlling interest in the Company. More specifically, the Trussnet Stockholders received 66,909,088 shares of the Company’s Series A Common Stock resulting in an approximate 77.7% interest in the Company’s total issued and outstanding shares of Series A Common Stock.  The Trussnet Stockholders also received 66,909,088 shares of the Company’s Series B Common Stock.  The Company’s Series B Common Stock is a newly authorized series of common stock with each share having the right to cast ten (10) votes for each action for which the stockholders have a right to vote and which is non-transferable and shall be redeemed by the Company on May 23, 2023 at a par value of $0.0001 per share.

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

The Company authorized the issuance 200,000,000 shares of Series B Common Stock, with each share having the right to cast ten (10) votes for each stockholder action.  These shares are non-transferable and can be redeemed by the Company on May 23, 2023 at par value.

In addition, the Company authorized for issuance 25,000,000 shares of Preferred Stock with rights and preferences to be determined by the Company’s board of directors.

In connection with the Reorganization and Merger Agreement, the Company adopted the accounting acquirer's year end of December 31st pursuant to SEC rules.

2.    BASIS OF PRESENTATION AND GOING CONCERN

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations promulgated by the Securities and Exchange Commission (‘SEC”).  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company has not yet achieved profitable operations, has total accumulated losses of $61,079,860 since its inception.  The Company has negative working capital of $64,552,485 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives.  The Company’s future operations are dependent upon external funding and its ability to execute its business plan under the Framework Agreement with Chinacomm, complete its contemplated transaction with Runcom Technologies, Inc., and realize sales and control expenses.  Accordingly, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operations.

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

b.           Loss Per Share.

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008, the Company had approximately 33,000,000 shares of common stock related to its issuance of debt instruments that could be converted. Diluted loss per share is not presented because it is anti-dilutive.

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

When the Company issues convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 0027, "Application of Issue No. 98-5 to Certain Convertible Instruments".  The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by China Tel at the issuance date for the convertible debt.  The intrinsic value of the embedded conversion option is recorded as a beneficial conversion feature to the convertible debt and amortized over the term of the debt.

f.           Comprehensive Income.

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the period ended September 30, 2008, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

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

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

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

On April 7, 2008, the Company entered into the Framework Agreement with Chinacomm whereby the Company will provide professional services and equipment related to the engineering, architectural design, build-out, and project management of 3.5GHz broadband wireless network in the PRC. As of September 30, 2008, the amount of costs incurred by the Company under the agreement was approximately $44,000,000.

5.    INVESTMENT IN CHINACOMM

On April 7, 2008, the Company entered into the Framework Agreement whereby the Company, through its subsidiary Gulfstream, will acquire a 49% interest in ChinaComm Cayman for $196,000,000.  As of September 30, 2008, and pursuant to the payment terms of the Framework Agreement, the Company had paid $5,000,000.

6.    REORGANIZATION AND MERGER

On May 21, 2008, the Company entered into a reorganization and merger agreement with Trussnet to acquire 100% of the outstanding common stock of Trussnet in exchange for 66,909,088 shares of the Company’s Series A and Series B Common Stock. Due to the previous status as a shell company, our merger with Trussnet was recorded as a capital transaction.

7.    CONVERTIBLE NOTES

Pursuant to an offering of convertible notes due December 31, 2008 in the aggregate principal amount of up to $45 million dated February 12, 2008 as amended, the Company has accepted, as of September 30, 2008, a total of approximately $32,000,000 in subscriptions, of which approximately $28,000,000 was received as of that date.  As of September 30, 2008, the Company had approximately $3,000,000 of funds held by its broker.  The convertible notes bear interest at 10%, and can be converted, together with accrued interest, into shares of common stock of the Company at $0.95 per share pursuant to the note agreement.  During the period ended September 30, 2008, approximately $1,360,000 of the outstanding notes were converted for 1,428,156 shares of the Company’s common stock.

Under this offering, the Company has paid a commission equal to 6% of the principal amount of the notes.

8.    COMMON STOCK

Pursuant to the Reorganization and Merger Agreement, the Company canceled 57,600,000 restricted shares of its common stock and was recapitalized through the issuance of 66,909,088 shares of its Series A and Series B common stock.

During the period ended September 30, 2008, the Company issued 1,428,156 shares of its Series A common stock related to the conversion of approximately $1,360,000 in outstanding convertible notes.

9.    RELATED PARTY TRANSACTIONS

During the period ended September 30, 2008, two of the Company directors returned 57,600,000 shares of common stock for cancellation pursuant the Reorganization and Merger Agreement.

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

As of September 30, 2008, the Company had federal net operating loss carryforwards of approximately $5,000,000, which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of September 30, 2008 is as follows:

Net operating loss carryforward	$5,000,000
Effective tax rate	34%

Deferred tax asset	1,700,000
Valuation allowance	(1,700,000)
-
Net deferred tax asset	$-

11.    COMMITMENTS

On February 28, 2008, the Company entered into a one year contract for investor relations services requiring the payment of $7,500 per month expiring on January 31, 2009.  This commitment can be terminated by either party with 90 days' written notice.  This contract was terminated during the period ended September 30, 2008.

On March 28, 2008, the Company entered into an agreement for financial advisory and placement agent services for a proposed offering to be determined of up to $100,000,000.  Pursuant to the agreement, the Company paid $30,000 as a retainer and advance during the period ended September 30, 2008.  In connection with a future proposed offering, the advisory firm would be entitled to 250,000 shares of the Company’s common stock, a cash fee of 1% of the gross proceeds received by the Company, a commission of 6% of the gross proceeds and warrants, exercisable at $2.50 per share, equal to 1% of the shares sold.

Pursuant to the Framework Agreement on April 7, 2008 with Chinacomm for the engineering and design services related to the build out and operation of a wireless broadband system in the PRC, the Company has an outstanding commitment in the amount of $191,000,000.

12.    SUBSEQUENT EVENTS

The Company entered into a Termination and Mutual Release Agreement with ASSAC effective as of October 31, 2008 for the termination of the Amended and Restated Stock Purchase Agreement dated August 6, 2008.  The termination agreement executed by the Company and ASSAC includes a mutual release between the parties and states that neither party shall be further obligated under the terms of the Amended and Restated Stock Purchase Agreement and/or the Merger Agreement.  There is no further expectation on the part of either Party that the other Party shall perform under the terms of the Amended and Restated Stock Purchase Agreement and/or the Merger Agreement.

The Company entered into a Strategic Frame Agreement (the Agreement) on October 6, 2008 with Runcom Technologies, Inc. (Runcom). Runcom shall invest One Hundred Million Dollars (USD $100,000,000) in the Company in exchange for approximately a 28% interest in the Company Series A Common Stock on a fully diluted basis (approximately $2.25 per share of Series A Common Stock).  Runcom shall be the lead WiMax equipment vendor for the Company’s worldwide deployment of WiMax technology, including the operations in the People’s Republic of China.  Runcom will provide 50% of its investment (USD $50,000,000) on or before November 25, 2008 and the balance within 90 days of the execution of a definitive stock purchase agreement that is currently being negotiated.  Up to 50% of Runcom’s investment into the Company may be in the form of convertible debentures, the exact terms and form are the subject of discussion between the two parties.  The balance of the investment is in exchange for shares of the Company’s Series A common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW AND PLAN OF OPERATIONS

Our efforts are principally focused on our Strategic Frame Agreement with Runcom Technologies, Inc. (“Runcom”), as further detailed below.  This agreement will allow us to fulfill our Framework Agreement with Chinacomm Communications Co, Ltd. (“Chinacomm”) that we entered into during the period ended September 30, 2008.  The contracts under our Framework Agreement call for us to engineer, install and operate a next generation wireless Internet access network to bring high-speed wireless broadband services to mainland Chinese residents, business and government agencies.  Specifically, we are expected to serve as exclusive contractor for the operation of a 3.5 GHz world-wide interoperability for microwave access (“WiMAX”) and Mesh Wi-Fi broadband network in 29 major cities throughout the People’s Republic of China (the “WiMAX Installations”).  The consummation of our Agreement with Runcom will allow us to finance the installation and operation of the WiMax Installations.

PENDING STRATEGIC TRANSACTION

On October 6, 2008, we entered into a Strategic Frame Agreement with Runcom. The agreement sets forth the terms and conditions to which Runcom will design, manufacture and sell product to us and under which we will exclusively purchase such products in a way that Runcom will be the lead hardware vendor for our deployment of networks worldwide, including the twenty-nine cities in the Peoples Republic of China as part of our Framework Agreement with Chinacomm.

Under the terms of the agreement, Runcom will invest a total of One Hundred Million Dollars (USD $100,000,000) into the Company as a strategic investment in consideration of the receipt of approximately 28% of the Company's issued and outstanding Series A common stock on a fully diluted basis according to the terms to be mutually agreed upon under a Stock Purchase Agreement. The investment amount will be paid in two equal payments; the first fifty percent (50%) is anticipated to occur within a period of ninety days of the effective date and the remaining fifty (50%) is anticipated to occur within a period of six months. Runcom has the option to invest up to fifty percent of each of the payments of the investment amount in the form of convertible debentures in terms to be specified in the stock purchase agreement.

On November 3, 2008 we entered into an agreement for the termination of the Amended and Restated Stock Purchase Agreement with Asia Specific Situation Acquisition Corp. (ASSAC). The termination agreement executed includes a mutual general release between both parties.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended September 30, 2008.

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

LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008, we had approximately 32,000,000 shares of common stock related to its issuance of debt instruments that could be converted. Diluted loss per share is not presented because it is anti-dilutive.

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

When we issue convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 0027, "Application of Issue No. 98-5 to Certain Convertible Instruments".  The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by us at the issuance date for the convertible debt.  The intrinsic value of the embedded conversion option is recorded as a beneficial conversion feature to the convertible debt and amortized over the term of the debt.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. At September 30, 2008, all goodwill is related to the Reorganization and Merger Agreement with Trussnet.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS 144 discussed below.

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

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial conditions and liquidity position for the period from inception (April 4, 2008) to September 30, 2008 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash of $298,317, construction in progress of $44,012,899 and $3,314,421 of funds to be transferred related to our issuance on convertible notes.  All of which represent our total current assets of $52,625,637.

From inception (April 4, 2008) through September 30, 2008, we raised approximately $32,000,000, including the $3,300,000 of funds to be transferred, related to our offering of our convertible notes.  This offering has recently been increased to $45,000,000.

We have utilized approximately $18,000,000 to fund advances for a major portion of our vendors and suppliers related to our construction in progress and administrative expenses, approximately $3,000,000 related to commissions on our convertible notes, and $5,000,000 for our initial investment on the design and development of the Chinese WiMax system.

We are currently focused on closing the transaction agreement with Runcom dated October 6, 2008. Upon the consummation of the agreement Runcom will invest $100,000,000 at a price of $2.25 per share. We expect the cash proceeds from this investment to be used primarily to consummate the agreement with ChinaComm.

Prior to the consummation of the sale of stock transaction, we are seeking additional debt financing. The convertible notes have been amended to increase the aggregate principal amount to $45 million. Any additional debt financing would increase our future financial commitments, while additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain such additional financing depends on several factors, including market conditions and our future creditworthiness.

SOURCES AND USES OF CASH

The following table presents a summary of our sources and uses of cash for the period from inception (April 4, 2008) to September 30, 2008:

Net cash used in operating activities:	$(22,900,621)
Net cash used in investing activities	(5,000,000)
Net cash provided by financing activities	28,198,938
Net cash flows	$298,317

OPERATING ACTIVITIES

The increase in cash used is due to the funding of services provided for the benefit of the deployment of Chinacomm’s WiMax system in China and the payment of commissions on the convertible notes.

INVESTING ACTIVITIES

Net cash used is attributable to our initial payment of $5 million to Chinacomm as required in the agreement  as the exclusive general contractor to design, develop, engineer, install, and operate all of the equipment and infrastructure constitution ChinaComm’s WiMAX Installations in 29 cities in China.

FINANCING ACTIVITIES

Net cash provided by financing activities was due to net cash proceeds from the issuance of convertible notes. The notes mature on December 31, 2008 and have an interest rate of 10% per annum.

Results of Operations for the period from inception (April 4, 2008) through June 30, 2008.

Revenues.  We began our business within the last several months.  As such, we have had no revenues since inception on April 4, 2008 through September 30, 2008.  We expect to generate significant revenues as we continue our operations to effectuate our business plan for the design, development, installation and operation of a 3.5 GHz wireless broadband network in China.

Operating Expenses.  For the period from inception (April 4, 2008) through September 30, 2008 we had operating expenses of approximately $61,000,000. These expenses were attributable to general and administrative expenses of approximately $5,000,000, beneficial conversion costs related to our debt of approximately $46,400,000, amortization of debt discount of approximately $8,400,000, and interest expense accrued on our debt of approximately $1,200,000.  These increases are further detailed as follows:

General and Administrative Expenses.  The $5,000,000 in general and administrative expenses is due to the $3,000,000 in financing costs paid to various investment advisors for the amounts raised on our convertible debt offering and $2,000,000 for operating expenses.

Beneficial Conversion Costs.  The $46,000,000 in beneficial conversion costs is attributable to the excess of the conversion price over the quoted stock price pursuant to EITF 00-27.  These costs relate to an offering of convertible notes due December 31, 2008 in the aggregate  principal amount of up to $45 million dated February 12, 2008, as amended.  The Company has accepted, as of September 30, 2008, a total of approximately $32,000,000 in subscriptions.  The convertible notes bear interest at 10%, and can be converted, together with accrued interest, into shares of common stock of the Company at $0.95 per share pursuant to the note agreement.  During the period ended September 30, 2008, approximately $1,360,000 of the outstanding notes were converted for 1,428,156 shares of the Company’s Series A common stock.

As of September 30, 2008, the Company recorded a beneficial conversion liability in the amount of approximately $64,000000 related to the excess of the conversion price of notes over the Company’s quoted stock price, resulting in a beneficial conversion cost of approximately $46,000,000 and an amortization of debt discount of approximately $8,400,000.

Interest expense.  The $1,200,000 in interest expense is related to the accrued interest portion of the 10% convertible notes from their respective dates of issuance.

Net Loss.  For the period from inception (April 4, 2008) through September 30, 2008, our net loss from continuing operations was $61,000,000.  We expect to continue to incur net losses for the foreseeable future related to the design, development, installation and operation of the WiMax installations and until we generate significant revenues from the system.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan and continue operations during the next twelve months, we need to raise additional funds.  We are anticipating additional debt and equity financing of $200,000,000. Upon consummation of our pending strategic frame agreement with Runcom Technologies, Inc. that will provide $100,000,000, this along with an additional $100,000,000 note from Chinacomm will allow us to acquire a 49% interest in Chinacomm Cayman, an operating affiliate of Chinacomm and fulfill the contract requirements under our Framework Agreement with Chinacomm. During the six months, our primary objective is to secure the applicable financing necessary to acquire the 49% interest in Chinacomm Cayman for $196,000,000 and to continue our design, development and construction services for the WiMax system.  Chinacomm currently holds spectrum licenses for a 3.5GHz broadband network from the Chinese government.  These licenses are due to be renewed in December 2008 for another 3 year period.

During the next six to twelve months, once the licenses are renewed, we need to continue to build-out the broadband network and WiMax Installations through our agreements with Chinacomm and its other affiliates.  If we are not able to generate additional financing and revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $298,317 as of September 30, 2008. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources as previously detailed.

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

ITEM 4.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Based on our evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-QSB was recorded, processed and summarized within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-QSB was accumulated and communicated to our management, including the Chief Executive Officer, and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.         RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2008, the Company commenced an offering, as amended, of up to $45 million of convertible promissory notes (“Notes”), with a conversion price at $0.95 per share.  The Notes have a maturity date of December 31, 2008, are unsecured and accrue interest at an annual rate of 10%.  The Notes are being offered to accredited investors in the United States, Mexico, Canada and Europe.  Westmoore Securities, Inc. has served as the Company’s financial advisor in connection with the offering on a best efforts basis and earns a commission of 6% on all purchases of Notes.  As of September 30, 2008, the Company has sold approximately $32 Million worth of Notes of which $2,780,665 were sold during the report period.

On June 3, 2008, the Board of Directors approved Articles of Amendment to our Articles of Incorporation (the “Amendment”).  The Amendment provides that: (a) designates the Corporation’s existing class of common stock consisting of 500,000,000 authorized shares, par value $0.001, as Series A Common Stock; (b) create a new series of common stock, designated as Series B Common Stock, consisting of 200,000,000 shares authorized, with each share having the right to cast ten (10) votes for each action for which the holders thereof have a right to vote and which is non-transferable and redeemable by the Corporation, in its sole discretion, fifteen (15) years from May 31, 2008 at a par value of $0.0001 per share; and (c) create a new class of preferred stock consisting of 25,000,000 authorized shares, with each share having the rights and preferences as may be determined by resolution of the Company's board of directors.  The Amendment was filed with the Nevada Secretary of State on August 19, 2008.  66,909,088 shares of the Series B Common Stock have been issued to the shareholders of our subsidiary Trussnet under the Reorganization and Merger Agreement dated May 21, 2008.

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

Dated: November 14, 2008	CHINA TEL GROUP, INC.
By: /s/ George Alvarez
George Alvarez, Chief Executive Officer