Form 10-K
period 2008-12-31
China Tel Group Inc
filed 2009-05-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of registrant as specified in its charter)
Nevada	98-0489800
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8105 Irvine Center Drive, Suite 820, Irvine, California  92618
(Address of Principal Executive Offices)

949-585-9268
(Registrant telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_] Yes[X] No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes                            [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)
[_] Yes                            [_] No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                                                                          Accelerated filer [_]

Non-accelerated filer [X]                                                                           Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as June 30, 2008 (the Registrant's most recently completed second fiscal quarter) was approximately $144,276,000.

As of May 8, 2009, 98,387,774 shares of our Series A common stock are issued and outstanding and 66,909,088 shares of Series B common stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes.

Not Applicable.

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors."  Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.  BUSINESS

Overview

Our present operations, all of which are conducted through our wholly-owned subsidiary  Trussnet USA, Inc., a Nevada corporation ("Trussnet"), consist of providing engineering and deployment services related to the build-out of a wireless broadband network in several cities in the Peoples Republic of China (“PRC”) for CECT-Chinacomm Communications Co, Ltd. , a PRC company (together with its subsidiaries and affiliates, “Chinacomm”).  Through Trussnet, we hold a 49% equity interest in ChinaComm, Limited, a Cayman Island corporation (“ChinaComm Cayman”).  The remaining 51% equity interest in ChinaComm Cayman is held by affiliates of Chinacomm.

Chinacomm holds licenses and permits from the PRC to build and operate a 3.5 GHz wireless broadband telecommunications network (the "Chinacomm Network") in 29 cities in the PRC.  These licenses currently run through February 2013.  Chinacomm has commenced the build-out of the Chinacomm Network in Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, and Nanjing and portions of the network are operational in Beijing, Shanghai and Guangzhou.

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become effective only when we provide an aggregate of $191 million to acquire the Equipment and capitalize Yunji and Trussnet Dalian.  Unless and until we provide this capital, Chinacomm will continue to operating the network and retain any revenue it generates from the network.

Substantially all of our business is conducted in the PRC and relates to the buildout of the Chinacomm Network.  We are dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, we will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

We contract with Trussnet USA, Inc. ("Trussnet Delaware"), a Delaware corporation under separate control from our subsidiary of the same name, for the engineering and deployment services we provide to Chinacomm.  These services, which Trussnet Delaware generally performs through subcontracts with vendors holding requisite local licenses, include radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installation of equipment and network architecture and engineering.  We are dependent upon Trussnet Delaware for these services. We have not billed any amounts for our services to date, and have accounted for the costs of these services as research and development.  We do not expect to bill or collect these amounts until we are able to capitalize Yunji and Trussnet Dalian.

Since our inception we have incurred accumulated losses of $109 million.  As of December 31, 2008 we had cash of $6,578 and had current liabilities of $90.3 million. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Agreement with Olotoa Investments, LLC

On March 10, 2009, we entered into an agreement to sell 49% of our Series A common stock, on a fully diluted basis, to Olotoa Investments, LLC, a private investment group, for a purchase price of $300 million.  Pursuant to the terms of the agreement, Olotoa Investments has agreed to pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as requested by our Board of Directors.  On May 1, 2009, we requested Olotoa Investments to pay $50 million of the purchase price.  To date, Olotoa Investments has not made the requested payment.

Merger with Trussnet USA, Inc. (Nevada) and Acquisition of Interest in Chinacomm Ltd.

On May 21, 2008, we entered into a Reorganization and Merger Agreement (the “Reorganization and Merger Agreement”) pursuant to which our wholly-owned subsidiary Chinacomm Acquisition, Inc. (the "Acquisition Subsidiary”) merged with and into Trussnet.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet, as the surviving corporation, became our wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet, we issued to the prior shareholders of Trussnet 66,909,088 shares of our Series A Common Stock and 66,909,088 shares of our Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing Class A Common Stock held by our stockholders prior to the merger were returned to us and cancelled.

Trussnet was formed in April 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm pursuant to which Trussnet had the contractual right to acquire a forty-nine percent (49%) interest in ChinaComm Cayman.  On March 9, 2009, we acquired 49% of the authorized shares of Chinacomm Cayman for a purchase price of $196 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction due to our lack of funds.  We paid $5 million of the purchase price in cash and paid the balance of $191 million by delivering a promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse except for the pledged collateral.  Upon our payment of this note Trussnet Capital Partners (HK) Ltd. will capitalize Yunji and Trussnet Dalian.

Agreement with Runcom Technologies, Inc.

On October 6, 2008, we entered into a Strategic Frame Agreement with Runcom Technologies, Inc.(“Runcom”).  The agreement sets forth the terms and conditions under which Runcom was to design, manufacture and sell product to us and was to be our preferred provider of such products.  Runcom agreed to invest a total of $100 million into the Company in exchange for approximately 28% of the Company's issued and outstanding Series A common stock on a fully diluted basis according to the terms to be mutually agreed upon under a Stock Purchase Agreement.  The investment amount was to be paid in two equal payments; the first fifty percent (50%) was to occur within ninety days of the signing of the Stock Purchase Agreement, and the remaining fifty percent (50%) within six months thereof.  Runcom failed to make the initial payment, but has expressed a continued interest in making an investment in the Company.  Discussions in that regard are ongoing.

Acquisition of Perusat S.A.

On February 22, 2009, through a subsidiary of Trussnet, we acquired a 95% interest in the common stock of Perusat S.A. for a purchase price of 1,000,000 shares of China Tel Group, Inc. Series A Common Stock and $275,000.  We agreed to pay $50,000 at closing and to pay the $225,000 balance in four quarterly installments of $50,000 and a final payment of $25,000, the first of which is due on June 30, 2009. We hve not paid the $50,000 that was due at closing.  Perusat provides local and international long distance telephone services including fixed line service (voice over IP) to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Santa, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat has recently been granted a license in the 2.5 GHz spectrum covering these cities other than Lima and its surrounding metropolitan area.  We believe this license is suitable to deploy a wireless broadband telecommunications network in the licensed area.

Capital Structure

We have authorized the issuance of up to 500,000,000 shares of Series A Common Stock, of which 98,387,774 shares are issued and outstanding as of May 8, 2009.  We expect to issue shares of Series A Common Stock to Olotoa Investments pursuant to the terms of the stock purchase agreement described above.

In addition, we have issued approximately $31.9 million of convertible notes bearing interest at 10% per annum, which were initially due December 31, 2008 and convertible into shares of our Class A Common Stock at a conversion price of $0.95 per share.  To date we have not paid any of the convertible notes.  Approximately $1.4 million of the convertible notes have been converted into shares of our Class A Common Stock; approximately $7.7 million of convertible notes are past due; and the balance have been amended and restated.  Holders of the amended and restated notes can convert at the lesser of $0.95 per share or eighty percent (80%) of the volume weighted average of the closing bid price for the shares on the Over The Counter Bulletin Board (“OTCBB”) for the ten (10) day period prior to their election to convert; can redeem their notes upon ninety (90) days' notice to the Company; and received a twenty percent (20%) increase in the principal and interest due under the original convertible note.  As of May 4, 2009, the convertible notes would have been convertible into an aggregate of up to 104,897,860 shares of our Series A Common Stock based upon our share price on such date in the case of the amended notes.

We have authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 66,909,088 shares are issued and outstanding as of May 8, 2009.  Each share of our Series B Common Stock has the right to cast ten (10) votes for each action on which our stockholders have a right to vote.  These shares are non-transferable and must be redeemed by the Company on May 23, 2023 at par value of $0.001 per share.  Our Chairman of the Board and Chief Executive Officer holds the proxy of each Series B Common Stock holder.

We also have authorized the issuance of up to 25,000,000 shares of Preferred Stock with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Employees

As of December 31, 2008, we had no employees, either full or part time.  We contract with Trussnet Delaware and other third parties to address our business and administrative needs.

Corporate History

China Tel Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

In January 2008, the Company entered into a letter of intent for a share exchange with Capital Truss, Inc. ("Capital Truss"), a provider of prepaid mobile telephones and services and check cashing services.  We spent approximately $6.6 million on lease improvements relating to this venture before terminating the letter of intent.  Capital Truss and its affiliates are party to a number of claims and pending legal proceedings related to leases on which Capital Truss or its affiliates were lessee, some of which Trussnet Delaware guaranteed.  We were not party to any of the applicable leases or guarantees and have not been named as a party in any of these proceedings.

During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunication industry.  The Company changed its name to China Tel Group Inc. on April 8, 2008 and acquired Trussnet on May 21, 2008.  When used in this annual report, the terms "the Company", “we", "our" and "us" refers to China Tel Group, Inc. and its subsidiaries.

We do not hold any patents or material trademarks.  We have not made any material expenditure on compliance with environmental laws or regulations.

Available Information

Shareholders may read and copy any material we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.  Shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing http://www.sec.gov.  The address of our website is http://www.chinatelgroup.com.

ITEM 1A.      RISK FACTORS

This Form 10-K contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected, the price of our common stock could decline, and we might be forced to cease operations.

We may not be able to pay our current obligations.  Our auditors have issued a going concern opinion with respect to our financial statements.  If we are not able to raise substantial additional capital in a timely manner we may be forced to cease operations.

We currently do not have the funds necessary to conduct any meaningful business activity.  As of December 31, 2008 we had only $6,578 of cash and $90.3 million in current liabilities.  In addition, we have incurred obligations of $191 million subsequent to December 31, 2008 relating to the acquisition of our 49% interest in Chinacomm Cayman.  We are in default on the payment of $7.7 million of our convertible notes.  We will require substantial additional capital to finance our planned business operation, and expect to incur operating losses in future periods due to the expense of deploying the Chinacomm Network.  We have not realized material revenue since our inception and cannot assure you that we will be successful in generating revenues in the future.  Our auditors have issued a going concern opinion.  This means that there is doubt that we can continue as an ongoing business for the next twelve months.

If we are not able to raise substantial additional capital in a timely manner from Olotoa Investments or other sources, we may lose our rights to participate in the operation of the Chinacomm Network and may be forced to cease operations.  Moreover, our agreement to issue Olotoa Investments 49% of our shares on a fully-diluted basis may discourage other equity investments during the term of our agreement with Olotoa Investments.  On May 1, 2009, we requested Olotoa Investments to pay $50 million of the purchase price for these shares.  To date, Olotoa Investments has not made the requested payment.

To avoid forfeiture of our interest in ChinaComm Cayman, which is pledged to secure payment of our $191 million promissory note, we must make quarterly interest payments of $3.8 million on June 9, 2009, September 9, 2009 and December 9, 2009, and make the final quarterly interest payment and repay the entire $191 million principal amount on March 9, 2010.  In addition, our payment of the principal amount of this note is necessary to provide funds to capitalize Yunji and Trussnet Dalian and maintain their rights to participate in the operation of the Chinacomm Network.

We lack an operating history and our officer and directors do not have experience in managing a public company.  We have not established internal control procedures over our financial accounting.

We have no history in our current line of business upon which you can evaluate the likelihood of our future success or failure.  None of our officers and directors has training or experience in managing and fulfilling the regulatory reporting obligations of a public company.  We will have to hire professionals to undertake these filing requirements, which will increase the overall cost of our operations.  We have not yet established internal control procedures over our financial reporting.

We are substantially dependent upon our relationship with Chinacomm, which subjects us to a number of significant risks.

Substantially all of our business relates to the buildout of the Chinacomm Network in the PRC.  As described below under "Risks Related to Chinacomm" and "Risks Relating to Doing Business in China", our dependence on Chinacomm subjects us to a number of significant risks, including but not limited to the following:

•	Chinacomm may fail to attract or retain a sufficient number of subscribers to its network.

•	Chinacomm may fail to obtain or maintain necessary licenses and permits.

•	Chinacomm's technology may become obsolete.

•	PRC laws may limit our ability to collect dividends from operations in the PRC.

•	Future revenues denominated in RMB may be subject to fluctuations in exchange rates.

Because we expect to derive substantially all of our revenues from contracting services and equipment leasing to Chinacomm, our business would be adversely affected by any such events at Chinacomm.

We have no employees and have contracted most of our operations to Trussnet Delaware, which subjects us to a number of significant risks.

We have no employees.  Since our acquisition of Trussnet, we have contracted with Trussnet Delaware to perform approximately $51.8 million in services, representing substantially all of our operations, including the engineering and deployment services we provide to Chinacomm.  If Trussnet Delaware is unable to provide continued services for any reason, performs services in an unsatisfactory manner, or increases the amounts it charges us, it would have a material adverse effect on our business.  Capital Truss and its affiliates and Trussnet Delaware are party to a number of claims and pending legal proceedings related to leases on which Capital Truss or its affiliates were lessee, some of which Trussnet Delaware guaranteed.  If we were held liable for these obligations or other obligations of Trussnet Delaware, it would have a material adverse effect upon our business.

A number of our significant business arrangements are with related parties that may have conflicts of interest, and the terms of those arrangements may not be beneficial to us.

We are party to a number of agreements with related parties, including Trussnet Delaware,  Trussnet Capital Partners (HK) Ltd., Capital Truss and Trussnet ADC Co. Inc.  These relationships may create actual or potential conflicts of interest, and may cause the parties to these arrangements to make decisions or take actions that do not reflect our best interests.  None of these agreements restricts these parties from entering into similar arrangements with other parties.

Our officers and directors own a substantial amount of our common stock and will be able to control the vote on matters submitted to our stockholders.

Our directors and officers currently own 19,568,508 shares of our Series A common stock, representing 19.9% of the outstanding Series A common stock, and our Chairman and Chief Executive Officer holds proxies for 100% of the Series B common stock which are entitled to 10 votes per share on any issue presented to our shareholders.  As a result our officers and directors control the vote on any issue presented to the shareholders of the Company and can effect transactions without the consent of other stockholders.  It is unlikely any shareholder or group of shareholders could replace the existing directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

There is limited liquidity for our shares and our shareholders may not be able to sell their shares.

Our Class A Common Stock is listed on the OTCBB quotation system.  However, due to limited trading volume, our shareholders may not be able to sell their shares in an organized market place.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.  We also will not be quoted on the OTCBB if we are not current in our filings with the SEC.

Our shares are “penny stocks” and are covered by Section 15(g) of the Securities Exchange Act of 1934.  Federal securities laws imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation process; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements.  For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his or her stock.

Sales of our capital stock will dilute the interests of our existing shareholders.

We may seek additional funds through the sale of our capital stock.  This will dilute the percentage ownership of our existing shareholders.  The magnitude of this dilution will be determined by the number of shares we will have to issue in the future to obtain the funds required.  In addition, our obligation to issue Olotoa Investments 49% of our Class A Common Stock on a fully-diluted basis will require us to issue additional shares to Olotoa Investments if we sell capital stock to another party.  This would further dilute the interests of shareholders other than Olotoa Investments.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution and distractions from our core business.

We may enter into strategic transactions and acquisitions of other assets and businesses.  Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including but not limited to:

•	Difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•
Obligations imposed by counterparties in such transactions that limit our ability to obtain additional financing or to compete in the PRC or other geographic areas, or specific lines of business, or other aspects of its operational flexibility; and

•	Inability to predict or anticipate market developments and capital commitments relating to our business or technology.

The anticipated benefit of any of our strategic transactions may never materialize.  Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.  Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.  We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material adverse effect on our business.

The industries in which we operate are continually evolving.  Our services may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all.

The broadband wireless telecommunications industry is characterized by rapid technological change, competitive pricing, frequent new service and product introductions, evolving industry standards and changing regulatory requirements.  Our success will depend upon our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis.  Failure to do so would have a material adverse effect upon our business.

We rely upon highly skilled executives and other personnel.  If we cannot hire, retain and motivate key personnel, wet may be unable to implement our business strategy.

Our success will depend largely on the expertise and reputation of Mr. George Alvarez, our Chairman of the Board and Chief Executive Officer, and the other members of our senior management team, including Tay Yong Lee, our President, and Mario Alvarez, our Chief Operations Officer, none of whom are party to an employment agreement.  In addition, we intend to hire additional highly skilled individuals to staff our operations in the PRC.  Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our operations could adversely affect our ability to implement our business strategy and operate our business.

Risks Related to Chinacomm

The Chinacomm network may fail to attract a commercially viable number of subscribers.

We have incurred significant obligations relating to the deployment of the Chinacomm Network in the PRC and expect to make significant further expenditures on equipment and construction expenses relating to the deployment of the Chinacomm Network.  If subscribership to the Chinacomm Network is insufficient to make the venture commercially viable, we are unlikely to receive revenues from our ChinaComm Cayman affiliate, which would have a material adverse effect upon our business.

Chinacomm may not be granted the requisite renewals, licenses and authorizations for the Chinacomm Network.

The PRC regulatory authorities have significant discretion in granting the licenses requisite for the operation of the Chinacomm Network and in determining the conditions for use of the frequencies covered by the licenses.  The PRC may have no obligation to renew the licenses when they expire.  As a result, those authorities may refuse to grant any licenses or renewals that Chinacomm may seek for the Chinacomm Network.  If Chinacomm does not receive any necessary licenses, authorizations or approvals, it may have to cease operations or contract operations to third parties who hold the appropriate licenses.  Additionally, even where Chinacomm currently holds a license or successfully obtains a license in the future, it may be required to seek modifications to the license or the regulations applicable to the license to implement its business strategy.  Counterparties to contracts relating to the Chinacomm Network may legally default on those contracts if we or Chinacomm do not possess the requisite licenses.  The occurrence of any of these events would have a material adverse effect on our business.

Chinacomm is subject to extensive regulation that could limit or restrict its activities.  If Chinacomm fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which may adversely affect our business.

Chinacomm’s acquisition, lease, maintenance and use of broadband spectrum licenses are extensively regulated by the PRC Ministry of Information Technologies (“MIIT”).  These regulations are subject to change over time.  In addition, a number of other laws and regulations apply to Chinacomm's business.  These laws and regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in the PRC.  Current regulations directly affect the breadth of services Chinacomm is able to offer and may affect the rates, terms and conditions of services.  Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects Chinacomm's business indirectly.

In addition, the MIIT or other regulatory authorities may in the future restrict Chinacomm’s ability to manage subscribers’ use of the Chinacomm Network, thereby limiting the ability to prevent or manage excessive bandwidth demands.  To maintain the quality of the Chinacomm Network and user experience, Chinacomm manages the network by limiting the bandwidth used by subscribers’ applications, in part by restricting the types of applications that may be used over the network.  Some providers and users of these applications have objected to this practice.  If the MIIT or other regulatory authorities were to adopt regulations that constrain Chinacomm’s ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of its services for all subscribers.  A decline in the quality of Chinacomm’s services could result in litigation from dissatisfied subscribers.  Any of these developments could have a material adverse effect on our business.

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines.  In addition, the PRC regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where Chinacomm already has rights to licensed broadband spectrum.  In order to promote competition, licenses may also require that third parties be granted access to Chinacomm’s bandwidth, frequency capacity, facilities or services.  Chinacomm may not be able to obtain or retain any required license, and it may not be able to renew its licenses on favorable terms, or at all.

Chinacomm may engage in business activities outside the authorized scope of the wireless broadband licenses or permitted activities.  This could subject Chinacomm to fines and other penalties, which could have a material adverse effect on our business.

Chinacomm may engage in business activities outside the authorized scope of the wireless broadband licenses or permitted activities in the PRC.  For companies that exceeded the scope of their business licenses or permitted activities or operated without a license or needed approval in the past but are now compliant, as well as for any companies that may currently operate without the appropriate license, renewal or approval or outside the scope of their business license or permitted activities, the relevant PRC authorities have the authority to impose fines or other penalties, sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business license.  Due to the inconsistent nature of regulatory enforcement in the PRC, if Chinacomm exceeded the scope of its business licenses or permitted activities or operated without the appropriate licenses or approvals in the past or does so in the future, it may be subject to such fines or penalties, including the disgorgement of profits or revocation of Chinacomm's business license.  Fines or penalties of this nature might have a material adverse effect on our business.

Chinacomm has committed to deploy a wireless broadband network using broadband technologies, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.

Chinacomm intends to deploy a wireless broadband based telecommunications network in the PRC.  We cannot assure you that commercial quantities of broadband equipment that meets its requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop, produce or service broadband equipment.  Other competing technologies, such as third-generation high-speed downlink packet access (3G HSDPA), a third-generation mobile telephony communications protocol which allows higher data transfer speeds and capacity, may be developed that have advantages over broadband technology, and operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which Chinacomm deploys its network, which may allow those operators to compete more effectively.  Additionally, if other network operators, such as Sprint Nextel Corporation in the U.S., do not continue to adopt and deploy broadband technology, equipment manufacturers may be unwilling to invest the time, money and resources necessary to further develop infrastructure equipment and end user devices that meet our business needs.  Chinacomm depends upon wide scale deployment of broadband wireless telecommunications networks to drive equipment volumes up and pricing down.

Additionally, broadband technology may not perform as we expect, once deployed on a commercial basis; accordingly, Chinacomm may not be able to deliver the quality or types of service it expects.  Chinacomm may discover unanticipated costs associated with deploying and maintaining the Chinacomm Network or delivering services it must offer in order to remain competitive.  These risks could reduce Chinacomm’s subscriber growth and have a material adverse effect on its business.

If third parties fail to develop and deliver the equipment that Chinacomm needs for its existing and future networks, we may be unable to execute its business strategy or operate its business.

Chinacomm currently depends on third parties to develop and deliver complex systems, software and hardware products and components for the Chinacomm Network in a timely manner, at a high level of quality. To successfully execute our business strategy, we must not only continue to have third parties produce the software and hardware components we require, and deliver them timely when needed, but we must also continue to further upgrade and evolve the technology for our and Chinacomm’s business to remain competitive.  Any failure by our third party vendors to meet these needs may impair our ability to execute our business strategy.

For our planned broadband wireless telecommunications deployment, we are relying on third parties to develop the network components and subscriber equipment necessary to build and operate the Chinacomm Network and other similar network throughout the world.  As broadband wireless telecommunications technology is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts.  The development process for broadband wireless telecommunications network components and subscriber equipment has been lengthy, has been subject to some short term delays and may still encounter more significant delays.  If these third parties are unable or unwilling to develop broadband wireless telecommunications technology components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy the Chinacomm Network or any similar network when we expect, or at all.  If we are unable to deploy these networks in a timely manner, we may be unable to execute our business strategy.

Many of Chinacomm’s competitors are better established and have significantly greater resources than it has, which may make it difficult to attract and retain subscribers.

The PRC market for broadband, voice and related services is highly competitive, and Chinacomm competes with several other major telecommunications companies.  Many of Chinacomm’s competitors are well established with larger and better developed telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than does Chinacomm.  Chinacomm’s competitors may reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services.  For example, a number of broadband providers in the PRC recently offered significant price reductions on their services.  Chinacomm may not be able to reduce its prices or otherwise combine its services with other products or services to remain competitive with these offerings, which may make it more difficult to attract and retain subscribers and could have an adverse affect on our business.

We expect existing and prospective competitors to adopt technologies or business plans similar to Chinacomm’s, or seek other means to develop services competitive with Chinacomm’s, particularly if Chinacomm’s services prove to be attractive in its target markets.  There can be no assurances that there will be sufficient customer demand for services offered over the Chinacomm Network in the same markets to allow multiple operators, if any, to succeed.

We may experience difficulties in constructing, upgrading and maintaining Chinacomm’s network, which could adversely affect the satisfaction of Chinacomm and its subscribers and reduce our revenues.

Chinacomm’s and our success depends on developing and providing services that give Chinacomm’s subscribers a high quality experience.  We and Chinacomm expect to expend significant resources in constructing, maintaining and improving the Chinacomm Network.  Additionally, as the number of subscribers using its network increases, as the usage habits of its subscribers change and as Chinacomm increases its service offerings, Chinacomm may need to upgrade its network to maintain or improve the quality of its services.  If we and Chinacomm do not successfully maintain or implement upgrades to the Chinacomm Network, the quality of Chinacomm's services may decline.

We may experience quality deficiencies, cost overruns and delays with its construction, maintenance and upgrade projects, including the portions of those projects not within our control.  The construction of the Chinacomm Network requires permits and approvals from numerous governmental bodies, including the MIIT.  Such entities often limit the expansion of transmission towers and other construction necessary for the successful deployment of the Chinacomm Network.  Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects.  In addition, Chinacomm typically will be required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide its service to its subscribers.  Chinacomm may not be able to obtain, on terms acceptable to them or at all, the rights necessary to construct the Chinacomm Network and expand its services.

We and Chinacomm also may face challenges in managing and operating the Chinacomm Network.  These challenges include ensuring the availability of subscriber equipment that is compatible with the network and managing sales, advertising, customer support and billing and collection functions of the business, while providing reliable network service that meets subscribers’ expectations.  Our or Chinacomm’s failure in any of these areas could adversely affect customer satisfaction, increase its costs, decrease revenues and otherwise have a material adverse effect on our business and prospects.

 If Chinacomm does not maintain rights to use licensed spectrum in one or more markets in the PRC, it may be unable to operate in these markets, which could adversely affect our ability to execute our business strategies.

To offer Chinacomm’s services using licensed broadband spectrum in the PRC and internationally, Chinacomm depends on its ability to acquire and maintain sufficient rights to use broadband spectrum through ownership or long-term leases in each of the markets in which it operates or intends to operate.  Obtaining the necessary amount of licensed broadband spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of Chinacomm’s resources.  Chinacomm may not be able to acquire, lease or maintain the broadband spectrum necessary to execute its business strategy.  In addition, it may be necessary to spend significant resources to acquire broadband spectrum in additional or existing markets, even if the amount of broadband spectrum actually acquired in certain markets is not adequate to deploy the Chinacomm Network on a commercial basis in all such markets.

Using licensed broadband spectrum, whether owned or leased, poses additional risks to us and to Chinacomm, including, but not limited to, the following:

•	Inability to satisfy build-out or service deployment requirements upon which some of Chinacomm’s broadband spectrum licenses or leases are, or may be, conditioned;

•	Adverse changes to regulations governing Chinacomm’s broadband spectrum rights;

•
Inability to use a portion of the broadband spectrum Chinacomm has acquired or leased due to interference from licensed or unlicensed operators in Chinacomm’s licensed broadband or in adjacent broadbands;

•
Refusal by the MIIT, or one or more foreign licensing authorities, to recognize Chinacomm’s or our acquisition or lease of broadband spectrum licenses from others or investments in other license holders;

•
Inability to offer new services or to expand existing services to take advantage of new capabilities of the Chinacomm Network resulting from advancements in technology due to regulations governing Chinacomm’s broadband spectrum rights;

•	Inability to control leased broadband spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•
Failure of the MIIT or other regulators to renew Chinacomm’s broadband spectrum licenses as they expire and its failure to obtain extensions or renewals of its broadband spectrum leases before they expire;

•	Failure to obtain extensions or renewals of broadband spectrum leases on acceptable terms, or an inability to renegotiate such leases on terms acceptable to us or Chinacomm before they expire;

•	Potentially significant increases in broadband spectrum prices, because of increased competition for the limited supply of licensed broadband spectrum both in the PRC and internationally; and

•
Invalidation of Chinacomm’s authorization to use all or a significant portion of its broadband spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

MIIT has renewed Chinacomm’s licenses to provide wireless access services.  Additionally, other companies hold broadband spectrum rights that could be made available for lease or sale.  The availability of additional broadband spectrum in the marketplace could change the market value of broadband spectrum rights generally and, as a result, may adversely affect the value of Chinacomm’s broadband spectrum assets and of our business.

Interruption or failure of Chinacomm’s information technology and communications systems could impair Chinacomm's ability to pay for our services.

Chinacomm may experience service interruptions or system failures in the future.  Any service interruption that adversely affects Chinacomm's ability to operate its business could result in an immediate loss of revenues to both us and Chinacomm.  If Chinacomm experiences frequent or persistent system or network failures, its reputation and brand could be permanently harmed.  We may make significant capital expenditures in an effort to increase the reliability of the Chinacomm systems, but these capital expenditures may not achieve the results we expect.

Chinacomm’s services depend on the continuing operation of its respective various information technology and telecommunications systems, some of which are not within its control.  Any damage to or failure of these systems could result in interruptions in the services Chinacomm provides to its subscribers.  Interruptions in Chinacomm’s services could reduce its and our revenues and profits, and the Chinacomm brand could be damaged if people believe the Chinacomm Network is unreliable.  Our systems and Chinacomm’s systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm such systems, and similar events.  Some of our and Chinacomm’s systems are not fully redundant, and their disaster recovery planning may not be adequate.  The occurrence of a natural disaster or unanticipated problems at Chinacomm’s network centers could result in lengthy interruptions in service and adversely affect operating results.

Chinacomm could be subject to claims that it has infringed on the proprietary rights of others, which claims would likely be costly to defend, could require Chinacomm to pay damages and could limit Chinacomm’s ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to Chinacomm’s technologies or processes or that are necessary to permit us and Chinacomm to deploy and operate the Chinacomm Network based on broadband wireless telecommunications technology, or to offer additional services, such as VoIP; or competitors may develop or patent such technologies or processes in the future.  These persons may claim that Chinacomm’s services and products infringe on these patents or other proprietary rights.  For instance, certain third parties claim that they hold patents relating to certain aspects of broadband wireless telecommunications and VoIP technology.  These third parties may seek to enforce these patent rights against the operators of network providers utilizing such technologies, such as Chinacomm.  Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly.  If Chinacomm is found to be infringing the proprietary rights of a third party, it could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all.  Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of Chinacomm’s and our services and could require us to expend significant resources to develop or acquire non-infringing intellectual property.

 If Chinacomm’s data security measures are breached, subscribers may perceive its network and services as not secure.

The Chinacomm Network’s security and the authentication of its subscriber credentials are designed to protect unauthorized access to data on its network.  Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, Chinacomm may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage.  Consequently, unauthorized parties may overcome the Chinacomm Network security and obtain access to data on the Chinacomm Network, including on a device connected to the network.  In addition, unauthorized access or sabotage of the network could result in damage to the network and to the computers or other devices used by Chinacomm’s subscribers.  An actual or perceived breach of network security, regardless of Chinacomm’s responsibility, could harm public perception of the effectiveness of its security measures, adversely affect Chinacomm’s ability to attract and retain subscribers, expose Chinacomm to significant liability and adversely affect our business prospects.

Chinacomm’s business will depend upon a strong brand, and if Chinacomm does not maintain and enhance its brand, Chinacomm’s ability to attract and retain subscribers may be impaired.

We believe that Chinacomm’s brand is a critical part of its business.  Maintaining and enhancing Chinacomm’s brand may require Chinacomm to make substantial investments with no assurance that these investments will be successful.  If Chinacomm fails to promote and maintain the “Chinacomm” brand, or incurs significant expenses to promote the brand and yet is unsuccessful in maintaining a strong brand, our business and prospects may be adversely affected.  We anticipate that maintaining and enhancing Chinacomm’s brand will become increasingly important, difficult and expensive.

Chinacomm’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations.

Chinacomm has a limited operating history upon which one can evaluate the viability and sustainability of its business.  Accordingly, you should consider Chinacomm’s and our future prospects in light of the risks and uncertainties that other PRC-based companies with limited operating history have experienced.  Some of these risks and uncertainties relate to Chinacomm’s ability to, among other things, include the following:

•	Attract, retain and motivate qualified personnel;

•	Maintain effective control of its costs and expenses;

•	Expand its market share; and

•	Raise sufficient capital to sustain and expand its business.

If Chinacomm is unsuccessful in addressing any of these risks and uncertainties, its competitiveness and its future growth, as well ours, would be adversely affected.

Risks Related to Doing Business in China

Our contractual arrangements with Chinacomm may not be as effective in providing operational control as direct  ownership of such business and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries in China.  The industry groups that are restricted are wide ranging, including certain aspects of telecommunications (such as the Internet), advertising, food production, and heavy equipment manufacturers, for example.  In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in the PRC, or having “famous brand names” or “well established brand names.” Subject to the review requirements of the Ministry of Commerce in the PRC and other relevant agencies in the PRC for acquisitions of assets and companies in the PRC, and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties, such as Chinacomm.  The agreements would be designed to provide us with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder.  However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations by the PRC, there can be no assurance that the relevant government agency would not apply them to our contractual arrangements with Chinacomm.  If such an agency determines that such an application should have been made, consequences may include levying fines, revoking business and other licenses (such as for broadband wireless telecommunications), requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business.  Our business and control arrangements with Chinacomm, including without limitation, the Framework Agreement, the Management Agreement and the Technical Agreement (collectively, “Chinacomm Agreements”) provide for us to increase ownership and control when and if permitted under PRC laws and regulations.  We may have difficulty enforcing these ownership and control rights.  Therefore, the Chinacomm Agreements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.  For example, if Chinacomm or any other entity in Chinacomm fails to perform its obligations under the Chinacomm Agreements, we may have to incur substantial costs and expend substantial resources to enforce such agreements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition of our interest in ChinaComm Cayman, the Merger and the Chinacomm Agreements.  In the event we are unable to enforce these Chinacomm Agreements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

The contractual arrangements we enter into with Chinacomm may be subject to a high level of scrutiny by the PRC tax authorities.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities.  If any of the transactions we enter into with Chinacomm are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC laws, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of us or Chinacomm, and assess late payment interest and penalties.  A finding by the PRC tax authorities that we or Chinacomm are ineligible for any such tax savings, or that we are not eligible for tax exemptions, would substantially increase our possible future taxes.

If the PRC government finds that the Chinacomm Agreements do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

The PRC laws and regulations currently prohibit or restrict foreign ownership in certain “important industries,” including telecommunications, advertising, food production and heavy equipment.  There are uncertainties under PRC laws and regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries.  For example, the PRC may apply restrictions in other industries in the future.  In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those in the PRC having “famous Chinese brand names” or “well established Chinese brand names.”

If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC regulatory authorities might have the discretion to, among other things, do the following:

•	Revoke the business and operating licenses of Chinacomm;

•	Confiscate relevant income and impose fines and other penalties;

•	Discontinue or restrict possible future Chinacomm operations in the PRC;

•	Require us and/or Chinacomm to restructure the relevant ownership structure or operations; and

•	Impose conditions or requirements with which we or Chinacomm may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct business.  In addition, the relevant PRC regulatory authorities may impose further penalties.  Any of these consequences could have a material and adverse effect on our business.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to fluctuating interpretations, which have changed over time.  We thus cannot be certain how the regulations will be applied to our business, either currently or in the future.  Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties, resulting in a material and adverse effect on our ability to conduct our business.

As a result of merger and acquisition regulations relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, we expect that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our shareholders, or sufficiently protect shareholder’s interests in a transaction.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Committee (“CSRC”), and the PRC State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 (“M&A Rules”).  These comprehensive rules govern the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC.

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of Chinese enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC, and the CSRC.  The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise.  Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. This could affect our ability to expand our business or maintain our market share.

Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or more of the aforementioned agencies.  The application process has been supplemented to require the presentation of economic data concerning a transaction, introducing aspects of economic and substantive analysis of the target business and the acquirer, and the terms of the transaction by MOFCOM and the other governing agencies as well as an evaluation of compliance with legal requirements.  The application process for approval now includes submissions of an appraisal report, an evaluation report and the acquisition agreement, depending on the structure of the transaction.  An employee settlement plan for the target company is also to be included in the application.

The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets.  The regulations require that, in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year.  Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (“FIEs”) in order to take advantage of certain benefits, including reduced taxation, in the PRC, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment.  Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment.  In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired.  These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction.  Therefore, acquisitions in the PRC may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Chinacomm’s operations and facilities in the PRC are subject to extensive regulation, which may subject Chinacomm to high compliance costs and expose it to penalties for non-compliance.  Chinacomm may not be able to obtain required regulatory approvals for its products and services in a cost-effective manner or at all, which could prevent it from successfully developing and marketing its products and services.

Providing and marketing Chinacomm’s products and services are subject to extensive regulation and review by governmental authorities in the PRC.  The PRC laws and regulations applicable to broadband wireless telecommunications services are wide-ranging and govern, among other things, every aspect of such services.  Any failure to obtain regulatory approvals or clearances or to renew licenses for its products and services could prevent Chinacomm from successfully marketing its products and services and result in a material and adverse effect on our ability to conduct our business.

We and Chinacomm could also be subject to civil liabilities, if we fail to comply with applicable laws and regulatory requirements.

Because we and Chinacomm are subject to extensive regulation in the PRC, we are subject to the risk that regulations could change in a way that would expose us to additional costs, penalties or liabilities.  If additional regulatory requirements are implemented in the PRC, the cost of developing or selling Chinacomm’s services may increase, as may the costs to us of fulfilling our obligations under the Chinacomm Agreements.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on U.S. judgments against us, Chinacomm and each of our and their respective subsidiaries, officers, directors and shareholders, and others.

After consummation of the Chinacomm share acquisition, substantially all our assets will be located outside of the United States.  As a result, it may not be possible for investors in the United States to effect service of process within the United States or elsewhere outside the PRC on us, Chinacomm, or their respective subsidiaries, officers, directors and shareholders, and others, including with respect to matters arising under United States federal or state securities laws.  The PRC does not have treaties providing for reciprocal recognition and enforcement of judgments of courts with the United States or many other countries.  As a result, recognition and enforcement in the PRC of these judgments in relation to any matter, including United States securities laws and the laws of the Cayman Islands, may be difficult or impossible.  Furthermore, an original action may be brought in the PRC against our assets, subsidiaries, officers, directors, shareholders and advisors only if the actions are not required to be arbitrated by PRC law and the facts alleged in the complaint give rise to a cause of action under PRC law.  In connection with such an original action, a PRC court may award civil liabilities, including monetary damages.

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for Chinacomm Group products and services and adversely affect its competitive position.

Substantially all of our business operations and Chinacomm’s business operations are conducted in the PRC, and substantially all sales of Chinacomm’s wireless broadband services are made in the PRC.  Accordingly, both our and Chinacomm’s business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in the PRC.  The Chinese economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

•	The amount of government involvement;

•	The level of development;

•	The growth rate;

•	The control of foreign exchange; and

•	The allocation of resources.

While the Chinese economy has experienced significant growth in the past twenty-five (25) years, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us or Chinacomm.  For example, our growth and expenses may be adversely affected by government control over the distribution of wireless broadband services in the PRC.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, the Chinese government still owns a substantial portion of the productive assets in the PRC.  The continued control of these assets and other aspects of the national economy by the Chinese government could adversely affect our or Chinacomm’s business.  The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of Internet connectivity spending in the PRC, which in turn could lead to a reduction in demand for Chinacomm’s products and services and adversely affect our business operations.

Doing business in the PRC involves various significant risks, including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions.

The government of the PRC has been reforming its respective economic systems.  These reforms have resulted in significant economic growth and social progress.  These policies and measures may from time to time be modified or revised.  Adverse changes in economic policies of the PRC or in the laws and regulations, if any, could have a material adverse effect on the overall economic growth of the PRC and could adversely affect our business.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on our business.

The PRC legal system is a civil law system based on written statutes.  Unlike in the common law system, prior court decisions may be cited for reference, but have limited precedential value.  Since 1979, the PRC’s legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC.  We are subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises.  However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations and rules involve uncertainties which may limit legal protections available to us.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since the PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.  These uncertainties may impede our ability to enforce the Chinacomm Agreements and any other contracts that we may enter into in order to successfully deploy and operate the Chinacomm Network.  Furthermore, intellectual property rights and confidentiality protections in the PRC is not as effective as in the United States or other countries.  Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of these laws, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us and other foreign investors, including you.  In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of our resources and management attention.

Any revenues from our investment in Chinacomm will be denominated in RMB and subject to currency fluctuations.

The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions.  The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. International pressure on the PRC government could result in a more significant fluctuation of the RMB against the U.S. dollar.  Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into RMB for operations in the PRC, appreciation of the RMB against the U.S. dollar would reduce the RMB amount we receive from the conversion.  Conversely, if we decide to convert RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between RMB and the U.S. dollar would also have a significant affect upon our reported results, since our reporting currency is the U.S. dollar.

Regulations relating to offshore investment activities by the PRC residents may limit our ability to pay dividends to us and our ability to increase our investment in ChinaComm Cayman.

In October 2005, SAFE issued a circular entitled “Circular on several issues concerning foreign exchange regulation of corporate finance and roundtrip investments by PRC residents through special purpose companies incorporated overseas,” or Circular No. 75.  Circular No. 75 states that if residents of the PRC use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies and must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in the PRC to guarantee offshore obligations.  In May 2008, SAFE issued relevant guidance to its local branches with respect to the operational process for Circular No. 75, which standardized more specific and stringent supervision on the registration according to Circular No. 75.  The new guidance requires any PRC resident holding shares or options in a special purpose company to register with local SAFE and imposes obligations on onshore subsidiaries of the special purpose company to coordinate and use such registration.  Failure to comply with relevant requirements under Circular No. 75 could subject us to fines or sanctions that the PRC government imposes, including restrictions on our ability to pay dividends to us and our ability to increase our investment in ChinaComm Cayman.

Increasing enforcement of the PRC environmental laws and regulations may result in higher costs of compliance with these laws and regulations and costs of raw materials.

A substantial portion of the our and all of Chinacomm’s business and properties are subject to the PRC laws and regulations relating to the protection of the environment, natural resources and worker health and safety and controlling the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials.  Because Chinacomm leases and operates real property, various environmental laws also may impose liability on it for the costs of cleaning up and responding to hazardous substances that may have been released on the property it utilizes, including releases unknown to Chinacomm.  These environmental laws and regulations also could require us or Chinacomm to pay for excessive discharge fees and take remedial actions.  The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our business.

In addition, our raw material costs have been rising, and may continue to rise, due to suppliers being subject to increasing enforcement of these environmental laws and regulations.  This could also adversely affect our profitability by increasing its cost to perform its obligations under the Chinacomm Agreements.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

We share with Trussnet Delaware office space at 8105 Irvine Center Drive, Suite 820, Irvine, California 92618 that is leased by Trussnet Delaware.  We believe that such space is currently sufficient for our needs.

ITEM 3.      LEGAL PROCEEDINGS

Neither we nor any of our direct or indirect subsidiaries are party to any material legal proceedings, nor to the best of management’s knowledge are any such proceedings contemplated.

On March 19, 2009, we received a subpoena from the Securities and Exchange Commission ("SEC") related to Westmoore Securities, Inc.  Westmoore Securities, Inc. acted as the placement agent for our convertible notes, and a principal of Westmoore Securities, Inc. was a member of our Board of Directors until March 7, 2009.  We have provided documents to the SEC in response to the subpoena.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not held an Annual General Meeting of Stockholders since inception.  Management plans to hold an Annual General Meeting of Stockholders during 2009.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since inception, there has been no established trading market for our common stock.  Our Series A common stock is quoted on the OTCBB under the symbol CHTL.  The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008
January 1, 2008 through March 31, 2008	$3.25	$0.01
April 1, 2008 through June 30, 2008	$3.29	$1.29
July 1, 2008 through September 30, 2008	$3.00	$0.69
October 1, 2008 through December 31, 2008	$1.03	$0.25

Fiscal 2009
January 1, 2009 through March 31, 2009	$0.80	$0.32

On December 31, 2008, the last sale price of our common stock as reported on the OTCBB was $0.54.

There are no outstanding options or warrants to purchase our securities.  We have issued and outstanding $34.1 million of promissory notes.  As of May 4, 2009, the convertible notes would have been convertible into an aggregate of up to 104,897,860 shares of our Series A Common Stock based upon our share price on such date in the case of the amended notes.

As of March 31, 2009, there were 804 holders of our Series A Common Stock and 44 holders of our Series B Common Stock.

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	8,000,000
Total:	--	--	8,000,000

 Performance Graph

The graph below compares our performance from inception through December 31, 2008, against the performance of the Nasdaq Market Index and the Hemscott Wireless Communications Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CHINA TEL GROUP, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT WIRESELL COMMUNICATIONS INDEX

ITEM 6.      SELECTED FINANCIAL DATA

The following selected historical financial data are derived from our audited financial statements.  The balance sheet data as of December 31, 2008 and the statements of operations data for the year ended December 31, 2008 are derived from our audited financial statements and related notes that are included elsewhere in this report.  The information set forth below should be read in conjunction with our historical financial statements, including the note thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31
	2007	2008
Statements of Operations Data:
Revenues	$-	$-
Cost of goods and services and network costs (exclusive of items shown separately below)	48,865
Selling, general and administrative expense	99,490	7,818,329
Research and Development Costs	$-	$51,828,172
Total operating expenses	$212,385	$59,646,501
Operating loss	(212,385)	(59,646,501)
Other income (expense), net	4,022	(49,323,391)
Net loss	$(224,725)	$(108,969.892)
Net loss per ChinaTel Group Class A Common Share(2):
Basic and Diluted		(1.23)
Weighted average Class A Common Shares outstanding:
Basic and Diluted		88,307,498

	2007	2008
Balance Sheet Data:
Current assets	$8,399	$6,249,309
Total assets	$3,144,158	$11,249,309
Current Liabilities:	$-	$90,333,521
Long-term debt	$-	$66,909
Total stockholders’ deficit	2,464,936	$(79,151,121)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This following information specifies certain forward-looking statements of our management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Forward-looking statements include, but are not limited to, the following:

•	Statements relating to our future business and financial performance;

•	Our competitive position;

•	Growth of the telecommunications industry in China; and

•	Other material future developments that you may take into consideration

We believe it is important to communicate our expectations to our shareholders.  However, there may be events in the future that we are not able to accurately predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we described in our forward-looking statements, including among other things:

•	Competition in the industry in which we do business;

•	Legislation or regulatory environments;

•	Requirements or changes adversely affecting the businesses in which we are engaged; and

•	General economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

 Overview

The following discussion should be read in conjunction with the information contained in the financial statements and the notes thereto, which form an integral part of the financial statements.  The financial statements begin on page F-2 below.

Our Reorganization and Merger Agreement with Trussnet has been accounted for as a reverse acquisition whereby Trussnet is deemed the accounting acquirer and the Company merely the legal acquirer.  Accordingly, the consolidated financial statements presented are that of Trussnet as of its date of its inception (April 4, 2008).  In connection with the Reorganization and Merger Agreement, the Company adopted the accounting acquirer's year end of December 31st pursuant to SEC rules.

Our efforts are principally focused on fulfilling our Framework Agreement with Chinacomm that we entered into on April 7, 2008.  The contracts under the Framework Agreement call for us to design, engineer, install and operate a next generation wireless internet access network to bring high-speed wireless broadband services to mainland Chinese residents, businesses and governmental agencies.  Specifically, we are expected to serve as exclusive contractor for the operation of a 3.5GHz world-wide broadband wireless telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the People’s Republic of China.  We have incurred in excess of $51 million in costs related to the deployment of three of the twenty nine cities in the Chinacomm Network.  These costs relate to: (i) project management; (ii) radio frequency engineering; (iii) architectural design, including equipment and software approval; (iv) supervision of equipment installation; (v) network operational staffing; (vi) site acquisition, including preliminary research and predeployment analysis; (vi) design of security and redundancy systems; (vii) information transport engineering; (viii); construction management; and (ix) network optimization.

Olotoa Investments has agreed to purchase $300 million of our Class A Common Stock. If this transaction is consummated, the proceeds will allow us to finance the Chinacomm Network design, installation and operation, in addition to provide capital to pay our existing debt and operational expenses.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended December 31, 2008.

Development Stage Company.  We are a development stage company, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Loss per share.  In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2008, we had approximately 32,000,000 shares of common stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A common stock.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments.  When we issue convertible debt with detachable instruments, we allocate the proceeds received on a relative fair value basis pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".  Then, we apply the amount allocated to the convertible instrument, and an effective conversion price is calculated and used to measure the intrinsic value, if any, of the embedded conversion option.  The intrinsic value of the embedded conversion option and the relative fair value of the detachable instruments are recorded as discounts to the convertible debt and amortized over the term of the debt.

When we issue convertible debt with non-detachable instruments, we compute the intrinsic value of the conversion option based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 0027, "Application of Issue No. 98-5 to Certain Convertible Instruments".  The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that we recognize at the issuance date for the convertible debt.  We record the intrinsic value of the embedded conversion option as a beneficial conversion feature to the convertible debt and amortize it over the term of the debt.

Goodwill and Identifiable Intangible Assets.  Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At December 31, 2008, all goodwill is related to the Reorganization and Merger Agreement with Trussnet.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, record the loss.

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

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial conditions and liquidity position for the period from inception (April 4, 2008) to December 31, 2008 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

Liquidity and Capital Resources

Since our inception we have incurred accumulated losses of $109 million.  As of December 31, 2008, we had cash of $6,578 and had liabilities of $90.4 million, of which $90.3 million are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

From our inception (April 4, 2008) through December 31, 2008, we raised approximately $32 million related to our offering of our convertible notes.  The notes bear interest of 10% per annum and are either past due or due ninety days after our receipt of a notice of redemption.

To avoid forfeiture of our interest in ChinaComm Cayman, which is pledged to secure payment of our $191 million promissory note to Trussnet Capital Partners (HK) Ltd., we must make quarterly interest payments of $3.8 million on June 9, 2009, September 9, 2009 and December 9, 2009, and make the final quarterly interest payment and repay the entire $191 million principal amount on March 9, 2010.  The payment of the $191 million principal amount also is necessary to maintain our rights to participate in the operation of the Chinacomm Network.

On March 10, 2009, we entered into an agreement to sell 49% of our Series A common stock, on a fully diluted basis as defined in the agreement, to Olotoa Investments for a purchase price of $300 million.  Pursuant to the terms of the agreement, Olotoa Investments will pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as request by our Board of Directors.  We expect the cash proceeds from this investment to be used primarily to capitalize Yunji and Trussnet Dalian, repay our $191 million promissory note to Trussnet Capital Partners (HK) Ltd. and to provide operating capital for the deployment of the Chinacomm Network.  On May 1, 2009, we requested Olotoa Investments to pay $50 million of the purchase price.  To date, Olotoa Investments has not made the requested payment.

Sources and Uses of Cash

We have utilized approximately $22 million to fund advances for a major portion of our vendors and suppliers related to our research and development, advances on a failed investment and administrative expenses, approximately $3 million in commissions paid on our convertible notes, and $5 million for our initial investment on the design and development of the Chinacomm Network.

The following table presents a summary of our sources and uses of cash for the period from our inception (April 4, 2008) to December 31, 2008:

Net cash used in operating activities:	$(23,641,797)
Net cash used in investing activities	(4,944,596)
Net cash provided by financing activities	28,592,971
Increase in cash and cash equivalents	$6,578

Operating Activities.  The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm Network and the payment of commissions on the convertible notes.

Investing Activities.  The cash used in investment activities consists of our initial payment of $5 million to Trussnet Capital Partners (HK) Ltd. toward the purchase of our interest in Chinacomm Cayman.

Financing Activities.  Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible notes.  The notes matured on December 31, 2008, unless they were extended by signing an amended and restated convertible note.  In that case, the due date is ninety (90) days from the date the Company receives a notice of redemption from the convertible note holder.  The convertible notes have an interest rate of 10% per annum.

 Results of Operations for the period from inception (April 4, 2008) through December 31, 2008.

Revenues.  We had no revenues from our inception on April 4, 2008 through December 31, 2008.

Operating Expenses.  For the period from inception (April 4, 2008) through December 31, 2008 we had operating expenses of approximately $60 million.  These expenses were attributable to general and administrative expenses of approximately $7.9 million, research and development cost of approximately $51.8 million, beneficial conversion costs related to our debt fully amortized as interest of approximately $27.1 million, interest expense accrued on our debt of approximately $3.5 million, loss on investment of approximately $6.6 million, and unrealized loss on change in fair value of a derivative of approximately $12.1 million.  These expenses are further detailed as follows:

General and Administrative Expenses.  The $7.9 million in general and administrative expenses is due to the $3.3 million in financing costs paid to various investment advisors for the amounts raised on our convertible debt offering and $4.6 million for operating costs.

Beneficial Conversion Costs.  The $27.1 million in beneficial conversion costs is attributable to the excess of the conversion price over the quoted stock price pursuant to EITF 00-27.  These costs relate to an offering of convertible notes, originally due December 31, 2008 and subsequently amended to provide for a due date of December 31, 2009, unless sooner tendered for redemption, in the aggregate  principal amount of $34.1 million.  The Company has accepted, as of December 31, 2008, a total of approximately $32 million in subscriptions.  The convertible notes bear interest at 10%, and can be converted, together with accrued interest, into shares of common stock of the Company at $0.95 per share under the original convertible notes and at the lesser of $.95 per share or eighty percent (80%) of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten (10) day period prior to the election to convert under the amended notes.  During the period ended December 31, 2008, approximately $1.4 million of the outstanding notes were converted for 1,490,335 shares of the Company’s Series A common stock.

As of December 31, 2008, the Company recorded a beneficial conversion liability in the amount of approximately $27 million related to the excess of the conversion price of notes over the Company’s quoted stock price, resulting in a beneficial conversion cost of approximately $27 million fully amortized and included with interest expense.

Interest expense.  The $3.5 million in interest expense is related to the accrued interest portion of the 10% convertible notes from their respective dates of issuance.

Net Loss.  For the period from our inception (April 4, 2008) through December 31, 2008, our net loss from continuing operations was approximately $109 million.

 Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	246,210,537	51,315,537	194,895,000	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	41,354,625	41,354,625	-	-	-
Total	287,565,162	92,670,162	194,895,000

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, we did not hold any market risk sensitive instruments.

If we are successful at generating revenue relating to the Chinacomm Network those revenues will be denominated in RMB and we will then have a material exposure to changes in dollar RMB exchange rates.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto are contained on pages F-2 through F-22, which appear at the end of this Form 10-K annual report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).   CONTROLS AND PROCEDURES

 Evaluation of Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over the our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the company's consolidated financial statements.

In connection with the preparation of this report, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, our management did not complete the assessment of the effectiveness of our internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework".  Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of December 31, 2008.  Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

We are required to complete implementing the internal controls based on the criteria established in Internal Control -- Integrated Framework issued by the COSO.  Our management is fully committed to implement internal controls based on these criteria in 2009 and believes that it is taking the steps that will properly address any issue.

While we are taking immediate steps and dedicating substantial resources to implement the internal controls based on the criteria established in Internal Control - Integrated Framework issued by the COSO, they will not be considered fully implemented until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

Our registered public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting.  Consequently, the registered public accounting firm expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary SEC rules that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Board of Directors

The name, age and position of our directors is set forth below:

Name	Age	Position(s)
George Alvarez	45	Chief Executive Officer
Mario Alvarez	48	Chief Operating Officer
Tay Yong Lee (Colin Tay)	44	President
Kenneth L. Waggoner	59	Vice President, General Counsel and Secretary
Robert P. Weygand, Jr.	57

Since inception on September 19, 2005, our Board of Directors has conducted its business entirely by written consent and has not met in person.  Each of our Directors serves until his successor is elected and qualified.  The sole committee of our Board of Directors is the Audit Committee.

Audit Committee

The Board of Directors has designated an Audit Committee comprised of George Alvarez, our Chief Executive Officer and Chairman of the Audit Committee, and Carlos Trujillo, our Chief Financial Officer. The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements.  Neither George Alvarez nor Carlos Trujillo can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  The Company does not presently have among its officers and directors a person meeting these qualifications, and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.  However, the Audit Committee has engaged the services of an independent accountant as a consultant to provide advice to the Audit Committee.

Our Audit Committee held one meeting in 2008.

Executive Officers of the Registrant

Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The name, address, age and position of our executive officers is set forth below:

Name and Address	Age	Position(s)
George Alvarez 8105 Irvine Center Drive, Suite 820 Irvine, CA 92618	45	Chief Executive Officer
Tay Yong Lee (Colin Tay) Kuang Fu South Road Taiwan 106 Taiwan 6940	44	President
Mario Alvarez 8105 Irvine Center Drive, Suite 820 Irvine, CA 92618	48	Chief Operating Officer
Kenneth L. Waggoner 8105 Irvine Center Drive, Suite 820 Irvine, CA 92618	59	Vice President, General Counsel and Secretary
Carlos A. Trujillo 8105 Irvine Center Drive, Suite 820 Irvine, CA 92618	51	Chief Financial Officer
Isidoro Gutierrez 8105 Irvine Center Drive Irvine, CA 92618	55	Chief Administrative Officer

Background of Officers and Directors

George Alvarez was appointed a director in March 2008 and Chief Executive Officer in June 2008.  He was Chief Executive Officer of Trussnet Delaware, a an architecture, engineering and construction management firm, from 2004 until December 2007 and was Co-Founder of VelociTel, Inc., VelociTel, LLC and their predecessor companies in the wireless network service industry (“VelociTel”), and served as VelociTel's President and Chief Operating Officer from 1987 to 2002.  Mr. Alvarez is a licensed contractor in the state of Arizona.  He graduated with honors from Airco Technical Institute in Fullerton, California.

Tay Yong Lee was appointed a director and President in June 2008.  Since 1992 Mr. Tay has been the Chief Executive Officer of Trussnet ADC Co. Inc., Taiwan, which provides engineering and construction services.  He also is the sole owner and director Trussnet Capital Partners (HK) Ltd.  From 1986 to 1992, Mr. Tay was with YKK Architectural Products Pte. Co. Ltd., of Singapore, and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division. Prior to joining YKK, Mr. Tay was a Quantity Surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization.  Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional designation from the Chartered Institute of Building  (United Kingdom) in 2000.

Mario Alvarez was appointed a director and Chief Operating Officer in June 2008.  Since 2002 he has provided consulting services to Trussnet Delaware and Trussnet USA Development Co. Inc., which constructs wireless telecommunications facilities.  Mr. Alvarez was co-founder of VelociTel, and served as its Chairman and Chief Executive Officer from 1987 to 2002.  He is a member of the American Institute of Architects, the National Council of Architectural Registration Boards and the Construction Specifications Institute. Mr. Alvarez is a licensed architect in 49 states. He received his B.A. in Architecture from the University of Washington and his M.A. in Architecture from the University of Idaho.

Kenneth L. Waggoner was appointed a Director and Vice President and General Counsel in January 2009, and Secretary in March 2009.  From 2005 to 2007 Mr. Waggoner was the Chief Executive Officer of Foton Motors, Inc., a distributor of Chinese heavy equipment in the United States.  From 2005 to 2008 he also acted as a legal advisor to Trussnet Delaware and its affiliated companies and to EuroPacific Parts International, Inc., a distributor of aftermarket automobile parts in the United States.  Mr. Waggoner was Of Counsel with the law firm Morgan, Lewis & Bockius, LLP from 2004 to 2005.  From 2002 to 2004, he was Vice President and General Counsel of the Global Downstream operations of ChevronTexaco Corporation.  From 1986 to 2002 Mr. Waggoner was a partner with the law firm of Brobeck, Phleger & Harrison.  Mr. Waggoner received his J.D. degree with honors in 1973 from Loyola University School of Law in Los Angeles, California.  He received his B.A. degree with honors in 1970 from California State University at Long Beach.

Robert P. Weygand, Jr. was appointed a director in April 2009.  Since 2008, Mr. Weygand has been President of B&W International Consulting.  From 2004 to 2008, he served as Chief Executive Officer of Sanicor International, a consultant firm and distributor for Japan and other Asian manufacturers in the sanitary ware and plumbing industry.  Mr. Weygand was Vice President of Strategic Planning and Marketing for VelociTel from 1999 to 2002.

Carlos A. Trujillo was appointed Chief Financial Officer in June 2008.  From 2006 to 2008 he was Chief Financial Officer of California Cove Communities, Inc., a home building and real estate development company, in which position he was responsible for financial and accounting functions including financial statement preparation, compliance with regulations, establishing accounting policies and procedures, and interacting with auditors and tax accounting firms.  From 1998 to 2006 Mr. Trujillo was the sole proprietor of a CPA firm.   Mr. Trujillo received his Bachelors Degree in Accounting from California State University, Fullerton in 1982 and is a certified public accountant licensed by the State of California.

Isidoro Gutierrez was appointed Chief Administrative Officer in June 2008. From 2002 to 2008 he was Chief Administrative Officer of Trussnet Delaware.  From 1987 to 2002 Mr. Gutierrez was Chief Administrative Officer of VelociTel.  He studied Business Administration at Loyola Maramount University in Los Angeles, California.

George Alvarez and Mario Alvarez are brothers.  Isidoro Gutierrez is an uncle of George and Mario Alvarez.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Code of Ethics

Due to a lack of resources, we have not adopted a written code of ethics applying to our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

George Alvarez has not yet filed a report on Form 4 with respect to his proxy to vote all 66,909,088 shares of our Series B Common Stock.

Messrs. Gutierrez, Tay, Trujillo, Waggoner and Weygand have not yet filed initial reports on Form 3.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Executive Officers

We have not paid any compensation to our executive officers since inception.

Compensation of Directors

To date we have not compensated directors for their services in their capacity as directors.  We reimburse our directors for all travel and lodging expenses associated with corporate matters if and when incurred.

Employment Agreements with Executive Officers and Directors

We have no employment agreements with any officers or directors.  We have no compensatory plans or arrangements with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment us or our subsidiaries, or any change in control, or a change in the person’s responsibilities following a change in control.

Stock Option Plan

Our Board of Directors has adopted a stock option plan for the benefit of our directors, officers or future employees.  The option plan grants the directors of the company authority to award stock options to purchase up to 8,000,000 shares of our Class A Common Stock.  We have not obtained stockholder approval for the stock option plan or issued any options thereunder.

Compensation Committee Interlocks and Insider Participation

Since we have no employees and have not paid any compensation, we have not established a compensation committee.  All issues regarding executive compensation are addressed by our Board of Directors.  All members of our Board of Directors were our officers during 2008 except Mr. Waggoner, who joined the Company as an officer in January 2009, and Mr. Weygand.  All members of our Board of Directors had one or more relationships requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers served as a director of another entity, one of whose executive officers served on our Board of Directors except as follows:

•
Our Chief Executive Officer George Alvarez is the President of Capital Truss.  George Alvarez and our Chief Administrative Officer Isidoro Gutierrez are directors of Capital Truss.  In January 2008, we entered into a letter of intent for a share exchange with Capital Truss.  We spent approximately $6.6 million on lease improvements relating to this venture before terminating the letter of intent.

Compensation Committee Report

Since we have no employees and have not paid any compensation, we have not prepared a compensation discussion and analysis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at May 8, 2009, the total number of shares owned beneficially by each of our directors, officers, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner (1)	Class A Common Stock		Class B Common Stock
	Amount of Beneficial Ownership	Percent of Class	Amount of Beneficial Ownership	Percent of Class
George Alvarez (2)	47,700	*	66,909,088	100%
Mario Alvarez (3)	18,536,363	18.8%	18,536,363	27.7%
Matthew R. Jennings(4) 8141 E. Kaiser Blvd. Suite 312 Anaheim Hills, California 92808	15,136,463	15.4%	13,686,363	20.5%
Cuachira, LLC (5) Campos Eliseos #231 Piso 16 Col. Polanco, Mexico 11560 DF	5,000,000	5.1%	5,000,000	7.5%
Tay Yong Lee	0		0
Kenneth L. Waggoner	92,206	*	0
Robert P. Weygand, Jr.	892,239	*	0
Carlos A. Trujillo	0		0
Isidoro Gutierrez	0		0
Directors and Officers as a Group (7 persons)	19,568,508	19.9%	66,909,088	100%
________________
*           Less than one percent.

(1) Unless otherwise noted, the address of each holder is 8105 Irvine Center Drive, Suite 820, Irvine, California 92618.  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) Mr. George Alvarez holds proxies to vote all 66,909,088 issued and outstanding shares of Series B Common Stock.

(3) Consists of shares held by the Alvarez and Alvarez Irrevocable Living Trust, of which Mr. Mario Alvarez is trustee.  Mr. Alvarez disclaims beneficial ownership of such shares except to the extent of his interest therein.

(4) Consists of (a) 7,250,000 shares of Series A Common Stock and 6,750,000 shares of Series B Common Stock held by Westmoore Investment L.P., of which Mr. Jennings is general partner; (b) 2,750,000 shares of Series A Common Stock and 2,250,000 shares of Series B Common Stock held by Westmoore Capital Group Series A, LLC, of which Mr. Jennings is Manager; (c) 2,284,563 shares of Series A Common Stock and 2,036,363 shares of Series B Common Stock held by Westmoore Management, LLC, of which Mr. Jennings is Chief Executive Officer; (d) 1,928,000 shares of Series A Common Stock and 1,900,000 shares of Series B Common Stock held by Westmoore Capital Group Series B, LLC, of which Mr. Jennings is Manager; (e) 673,900 shares of Series A Common Stock and 500,000 shares of Series B Common Stock held by Westmoore Capital Group Series II, LLC, of which Mr. Jennings is Manager; and (f) 250,000 shares of Series A Common Stock and 250,000 shares of Series B Common Stock held by YYZ Holdings, of which Mr. Jennings is a 40% stockholder.

(5) Based upon a Schedule 13D filed with the Securities and Exchange Commission on January 29, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as indicated below, since April 4, 2008 there have been no transactions, nor are there any currently proposed transactions, to which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Our operating subsidiary Trussnet originally was organized in 2008 by Trussnet Delaware.  Since our acquisition of Trussnet, Trussnet Delaware has performed approximately $51.8 million in contract services, representing substantially all of our operations, including the engineering and deployment services we provide relating to the Chinacomm Network. We also share office space with Trussnet Delaware.  Our Chief Executive Officer George Alvarez, our Chief Operating Officer Mario Alvarez and our Chief Administrative Officer Isidoro Gutierrez all were officers and stockholders of Trussnet Delaware but resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining our Company.  The current Chief Executive Officer of Trussnet Delaware is the brother of Carlos Trujillo, our Chief Financial Officer.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner subsequent to our acquisition of Trussnet.

Pursuant to an Agreement for Professional Services, dated April 10, 2008, between Trussnet and Trussnet Delaware, we have agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The agreement has a term of two years but either party may terminate the agreement upon sixty days written notice.  Due to a lack of funding, we have not paid Trussnet Delaware for a significant portion of the services it has provided to us.  As of December 31, 2008, we owed Trussnet Delaware approximately $31.8 million.  Trussnet Delaware has advanced funds for our operations in anticipation of our receiving additional funding.  Except for the extension of credit for services performed, we believe that Trussnet Delaware provided all such services at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties. As we have no employees, we believe that there is only a de minimis value to our shared use of Trussnet Delaware office space.

Trussnet Delaware has subcontracted much of the work developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  Our President Tay Yong Lee is the Chief Executive Officer of Trussnet ADC Co. Inc.

We purchased our 49% interest in Chinacomm Cayman from Trussnet Capital Partners (HK) Ltd., a Hong Kong company of which Tay Yong Lee is a director and principal stockholder.  We believe that purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.

In January 2008, we entered into a letter of intent for a share exchange with Capital Truss.  We spent approximately $6.6 million on lease improvements relating to this venture before terminating the letter of intent.  Our Chief Executive Officer George Alvarez is the President of Capital Truss.  George Alvarez and our Chief Administrative Officer Isidoro Gutierrez are the only current directors of Capital Truss, Inc.  Our President Tay Yong Lee and our Chief Operating Officer Mario Alvarez previously served as directors of Capital Truss and our Chief Financial Officer Carlos A. Trujillo previously served as is its Secretary and Treasurer.

We paid Robert P. Weygand, Jr. 931,579 shares of our Class A Common Stock which we valued at $885,000 for a portion of the consulting services Mr. Weygand provided in 2008.  He performed an additional $440,100 in consulting services during 2008 and $644,200 in consulting services during the first quarter of 2009 for which we have not yet paid him.  Mr. Weygand joined our Board of Directors in April 2009.

We have paid Westmoore Securities, Inc. $1,954,641 since January 1, 2008 in fees relating to the sale of our convertible notes due December 31, 2009.  Matthew R. Jennings, an affiliate of Westmoore Securities, Inc., was a member of our Board of Directors until March 7, 2009. We have agreed to accept 8,328,615 shares of our Series A Common Stock from Westmoore Management LLC and certain of its affiliates in exchange for the cancellation of a $2.9 million promissory note previously issued to us by Westmoore Management LLC. Mr. Jennings is the Chief Executive Officer of Westmoore Management LLC.

 Review, Approval or Ratification of Transactions With Related Parties

We have not yet adopted policies and procedures for review, approval or ratification of transactions with related parties.  All of the transactions disclosed under this Item were approved by our Chief Executive Officer or our President.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2008.  We paid Mendoza Berger & Company, LLP a total of $62,448 in 2008 for the audit and other services provided by that firm.

Audit Fees:  This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The aggregate fees billed by the independent registered accountants for the period ended December 31, 2008 for professional services for the audit of our financial statements as at December 31, 2008 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $60,448.

Audit-Related Fees:  This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  Mendoza Berger & Company, LLP did not perform any audit-related services for us during 2008.

Tax Fees:  This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.  We paid Mendoza Berger & Company, LLP $2,000 during 2008 for services for tax compliance, tax advice, and tax planning.

All Other Fees:  This category consists of fees for other miscellaneous items.  We did not pay Mendoza Berger & Company, LLP any other fees during 2008.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Audit Committee.  Any such approval by the Audit Committee is disclosed to the entire Board.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc. and the stockholders of Trussnet.
3.1	Certificate of Incorporation. [Previously filed on Schedule 14C on June 19, 2008]
3.2	By-laws. [previously filed on Form SB-2 on June 9, 2006]
10.1	Independent Contractor Agreement, effective as of January 1, 2008, between Trussnet U.S.A., Inc. and Timothy C. Hoopes. [Previously filed on Form S-8 on March 6, 2009]
10.2	Stock Option Plan
10.3	Independent Contractor Agreement, effective April 4, 2008, between the Company and Robert P. Weygand. [Previously filed on Form S-8 on November 17, 2008]
10.4	Engagement Letter and Retainer Agreement, each dated April 5, 2008, between the Company and the Law Offices of Mark C. Fields. [Previously filed on Form S-8 on February 19, 2009 and December 10, 2008]
10.5	Framework Agreement, dated April 7, 2008, between the Company and Chinacomm.
10.6	Agreement for Professional Services, dated April 10,2008, between Trussnet USA, Inc. (Nevada) and Trussnet USA, Inc. (Delaware)
10.7	Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co.
10.8	Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and CECT-Chinacomm Communications Co., Ltd.
10.9	Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co.
10.10	Equipment Sublease Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and Chinacomm
10.11	Strategic Frame Agreement, dated October 6, 2008, between the Company and Runcom Technologies Ltd. [Previously filed on Form 8-K on November 6, 2008]
10.12	Agreement dated October 14, 2008, between the Company and Shai Bar-Lavi. [Previously filed on Form S-8 on March 20, 2009]
10.13	Convertible Note Purchase Agreement.
10.14	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008.
10.15	Consulting and Non-Circumvention Agreement, dated January 2, 2009, between the Company and Sandy Haxby. [Previously filed on Form S-8 on January 27, 2009
10.16
Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Capital Partners Ltd., as buyer, regarding capital stock of Perusat S.A.

10.17	Stock Purchase Agreement, dated as of February 25, 2009, between the Company and Olotoa Investments, LLC. [Previously filed on Form 8-K on March 16, 2009]
10.18	Retainer Agreement, dated March 3, 2009, between the Company and Horowitz Cron & Jasper. [Previously filed on Form S-8 on March 4, 2009]
10.19	Asset Purchase Agreement, dated as of March 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Previously filed on Form 8-K on March 10, 2009]
21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1932, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	CHINA TEL GROUP, INC. By: /s/ George Alvarez George Alvarez Chief Executive Officer

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Tel Group, Inc.

We have audited the accompanying consolidated balance sheet of China Tel Group, Inc. and its subsidiaries, as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of China Tel Group, Inc. and its subsidiaries, as of December 31, 2008, and the results of its operations and its cash flows for period from April 4, 2008 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MENDOZA BERGER & COMPANY, LLP

MENDOZA BERGER & COMPANY, LLP

Irvine, California
May 15, 2009

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009

ASSETS
Current assets:
Cash	$6,578
Note receivable	3,039,123
Deferred financing costs, net of accumulated amortization of $386,188	3,203,608
Total current assets	6,249,309

Other assets:
Investments, at cost	5,000,000

Total assets	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$42,632,534
Convertible debentures, net of unamortized discount of $12,568,303	21,535,101
Derivative liability	26,165,886
Total current liabilities	90,333,521

Long term debt
Mandatory redeemable Series B common stock	66,909

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 authorized, no shares issued and outstanding	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 89,458,947 shares issued and outstanding	89,459
Additional paid in capital	30,079,383
Deficit accumulated during development stage	(109,319,963)
Total stockholders' deficit	(79,151,121)

Total liabilities and stockholders' deficit	$11,249,309

The accompanying notes are an integral part of these financial statements

CHINA TEL GROUP, INC.
(a development stage company)
STATEMENT OF LOSS
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

OPERATING EXPENSES:
Selling, general and administrative expenses	$7,818,329
Research and development costs	51,828,172
Total operating expenses	59,646,501

Net loss from operations	(59,646,501)

OTHER INCOME (EXPENSES):
Loss on investments, related party	(6,636,410)
Unrealized loss on change in fair value of debt derivative	(12,082,500)
Interest expense	(30,604,481)

Net loss before income taxes	(108,969,892)

Income taxes	-

NET LOSS	$(108,969,892)

Net loss per share, basic and fully diluted	$(1.23)

Weighted average number of shares outstanding, basic and fully diluted	88,307,498

The accompanying notes are an integral part of these financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

				Deficit
				Accumulated
	Common stock		Additional	During
	Series A		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Balance, April 4, 2008 (date of inception)	-	$-	$-	$-	$-

Effect of merger with China Tel Group, Inc. (formerly Mortlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	86,117,088	86,117	(153,026)	(350,071)	(416,980)

Beneficial conversion feature relating to issuance of convertible debentures	-	-	27,060,987	-	27,060,987

Issuance of Series A common stock in exchange for convertible debentures	1,490,336	1,490	1,396,590	-	1,398,080

Issuance of Series A common stock in settlement of debt	1,851,523	1,852	1,774,832	-	1,776,684

Net loss	-	-	-	(108,969,892)	(108,969,892)

Balance, December 31, 2008	89,458,947	$89,459	$30,079,383	$(109,319,963)	$(79,151,121)

The accompanying notes are an integral part of these financial statements

The preferred stock has no shares issued and outstanding

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,969,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of financing costs	386,188
Accretion of convertible debt	1,515,083
Loss on change in fair value of debt derivative	12,082,500
Beneficial conversion feature in conjunction with the issuance of convertible debentures	27,060,987
(Increase) decrease in:
Prepaid expenses	38
Increase (decrease) in:
Accounts payable and accrued liabilities	44,283,299
Net cash used in operating activities	(23,641,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in connection with reverse merger	55,404
Investment in Chinacomm	(5,000,000)
Net cash used in investing activities	(4,944,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	28,592,971
Net cash provided by financing activities	28,592,971

Net increase in cash and cash equivalents	6,578
Cash and cash equivalents, beginning of the period	-
Cash and cash equivalents, end of the period	$6,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-
Cash paid during the period for taxes	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$1,776,684

The accompanying notes are an integral part of these financial statements

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

 NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

 Basis and business presentation

China Tel Group, Inc. (formerly Mortlock Ventures, Inc.)  (the “Company”) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing a wireless broadband network in several cities in the Peoples Republic of China.  To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2008, the Company has accumulated losses of $108,969,892.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Trussnet USA, Inc. and Gulfstream Capital Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Merger and Corporate Restructure

On May 21, 2008, the Company consummated a reverse merger by entering into a reorganization and merger agreement (the “Merger”) with the stockholders of Trussnet USA, Inc., pursuant to which the stockholders of Trussnet USA, Inc. exchanged all of the issued and outstanding capital stock of Trussnet USA, Inc. for 66,909,088 shares of Series A common stock of the Company representing 77.7% of the Company’s outstanding Series A common stock and 66,909,088 Series B common stock, after the return to treasury and retirement of 57,600,000 shares of common stock (categorized as Series A common stock) of the Company held by certain stockholders of the Company concurrently with the Merger.

Series B common stock is non transferable, not participating with voting rights in all matters in which shareholders have a right to vote at a 10 votes per each share of Series B common stock.  The Series B common stock is redeemable on May 23, 2023 at par value of $0.001 per share.

As a result of the Merger, there was a change in control of the Company.  In accordance with SFAS No. 141, the Company was the acquiring entity.  In substance, the Merger is a recapitalization of the Company’s capital structure rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition with the Company as the surviving entity.  The total purchase price and carrying value of net assets acquired was $-0-.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.

The results of operations of Mortlock Ventures, Inc. to the Agreement are included in the Company's consolidated statement of losses.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

In conjunction with the Merger, a principal shareholder contributed Gulfstream Capital Ltd, a dormant Republic of Seychelles Company formed on January 8, 2007.

The total consideration paid was $-0- and the significant components of the transaction are as follows:

Mortlock Ventures, Inc. Summary Statement of Financial Position At May 21, 2008
Current Assets:
Cash	$55,404
Other assets:
Prepaid expenses	38
Advances receivable	2,616,105

Current Liabilities:
Accounts payable	(125,919)
Convertible debentures	(2,395,699)

Subscriptions received	(500,000)

Net liabilities assumed	$(350,071)

 Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101").  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder.  The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the second quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.  Refer to Footnote 13 for further discussion regarding fair valuation.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”).  The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, "Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R).  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement.  The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006.  The Company implemented SFAS No. 123(R) on April 4, 2008 using the modified prospective method.

As of December 31, 2008, there were no outstanding employee stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $51,828,172 from April 4, 2008 (date of inception) through December 31, 2008.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  The carrying amount for the Series A convertible preferred stock approximate fair value.

Investments

As part of the Company’s business strategy to take a minority interest in its customer base, the Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Ltd to acquire 49% interest in ChinaComm Cayman for  a total purchase price of $196,000,000.  At December 31, 2008, pursuant to the agreement, Company has paid $5,000,000t towards the purchase.  The investment of $5,000,000 represented part payment towards the total purchase price of $196,000,000 and is carried at cost under the cost method of accounting for investment.

The Company did not evaluate for impairment and the fair value of the cost-method investment is not estimated since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined, in accordance with SFAS No. 107 that it is not practicable to estimate the fair value of the investment.

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $108,969,892 from its inception on April 4, 2008 through December 31, 2008.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS No. 141R in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS No. 160 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1).  EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.

The Company does not expect the adoption of EITF 07-1in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument.  The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date.  The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year.  The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  It also reaffirms the notion of fair value as an exit price as of the measurement date.  This position was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009.  FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157.  The Company has no benefit plan as of December 31, 2008; therefore this pronouncement has no effect on the consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE.  This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”).  FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $108,969,892 from April 4, 2008 (date of inception) through December 31, 2008.  Additionally, the Company has negative working capital of $84,084,212 as of December 31, 2008.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

NOTE 3 – NOTE RECEIVABLE

In conjunction with the sale of convertible debentures, the Company’s broker/dealer issued a demand note for $3,039,123 representing non forwarded proceeds received from note subscribers.  The Company has been provided common stock of the Company held by the broker/dealer as collateral.

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5 month period in conjunction with the related convertible debenture.  The Company charged $386,188 to operations for the period from April 4, 2008 (date of inception) through December 31, 2008.

NOTE 5 – INVESTMENTS

The Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Ltd to acquire 49% interest in ChinaComm Cayman for a total purchase price of $196,000,000.  At December 31, 2008, pursuant to the agreement, Company has paid $5,000,000 towards the purchase.  The investment of $5,000,000 represented part payment towards the total purchase price of $196,000,000 and is carried at cost under the cost method of accounting for investment.

The Company did not evaluate for impairment and the fair value of the cost-method investment is not estimated since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined, in accordance with SFAS No. 107 that it is not practicable to estimate the fair value of the investment.

 NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

Accounts payable	$40,621,862
Accrued interest	2,010,672
Total	$42,632,534

NOTE 7 – CONVERTIBLE DEBENTURES

Convertible debentures are comprised of the following:

	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due December 31, 2008; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.95 per share. The Company is currently in default	$13,123,832	-	$13,123,832

10% convertible debenture, due December 31, 2009 with interest payable at maturity. The note is convertible into the Company’s common stock at the lower of a) $0.95 or b) 80% of weighted average bid price for the common stock on a principal market for ten days before, but not including, conversion date.	$20,979,572	12,568,303	$8,411,269
Total	34,103,404	12,568,303	21,535,101
Less current maturities	(34,103,404)	(12,58,303)	(21,535,101)
Long term portion	$-	$-	$-

The Company entered into a Convertible Note Purchase Agreement with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of convertible notes (“Convertible Notes”).  The Convertible Notes accrue interest at 10% per annum, payable at maturity and were due on December 31, 2008.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.95 per share of common stock.  The effective interest rate at the date of inception was 420.61% per annum.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognized and measured an aggregate of $27,060,987 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.  The debt discount attributed to the beneficial conversion feature is amortized ratably to operations as interest expense over the term of the promissory note.

For the period from April 4, 2008 (date of inception) through December 31, 2008, the Company amortized $27,060,987 to current period operations as interest expense.

On November 17, 2008, the Company entered into an Amended and Restated Note Purchase agreement with certain note holders for the modification of certain terms and conditions contained in the previously issued Convertible Note Purchase Agreement.  The Company issued an aggregate of $20,979,572 in amended convertible notes in exchange for $17,389,776 of previously issued notes, a 20% inducement premium and accrued interest.  The convertible notes accrue interest at 10% per annum, payable at maturity and are due on December 31, 2009.  The note holder has an option to convert any unpaid note principal to the Company’s common stock at the lower of a) $0.95 or b) 80% of the weighted average bid price of the previous ten days, excluding date of conversion.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the Amended and Restated Note Purchase Agreement entered into on November 17, 2008.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended and Restated Note Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date.  At the inception of the Securities Purchase Agreement, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term: 409 days.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  Conversion-related derivatives were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 154.91%; and risk free interest rate of 0.37%.  The derivatives were classified as short-term liabilities.

NOTE 9 – MANDATORY REDEEMABLE SERIES B COMMON STOCK

The Company is authorized to issue 66,909,000, $0.001 par value Series B common stock.  The general attributes are:

Voting rights

Each share of Series B common stock is entitled to ten (10) votes in all matters for any action that the Series A common stockholders are entitled to vote.

Non participatory

The Series B common stock does not participate in any declared dividends for any class of stock.

Liquidation preference

The Series B common stockholders have the same liquidation rights as the Series A common stockholders.

Transferability

The Series B common stock is non transferable.

Mandatory redemption

The Series B common stock will be redeemed in 2023 at par value ($0.001) per share

NOTE 10 – STOCKHOLDERS EQUITY

The Company is authorized to issue 25,000,000 shares of preferred stock, no par value. No shares of preferred stock were issued and outstanding as of December 31, 2008.

The Company is authorized to issue 500,000,000 shares of Series A common stock.  As of December 31, 2008, there were 89,458,947 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 1,490,336 shares of common stock in exchange for convertible debentures.

During the year ended December 31, 2008, the Company issued 1,851,523 shares of common stock in settlement of outstanding accounts payable.

NOTE 11- RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

Our operating subsidiary Trussnet originally was organized in 2008 by Trussnet Delaware.  Since our acquisition of Trussnet, Trussnet Delaware has performed approximately $51.8 million in contract services, representing substantially all of our operations, including the engineering and deployment services we provide relating to the Chinacomm Network. We also share office space with Trussnet Delaware.  Our Chief Executive Officer George Alvarez, our Chief Operating Officer Mario Alvarez and our Chief Administrative Officer Isidoro Gutierrez all were officers and stockholders of Trussnet Delaware but resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining our Company.  The current Chief Executive Officer of Trussnet Delaware is the brother of Carlos Trujillo, our Chief Financial Officer.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner subsequent to our acquisition of Trussnet.

Pursuant to an Agreement for Professional Services, dated April 10, 2008, between Trussnet and Trussnet Delaware, we have agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The agreement has a term of two years but either party may terminate the agreement upon sixty days written notice.  Due to a lack of funding, we have not paid Trussnet Delaware for a significant portion of the services it has provided to us.  As of December 31, 2008, we owed Trussnet Delaware approximately $31.8 million.  Trussnet Delaware has advanced funds for our operations in anticipation of our receiving additional funding.  Except for the extension of credit for services performed, we believe that Trussnet Delaware provided all such services at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties. As we have no employees, we believe that there is only a de minimis value to our shared use of Trussnet Delaware office space.

Trussnet Delaware has subcontracted much of the work developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  Our President Tay Yong Lee is the Chief Executive Officer of Trussnet ADC Co. Inc.

We purchased our 49% interest in Chinacomm Cayman from Trussnet Capital Partners (HK) Ltd., a Hong Kong company of which Tay Yong Lee is a director and principal stockholder.  We believe that purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.

In January 2008, we entered into a letter of intent for a share exchange with Capital Truss.  We spent approximately $6.6 million on lease improvements relating to this venture before terminating the letter of intent.  Our Chief Executive Officer George Alvarez is the President of Capital Truss.  George Alvarez and our Chief Administrative Officer Isidoro Gutierrez are the only current directors of Capital Truss, Inc.  Our President Tay Yong Lee and our Chief Operating Officer Mario Alvarez previously served as directors of Capital Truss and our Chief Financial Officer Carlos A. Trujillo previously served as is its Secretary and Treasurer.

We paid Robert P. Weygand, Jr. 931,579 shares of our Class A Common Stock which we valued at $885,000 for a portion of the consulting services Mr. Weygand provided in 2008.  He performed an additional $440,100 in consulting services during 2008 and $644,200 in consulting services during the first quarter of 2009 for which we have not yet paid him.  Mr. Weygand joined our Board of Directors in April 2009.

We have paid Westmoore Securities, Inc. $1,954,641 since January 1, 2008 in fees relating to the sale of our convertible notes due December 31, 2009.  Matthew R. Jennings, an affiliate of Westmoore Securities, Inc., was a member of our Board of Directors until March 7, 2009. We have agreed to accept 8,328,615 shares of our Series A Common Stock from Westmoore Management LLC and certain of its affiliates in exchange for the cancellation of a $2.9 million promissory note previously issued to us by Westmoore Management LLC. Mr. Jennings is the Chief Executive Officer of Westmoore Management LLC.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain, financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  The Company had no pending legal proceedings or claims as of May 15, 2009.

On February 28, 2008, the Company entered into a one year contract for investor relations services requiring the payment of $7,500 per month expiring on January 31, 2009.  This commitment can be terminated by either party with 90 days' written notice.  This contract was terminated during the period ended December 31, 2008.

On March 28, 2008, the Company entered into an agreement for financial advisory and placement agent services for a proposed offering to be determined of up to $100,000,000.  Pursuant to the agreement, the Company paid $30,000 as a retainer and advance during the period ended December 31, 2008.  In connection with a future proposed offering, the advisory firm would be entitled to 250,000 shares of the Company’s common stock, a cash fee of 1% of the gross proceeds received by the Company, a commission of 6% of the gross proceeds and warrants, exercisable at $2.50 per share, equal to 1% of the shares sold.

Pursuant to the Framework Agreement on April 7, 2008 with Chinacomm for the engineering and design services related to the build out and operation of a wireless broadband system in the PRC, the Company has an outstanding commitment in the amount of $191,000,000.

NOTE 13 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on April 4, 2008.  SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2008:

The following table sets forth the Company’s short and long-term investments as of December 31, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$6,578	-	-	6,578
Liabilities:
Debt Derivative			$(26,165,886)	(26,165,886)

At December 31, 2008, the carrying amounts of the convertible notes payable approximate fair value because the entire note had been classified to current maturity.

NOTE 14 – NET LOSS PER SHARE

The Company accounts for net (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“EPS”), which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) income per share for the period from April 4, 2008 (date of inception) through December 31, 2008does not reflect the effects of 84,453,769 shares potentially issuable upon conversion of our convertible notes as of December 31, 2008.  These potentially issuable shares would have an anti-dilutive effect on our net (loss) income per share.

NOTE 15 – INCOME TAXES

During the year ended December 31, 2008, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES,” (FIN 48), which supplements SFAS No. 109, “ACCOUTING FOR INCOME TAXES,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The income tax (provision) benefit consists of the following:

2008

Current income tax provision:
Federal	$-
State	-

-
Deferred income tax provision:
Federal	25,840,000
State	6,173,000

32,013,000
Less: Valuation Allowance	(32,013,000)

The following table documents the effective tax rates:

Effective Federal rate	34.0%
Effective State rate	6.0%
40.0%

The components of the deferred tax asset, net of the deferred tax liability, are as follows at December 31:

2008
Deferred tax asset (liability):
Net Operating Loss carry forward	$46,683,000
Loss on change in fair value of debt derivatives	(5,176,000)
Beneficial conversion feature	(11,593,000)
State taxes	2,099,000

Total	32,013,000
Less: Valuation allowance	(32, 013,000)

$-

Upon adoption of FIN 48 as of April 4, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  At December 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

SFAS No. 109 requires a valuation allowance to be recorded when, under the standard; it is more likely than not that the deferred tax assets will be realized.  The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences.  The Company believes all its deferred tax assets are fully realizable based on management’s projections that future taxable profits will utilize deferred tax assets arising from past net operating losses.

Per Internal Revenue Code Section 382, which state law conforms to, in the event of a change of ownership, the availability of the Company’s net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these net operating loss carryforwards.

NOTE 16 – SUBSEQUENT EVENTS

Effective as of February 29, 2009, the Company entered into an agreement, whereby Olotoa Investments, LLC (Olotoa) will purchase a forty-nine percent (49%) share of our Series A Common Stock on a fully diluted basis for $300 Million (“Purchase Price”).  Olotoa shall commence payments on March 9, 2009 through September 9, 2010 in such amounts as designated by our board of directors.  After receipt of each payment toward the purchase price, the Company will deliver to Olotoa, stock certificates evidencing legal and beneficial ownership of the pro rated portion of the purchased securities so as to deliver the entire 49% after receipt of the full payment of the purchase price.

On March 9, 2009 the Company entered into an Asset Purchase Agreement with Trussnet Capital Partners (HK) Ltd.(Seller), (registered under the laws of Hong Kong) whereby the Company acquired 2,450,000,000 common stock shares, a 49% Equity Interest in Chinacomm Limited, a Caymen Island corporation.  The shares of Chinacomm Limited were acquired for $191 million financed with a promissory note due to the Seller.  The note matures on March 9, 2010 and bears interest at eight percent (8%) per annum, payable quarterly, beginning May 31, 2009.  The note is secured by a pledge agreement, whereby the 2,450,000,000 shares of Chinacomm Limited acquired are pledged to Trussnet Capital Partners (HK) Ltd granting a first priority lien on and security interest in all our rights, title and interest in and to the Equity Interest.

A Stock Purchase Agreement dated February 22, 2009 whereby Gulfstream Capital Partners Ltd, (Gulfstream), a subsidiary of Trussnet USA, Inc. Nevada, agreed to acquire 12,531,260 shares of common stock of Perusat S.A. (Perusat) organized and existing under the laws of the Republic of Peru.  The acquisition of these shares will provide the Company with an equity interest of ninety-five percent (95%) of Perusat.  Gulfstream will deliver one million (1,000,000) shares of China Tel Group, Inc. Series A Common Stock and $275,000.  Perusat is in the business of providing all type of telecommunication services, including local and long distance telephone service, land line telephony, mobile phones, IP telephony, internet, cable television and rental of networks and equipment.