Form 10-Q
period 2009-03-31
China Tel Group Inc
filed 2009-05-20
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8105 Irvine Center Drive, Suite 820, Irvine, California  92618
(Address of principal executive offices) (zip code)

949-585-9268
(Registrant's telephone number, including area code)

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

[_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of May 14, 2009 the registrant had 98,669,604 shares of its Series A common stock outstanding with a par value of $0.001 and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Loss for the period ending March 31, 2009 and April 4, 2008 (date of inception) through March 31, 2009 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through March 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and from April 4, 2008 (date of inception) through March 31, 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Item 4(T).	Controls and Procedures	28

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

PART I – FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$6,787	$6,578
Note receivable	2,914,723	3,039,123
Deferred financing costs, net of accumulated amortization of $1,176,119 and $386,188, respectively	2,413,677	3,203,608
Total current assets	5,335,187	6,249,309

Other assets:
Deposits	430,000	-
Investments, at cost	196,000,000	5,000,000

Total assets	$201,765,187	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$51,911,529	$42,632,534
Note payable	191,000,000	-
Convertible notes, net of unamortized discount of $9,469,270 and $12,568,303, respectively	24,634,134	21,535,101
Derivative liability	11,479,081	26,165,886
Total current liabilities	279,024,744	90,333,521

Long term debt:
Mandatory redeemable Series B common stock	66,909	66,909

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 98,669,605 and 89,458,947 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	98,670	89,459
Additional paid in capital	35,521,308	30,079,383
Deficit accumulated during development stage	(112,946,444)	(109,319,963)
Total stockholders' deficit	(77,326,466)	(79,151,121)

Total liabilities and stockholders' deficit	$201,765,187	$11,249,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

		From April 4, 2008
	Three months	(date of inception)
	ended	Through
	March 31, 2009	March 31, 2009
OPERATING EXPENSES
Selling, general and administrative expenses	$4,611,808	$12,430,137
Research and development costs	9,727,038	61,555,210
Total operating expenses	14,338,846	73,985,347

Loss from operations	(14,338,846)	(73,985,347)

OTHER INCOME (EXPENSES)
Loss on investments, related party	-	(6,636,410)
Gain on change in fair value of debt derivative	14,686,805	2,604,305
Interest expense	(3,974,440)	(34,578,921)

Net loss before income taxes	(3,626,481)	(112,596,373)

Income taxes	-	-

NET LOSS	$(3,626,481)	$(112,596,373)

Net loss, basic and fully diluted per share	$(0.04)

Weighted average number of shares outstanding, basic and fully diluted	92,649,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2009
(Unaudited)

						Deficit
						Accumulated
	Preferred stock		Common stock		Additional	During
			Series A		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-
Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	(153,026)	(350,071)	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	27,060,987	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	1,396,608	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	1,774,814	-	1,776,684
Net loss	-	-	-	-	-	(108,969,892)	(108,969,892)
Balance, December 31, 2008	-	-	89,458,947	89,459	30,079,383	(109,319,963)	(79,151,121)
Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	479,000	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	1,492,927	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	393,624	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	194,413	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	2,067,560	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	385,401		385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	429,000	-	430,000
Net loss	-	-	-	-	-	(3,626,481)	(3,626,481)
Balance, March 31, 2009	-	$-	98,669,605	$98,670	$35,521,308	$(112,946,444)	$(77,326,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		From April 4, 2008
	Three months	(date of inception)
	Ended	Through
	March 31, 2009	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,626,481)	$(112,596,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of financing costs	789,931	1,176,119
Accretion of convertible debt	3,099,033	4,614,116
Gain on change in fair value of debt derivative	(14,686,805)	(2,604,305)
Common stock issued in exchange for services	2,946,211	2,946,211
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	27,060,987
(Increase) decrease in:
Note receivable	124,400	124,400
Prepaid expenses	-	38
Increase (decrease) in:
Accounts payable and accrued liabilities	11,353,920	55,637,219
Net cash provided by (used in) operating activities	209	(23,641,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received in connection with reverse merger	-	55,404
Investment in Chinacomm	-	(5,000,000)
Net cash used in investing activities	-	(4,944,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible debentures	-	28,592,971
Net cash provided by financing activities	-	28,592,971

Net increase in cash and cash equivalents	209	6,787
Cash and cash equivalents, beginning of the period	6,578	-
Cash and cash equivalents, end of the period	$6,787	$6,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$2,074,925	$3,851,609
Common stock issued for services rendered	$2,946,211	$2,946,211
Common stock issued for investment	$430,000	$430,000
Acquisition of ChinaComm Cayman for promissory note	$191,000,000	$191,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of China Tel Group, Inc., (“Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2009.

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties. On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”). To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through March 31, 2009, the Company has accumulated losses of $112,946,444.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Trussnet USA, Inc., a Nevada corporation (“Trussnet”), and Gulfstream Capital Partners, Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Reverse Merger and Corporate Restructure

On May 21, 2008, the Company consummated a reverse merger by entering into a reorganization and merger agreement (“Merger”) with the shareholders of Trussnet, pursuant to which the shareholders of Trussnet exchanged all of the issued and outstanding capital stock of Trussnet for 66,909,088 shares of Series A common stock of the Company, representing 77.7% of the Company’s outstanding Series A common stock, and 66,909,088 Series B common stock, after the return to treasury and retirement of 57,600,000 shares of common stock (categorized as Series A common stock) of the Company held by certain shareholders of the Company.  This took place concurrently with the Merger.

Series B common stock is non transferable, not participating with voting rights in all matters in which shareholders have a right to vote at a 10 votes per each share of Series B common stock.  The Series B common stock is redeemable on May 23, 2023 at par value of $0.001 per share.

As a result of the Merger, there was a change in control of the Company. In accordance with SFAS No. 141, the Company was the acquiring entity. In substance, the Merger is a recapitalization of the Company’s capital structure, rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition, with the Company as the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.

The results of operations of Mortlock Ventures, Inc. until the merger agreement are included in the Company's condensed consolidated statement of losses.

All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse acquisition, as if the transaction had taken place as of the beginning of the earliest period presented.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Estimates

The preparation of the financial statements are in conformity with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, “Revenue Recognition in Financial Statements” ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released SAB No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The Company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the Company's condensed consolidated financial statements.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as amended, by FASB Statement of Position (“FSP”) FAS No. 157-1 and FSP FAS No. 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS No. 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 12 for further discussion regarding fair valuation.

Long-Lived Assets

The Company has adopted SFAS No. 144.  SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Income Taxes

The Company has adopted SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share, because they are either anti-dilutive or their effect is not material.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (revised 2004) (“Statement No. 123R”), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No 123”).  Statement No. 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, "Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement No. 123.  However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement.  The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented No. 123R on January 1, 2006, using the modified prospective method.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

As of March 31, 2009, there were no outstanding employee stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the FASB’s Statement of Financial Accounting Standards No. 2 ("SFAS No. 2"), "Accounting for Research and Development Costs. Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $9,727,038 and $61,555,210 for the three month period ended March 31, 2009 and from April 4, 2008 (date of inception) through March 31, 2009, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount for the Series A convertible preferred stock approximate fair value.

Investments

The Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Partners, Ltd., agreed to acquire 49% interest in ChinaComm Cayman for a total purchase price of $196 million.  At December 31, 2008, pursuant to the agreement, the Company has paid $5,000,000 toward the purchase, and on March 9, 2009, issued a promissory note for $191,000,000.  See Note 5 for complete discussion.

The Company did not evaluate for impairment, and the fair value of the cost-method investment is not estimated since there is no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined in accordance with SFAS No. 107 that it was not practicable to estimate the fair value of the investment.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Liquidity

As shown in the accompanying financial statements, the Company incurred loss from operations of $14,338,846 for the three month period ended March 31, 2009 and $112,596,373 since the Company’s date of inception through March 31, 2009.

New Accounting Pronouncements Effective January 1, 2009

SFAS No.161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 effective January 1, 2009, and the adoption had no material effect on our financial position or results of operations.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. The Company adopted SFAS No. 160 effective January 1, 2009, and the adoption had no material effect on our financial position or results of operations.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from/made to other collaborators based on other applicable United States generally accepted accounting principles or, in the absence of other such applicable accounting standards, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer or analogous relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective.  The Company adopted EITF No. 07-1 effective January 1, 2009, and the adoption had no material effect on our financial position or results of operations.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or Embedded Feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF No. 07-5 effective January 1, 2009, and the adoption resulted in the Company's warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

Recently Issued Accounting Standards

In April 2009, the FASB issued the following new accounting standards:

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $112,596,373 since the Company’s date of inception through March 31, 2009. Additionally, the Company has negative working capital of $273,689,557 as of March 31, 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – NOTE RECEIVABLE

In conjunction with the sale of convertible debentures, the Company’s broker/dealer issued a promissory note for $3,039,123 representing non forwarded proceeds received from convertible note subscribers.  The Company has entered into an agreement pursuant to which the Company’s broker/dealer will provide to the Company Series A common stock of the Company held by the broker/dealer. During the three months ended March 31, 2009, the Company collected $124,400 towards the note.

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5 month period in conjunction with the related convertible notes.  The Company charged $789,931 and $1,176,119 to operations for the three month period ended March 31, 2009 and since the Company’s date of inception through March 31, 2009, respectively.

NOTE 5 - DEPOSITS AND INVESTMENTS

On March 24, 2009, the Company issued 1 million shares of Series A common stock as a deposit on the acquisition of Perusat N.A. shares valued at $430,000.

The Company, on March 9, 2009, acquired 49% of the authorized shares of ChinaComm Cayman through its wholly owned subsidiary Gulfstream Capital Partners, Ltd. for a purchase price of $196 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction.  The Company paid $5 million of the purchase price in cash and paid the balance of the $191 million by delivering a promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse, except for the pledged collateral.  Upon payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman, which will in turn capitalize Yunji and Trussnet Dalian. The Company accounts for the investment under the equity method of accounting.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

A summary of the investment activity is as follows:

Fair value of the investment:

March 31, 2009
Fair value of the investment	$196,000,000

Details of the Company’s equity method investment as of March 31, 2009 are as follows:

Name of business:	ChinaComm Cayman
Place of incorporation:	Cayman Islands
Principal Activity:	Wireless communication in the PRC
Percentage Ownership Interest:	49%

As of March 31, 2009, ChinaComm Cayman was an inactive entity with no assets, liabilities or operating activities except for contractual rights in the operation of the Chinacomm Network.

The Company did not evaluate for impairment, and the fair value of the equity-method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined, in accordance with SFAS No. 107, that it is not practicable to estimate the fair value of the investment.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes as of March 31, 2009 are comprised of the following:

	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible notes payable, unsecured are due December 31, 2008; accrued and unpaid interest due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.95 per share. The Company is currently in default.	$13,123,832	$-	$13,123,832

10% amended and restated convertible notes payable are due December 31, 2009, with interest payable at maturity. The amended and restated convertible notes are convertible into the Company’s common stock at the lower of (a) $0.95 or (b) 80% of weighted average bid price for the common stock on a principal market for ten (10) days before, but not including, conversion date.	$20,979,572	9,469,270	$11,510,302
Total	34,103,404	9,469,270	24,634,134
Less current maturities	(34,103,404)	(9,469,270)	24,634,134)
Long term portion	$-	$-	$-

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 – CONVERTIBLE NOTES (continued)

The Company entered into a Convertible Note Purchase Agreement and an Amended and Restated Convertible Note Purchase Agreement with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of convertible notes. The convertible notes accrue interest at 10% per annum, payable at maturity and were due on December 31, 2008. The convertible note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.95 per share of common stock. The effective interest rate at the date of inception was 420.61% per annum.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $27,060,987 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. The debt discount attributed to the beneficial conversion feature is amortized ratably to operations as interest expense over the term of the convertible notes.

Since the Company’s date of inception through March 31, 2009, the Company amortized $27,060,987 as interest expense.

On November 17, 2008, the Company also entered into an Amended and Restated Note Purchase agreement with certain convertible note holders for the modification of certain terms and conditions contained in the previously issued Convertible Note Purchase Agreement.  The Company issued an aggregate of $20,979,572 in amended and restated convertible notes in exchange for $17,389,776 of previously issued convertible notes, a 20% inducement premium and accrued interest.  The amended and restated convertible notes accrue interest at 10% per annum, payable at maturity and are due on December 31, 2009.  The amended and restated convertible note holders have an option to convert any unpaid note principal to the Company’s common stock at the lower of (a) $0.95 or (b) 80% of the weighted average bid price of the previous ten (10) days, excluding date of conversion.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the Amended and Restated Note Purchase Agreement entered into on November 17, 2008. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended and Restated Note Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Amended and Restated Note Purchase Agreement, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term: 409 days.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7-PROMISSORY NOTE PAYABLE

On March 9, 2008, the Company issued a promissory note for $191,000,000 as partial payment for 49% interest in ChinaComm Cayman (Note 5).  The promissory note is due on March 9, 2010; bears an interest rate of 8% per annum with quarterly payments due June 9, 2008, September 9, 2009, January 9, 2010 and March 9, 2010.  The promissory note is secured with the Company’s acquired interest in ChinaComm Cayman.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.    Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. At March 31, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 161.94%; and risk free interest rate of 0.43% and recorded non-operating income of $14,686,805 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Transferability

The Series B common stock is non transferable.

Mandatory Redemption

The Series B common stock will be redeemed in 2023 at par value ($0.001) per share.

NOTE 10 – STOCKHOLDERS EQUITY

The Company is authorized to issue 500,000,000 shares of Series A common stock.  As of December 31, 2008, there were 89,458,947 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 1,471,663 shares of common stock in exchange for convertible debentures.

During the year ended December 31, 2008, the Company issued 1,870,196 shares of common stock in settlement of outstanding accounts payable.

During the three month period ended March 31, 2009, the Company issued an aggregate of 6,026,526 shares of common stock for services rendered.  The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the three month period ended March 31, 2009, the Company issued an aggregate of 2,184,132 shares of common stock in exchange of outstanding accounts payable.

During the three month period ended March 31, 2009, the Company issued 1,000,000 shares of Series A common stock as a deposit toward the purchase of a future investment.

NOTE 11- RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:
Directors and Officers of the Company were previously equity owners of Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”). Trussnet Delaware or its affiliates have performed approximately $61.5 million in contract services, representing substantially all of the Company’s operations, including the deployment services provided to Chinacomm.

The Company has not paid Trussnet Delaware for a significant portion of the services provided. As of March 31, 2009, that amount is approximately $41.5 million. Trussnet Delaware has also advanced funds for the Company’s operations in anticipation of the Company’s funding. Except for that implied extension of credit, the Company believes that all such services were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties. As the Company has no employees, the Company believes there is only a de minimis value to the Company’s shared use of Trussnet DE office space.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2009:

The following table sets forth the Company’s short and long-term investments as of March 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$6,787	$-	$ -	$6,787
Equity based investments	$-	$-	$196,000,000	$196,000,000
Total assets	$6,787	$-	196,000,000	$196,006,787
Liabilities:
Debt Derivative	$-	$-	$(11,479,081)	$(11,479,081)

The Company’s cash instrument consists primarily of checking and money market securities and is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The cash instrument is included in current assets in the accompanying condensed consolidated balance sheets.

The Company's derivative liability was valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and, as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.  The change in fair value of the derivative liability is included as a component of other income in the condensed consolidated statements of loss.

At March 31, 2009, the carrying amounts of the convertible notes payable approximate fair value because the entire convertible notes have been classified to current maturity.

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

Forward-looking statements include, but are not limited to, the following:

●	Statements relating to our future business and financial performance;

●	Our competitive position;

●	Growth of the telecommunications industry in China; and

●	Other material future developments that you may take into consideration.

We believe it is important to communicate our expectations to our shareholders.  However, there may be events in the future that we are not able to accurately predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we described in our forward-looking statements, including among other things:

●	Competition in the industry in which we do business;

●	Legislation or regulatory environments;

●	Requirements or changes adversely affecting the businesses in which we are engaged; and

●	General economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results; accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

The following discussion should be read in conjunction with the information contained in the financial statements and the notes thereto, which form an integral part of the financial statements.  The financial statements begin on page 3 above.

Overview and Business Operations

The present operations of China Tel Group, Inc. (“Company”), all of which are conducted through our wholly-owned subsidiary Trussnet USA, Inc., a Nevada corporation ("Trussnet"), consist of providing engineering and deployment services related to the build-out of a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”) for CECT-Chinacomm Communications Co, Ltd., a PRC company (together with its subsidiaries and affiliates, “Chinacomm”).  Through our wholly owned subsidiaries, we hold a 49% equity interest in ChinaComm, Limited, a Cayman Island corporation (“ChinaComm Cayman”).  The remaining 51% equity interest in ChinaComm Cayman is held by affiliates of Chinacomm.

Chinacomm holds licenses and permits from the PRC to build and operate a 3.5 GHz broadband wireless telecommunications network ("Chinacomm Network") in 29 cities in the PRC.  These licenses currently run through February 2013.  Chinacomm has commenced the build-out of the Chinacomm Network in Beijing, Shanghai,  Shenzhen, Qindao, and Nanjing.   Portions of the network are operational in Beijing and Shanghai.

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  Yunji and Trussnet Dalian will become operational only when we provide in excess of $50 million in cash in repayment of the $191 million owing on the promissory note for our acquisition of 49% of ChinaComm Cayman.  The funds in repayment of $191 million promissory note will be used to acquire Equipment and capitalize Yunji and Trussnet Dalian.  Until we provide this capital, Chinacomm will continue to operate the network and retain any revenue it generates from the network.

Substantially all of our business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  We are dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, we will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

We have contracted with Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”) (under separate control from our subsidiary of the same name) engineering and deployment services for the Chinacomm Network.  These services, which Trussnet Delaware generally performs itself or through subcontracts with vendors holding requisite local licenses, include radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installations of the Equipment and network architecture and engineering.  We continued to provide these services through the period of this report.

Since our inception we have incurred accumulated losses of $112.6 million.  As of March 31, 2009 we had cash of $6,787 and had current liabilities of $279 million (Reference in this report to “Since our inception” refers to April 4, 2008, the date Trussnet was formed and the date used for financial activities for accounting purpose in this report.)  We have expressed substantial doubt about our ability to continue as a going concern as described in Note 2.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

Agreement with Olotoa Investments, LLC

On March 10, 2009, we entered into an agreement to sell 49% of our Series A common stock, on a fully diluted basis, to Olotoa Investments, LLC (“Olotoa”), a private investment group, for a purchase price of $300 million.  Pursuant to the terms of the agreement, Olotoa has agreed to pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as requested by our Board of Directors.  On May 1, 2009, we requested Olotoa to pay $50 million of the purchase price.  Olotoa has not yet made the requested payment.

Acquisition of Interest in ChinaComm Cayman

Trussnet was formed in April 2008 and had no operations prior to our acquisition of Trussnet in May 2008.  Trussnet’s principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm pursuant to which Trussnet had the contractual right to acquire a forty-nine percent (49%) interest in ChinaComm Cayman and provide services for the build-out of the Chinacomm Network.

On March 9, 2009, we acquired 49% of the authorized shares of ChinaComm Cayman for a purchase price of $196 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which our President, Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction due to our lack of funds.  We paid $5 million of the purchase price in cash and paid the balance of $191 million by delivering a promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse, except for the pledged collateral.  Upon our payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman which will in turn capitalize Yunji and Trussnet Dalian.

Pending Strategic Transactions

The Company has entered into, but not closed, the following strategic transactions:

Agreement with Runcom Technologies, Inc.

On October 6, 2008, we entered into a Strategic Frame Agreement with Runcom Technologies, Inc.(“Runcom”).  The agreement sets forth the terms and conditions under which Runcom was to design, manufacture and sell product to us and was to be our preferred provider of such products.  Runcom agreed to invest a total of $100 million into the Company, in exchange for approximately 28% of the Company's issued and outstanding Series A common stock on a fully diluted basis according to the terms to be mutually agreed upon under a stock purchase agreement.  The investment amount was to be paid in two equal payments; the first fifty percent (50%) was to occur within ninety days of the signing of the Stock Purchase Agreement, and the remaining fifty percent (50%) within six months thereof.

We have not entered into the contemplated stock purchase agreement with Runcom, but Runcom has expressed a continued interest in making an investment in the Company in the future.  Discussions in that regard are ongoing.

Acquisition of Perusat S.A.

On February 22, 2009, through a wholly owned subsidiary of Trussnet, we entered into a stock purchase agreement, as amended, to acquire a 95% interest in the common stock of Perusat S.A. for a purchase price of $2,775,000.  The purchase price is to be paid by the Company issuing 1,000,000 shares of China Tel Group, Inc. Series A Common Stock, valued at $2.50 per share, and cash in the amount of $275,000.  We have delivered the share consideration for the acquisition of the Perusat shares.  The $275,000 is payable as follows: (i) $50,000 at the closing of the transaction (“Closing”); (ii) $50,000 at June 30, 2009; (iii) $50,000 at the end of each of the three following quarters; and (iv) the balance of the purchase price due at the end of the next quarter.  We have not yet paid the initial $50,000 due at the Closing.

Perusat provides local and international long distance telephone services, including fixed line service (voice over IP) to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Santa, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat has recently been granted a license in the 2.5 GHz spectrum covering these cities other than Lima and its surrounding metropolitan area.  We believe this license is suitable to deploy a broadband wireless telecommunications network in the licensed area.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our condensed consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended March 31, 2009.

Development Stage Company.  We are a development stage company, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Loss Per Share.  In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2009, we had approximately 97.7 million shares of Series A common stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A common stock.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

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

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment, only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS 144 discussed below.

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

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial conditions and liquidity position for the three months ended March 31, 2008 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $6,787 and had liabilities of $279.1 million, of which $279 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  There is substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Since our inception through March 31, 2009, we raised approximately $32 million related to our offering of our convertible notes.  The notes bear interest of 10% per annum and are either past due or due ninety days after our receipt of a notice of redemption.

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

On March 10, 2009, we entered into an agreement to sell 49% of our Series A common stock, on a fully diluted basis as defined in the agreement, to Olotoa for a purchase price of $300 million.  Pursuant to the terms of the agreement, Olotoa will pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as request by our Board of Directors.  We expect the cash proceeds from this investment to be used primarily to capitalize Yunji and Trussnet Dalian, repay our $191 million promissory note to Trussnet Capital Partners (HK) Ltd. and to provide operating capital for the deployment of the Chinacomm Network.  On May 1, 2009, we requested Olotoa Investments to pay $50 million of the purchase price.  To date, Olotoa has not made the requested payment.

Sources and Uses of Cash

The following table presents a summary of our sources and uses of cash for the three months ended March 31, 2009:

Net cash provided by operating activities:	$ 209
Net cash used in investing activities	--
Net cash provided by financing activities	--
Increase (decrease) in cash and cash equivalents	$ 209

Operating Activities. Cash provided by operating activities of $209 was net of a loss for the three months ended March 31, 2009 of $3,626,481 and gain on change in fair value of debt derivative of $14,686,805, net with amortization of financing costs of $789,931, accretion of debt discount $3,099,033, common stock issued for services rendered of $2,946,211, collection of note receivable of $124,400 and increase of our accounts payable and other accrued liabilities of $11,353,920.

Investing Activities.   No activity in the three month period ending March 31, 2009.

Financing Activities.  No activity in the three month period ending March 31, 2009.

Results of Operations

Revenues.  We had no revenues during the three months ending March 31, 2009.

Operating Expenses.  We had operating expenses of $14.3 million during the three months ending March 31, 2009.  These expenses were attributable to selling, general and administrative expenses of approximately $4.6 million and research and development cost of $9.7 million.

Selling, General and Administrative Expenses.  The $4.6 million in selling, general and administrative expenses are due to consulting fees, marketing fees, and legal and professional fees.

Research and Development Expenses.  For the three month period ending March 31, 2009 we incurred $9.7 million in costs relating to the design and development of the broadband wireless telecommunications network in the PRC.  These costs are charged to expense in the period incurred.

Other Income and Expenses.  We incurred other income and expenses of $10.7 million.  This consists of a gain on changes in the fair value of the debt derivative of $14.7 million offset by interest expense of $4.0 million.

Gain on changes in fair value of the debt derivative relates to the amended and restated convertible notes that have an embedded derivative.  The derivative is calculated at the fair value as of the inception date of the notes.  The fair value of the derivative liability as of December 31, 2008 was $26.2 million.  The liability as of March 31, 2009 is $11.5 million.  The net derivative reduction is $14.7 million which is presented as other income.  Interest expense consists of the amortization of the debt discount (accretion) of $3.1 million and accrued interest on the convertible notes of approximately $1.0 million.

Loss from Operations.  For the three months ended March 31, 2009, our loss from operations was $14.3 million.  We expect to continue to incur losses for the foreseeable future related to the design, development, installation and operation of the Chinacomm Network and the broadband wireless telecommunications network we will be deploying in Peru (“Peru Network”).  Until we capitalize Yunji and Trussnet Dalian, we do not anticipate generating any significant revenues from the Chinacomm Network.  In Peru, we do not anticipate generating any significant revenue within the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, we did not hold any market risk sensitive instruments.

If we are successful at generating revenue relating to the Chinacomm Network, those revenues will be denominated in RMB.  As more particularly set forth in the risk factors discussed in Part I,, Item 1A. “Risk Factors” in our Annual Report on Form 10-K of the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008, we will then have exposure to changes in dollar/RMB exchange rates which could be material to our business.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in its Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.  Nothing has changed in that regard from what is set forth in the Company’s Form 10-K that was filed for the period ended December 31, 2008.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

In connection with the preparation of this report, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, our management did not complete the assessment of the effectiveness of our internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in "Internal Control-Integrated Framework".  Management has concluded, as a result, that its disclosure controls and procedures may not be effective at the reasonable assurance level as of March 31, 2009.  Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

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

Our registered public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting.  Consequently, the registered public accounting firm expressed no opinion in our audited financial statements including in our Form 10-K report with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

ITEM 4(T).	CONTROLS AND PROCEDURES.

There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 19, 2009, we received a subpoena from the SEC related to Westmoore Securities, Inc.  Westmoore Securities, Inc. acted as the placement agent for our convertible notes, and a principal of Westmoore Securities, Inc. was a member of our Board of Directors until March 7, 2009.  We have provided documents to the SEC in response to the subpoena.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2009 the Company issued 1,000,000 Series A common shares under the stock purchase agreement with Perusat to the shareholders of Perusat.  981,100 Series A common shares were issued to Mario Octavio Navarro Alvarez, and 18,900 Series A common shares were issued to Rafael Isaias Samanez Zacarias for the purchase of their collective 95% equity interest in Perusat.  There is no family relationship between Mario Octavio Navarro Alvarez and our directors and officers, George Alvarez and Mario Alvarez.

In March 2009 the Company also issued 1,000,000 Series A common shares to Strategic Partners Consulting, LLC under a consulting agreement dated March 11, 2009.  The 1,000,000 Series A common shares are a portion of consideration to be delivered by the Company to Strategic Consulting Partners, LLC for financial consulting services to rendered under the Consulting Agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We are in default on the payment of principal and interest on approximately $13.1 million of our convertible notes due December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

10.1	Consulting Agreement dated March 11, 2009 between Company and Strategic Consulting Partners, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008	CHINA TEL GROUP, INC.

By: /s/ George Alvarez
George Alvarez,
Chief Executive Officer