Form 10-Q
period 2009-06-30
China Tel Group Inc
filed 2009-08-19
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
[_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of August 18, 2009 the registrant had 129,637,653 shares of its Series A common stock outstanding with a par value of $0.001 and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2009, April 4, 2008 (date of inception) through June 30, 2008 and from April 4, 2008 (date of inception) through June 30, 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through June 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009, April 4, 2008 (date of inception) through June 30, 2008 and from April 4, 2008 (date of inception) through June 30, 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Item 4(T).	Controls and Procedures	28

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I – FINANCIAL STATEMENTS
CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$18,278	$6,578
Accounts receivable, net	301,214	-
Accounts receivable, other	40,165	-
Inventory	3,693	-
Note receivable	2,915,016	3,039,123
Prepaid expenses	154,859	-
Deferred financing costs, net of accumulated amortization of $1,974,827 and $386,188, respectively	1,614,969	3,203,608
Total current assets	5,048,194	6,249,309

Property, plant and equipment, net of accumulated depreciation of $1,208,601	599,180	-

Other assets:
Intangible assets, net of accumulated amortization of $129,489	120,666	-
Goodwill	647,090	-
Investments, at cost	196,000,000	5,000,000
Total other assets	196,767,756	5,000,000

Total assets	$202,415,130	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$57,563,052	$42,632,534
Unearned revenue	25,214	-
Line of credit	140,610	-
Advances from shareholders	109,626	-
Notes payable, related party	950,000	-
Notes payable	191,255,498	-
Convertible notes, net of unamortized discount of $6,335,803 and $12,568,303, respectively	27,767,601	21,535,101
Derivative liability	16,142,445	26,165,886
Total current liabilities	293,954,046	90,333,521

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	294,020,955	90,400,430

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 100,044,263 and 89,458,947 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	100,044	89,459
Additional paid in capital	36,348,858	30,079,383
Accumulated deficit	(128,068,853)	(109,319,963)
Accumulated other comprehensive income	14,126	-
Total China Tel Group, Inc.'s stockholders' deficit	(91,605,825)	(79,151,121)
Non controlling interest	-	-
Total stockholder's deficit	(91,605,825)	(79,151,121)

Total liabilities and stockholders' deficit	$202,415,130	$11,249,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(Unaudited)

		From April 4, 2008		From April 4, 2008
	Three months	(date of inception)	Six months	(date of inception)
	ended	Through	ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009
		(restated)
REVENUE	$199,238	$-	$199,238	$199,238
Cost of sales	128,431	-	128,431	128,431
Gross profit	70,807	-	70,807	70,807

OPERATING EXPENSES:
Selling, general and administrative expenses	1,792,143	3,084,571	6,403,951	14,222,280
Depreciation and amortization	17,404	-	17,404	17,404
Research and development costs	-	32,996,825	9,727,038	61,555,210
Total operating expenses	1,809,547	36,081,396	16,148,393	75,794,894

Net loss from operations	(1,738,740)	(36,081,396)	(16,077,586)	(75,724,087)

OTHER INCOME (EXPENSES):
Other income (expenses)	(787)	-	(787)	(787)
Loss on investments, related party	-	-	-	(6,636,410)
(Loss) gain on change in fair value of debt derivative	(4,663,364)	-	10,023,441	(2,059,059)
Interest expense	(8,722,566)	(26,066,195)	(12,697,006)	(43,301,487)

Net loss before provision for income taxes	(15,125,457)	(62,147,591)	(18,751,938)	(127,721,830)

Income taxes	-	-	-	-

Net (Loss) including non controlling interest	(15,125,457)	(62,147,591)	(18,751,938)	(127,721,830)

Non controlling interest	3,048	-	3,048	3,048

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(15,122,409)	$(62,147,591)	$(18,748,890)	$(127,718,782)

Net loss per common share attributable to China Tel Group, Inc. (basic and fully diluted)	$(0.15)	$(1.02)	$(0.20)	$(2.11)
Weighted average number of shares outstanding, basic and fully diluted	98,981,026	60,671,970	95,832,962	60,671,970

Comprehensive Loss:
Net Loss	$(15,125,457)	$(62,147,591)	$(18,751,938)	$(127,721,830)
Foreign currency translation gain	14,126	-	14,126	14,126

Comprehensive Loss:	(15,111,331)	(62,147,591)	(18,737,812)	(127,707,704)
Comprehensive loss attributable to the non controlling interest	3,048	-	3,048	3,048
Comprehensive loss attributable to China Tel Group, Inc.	$(15,108,283)	$(62,147,591)	$(18,734,764)	$(127,704,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2009
(Unaudited)

	CHINA TEL GROUP, INC.
							Accumulated
	Preferred stock		Common stock		Additional	Other	Deficit during		Total
			Series A		Paid in	Comprehensive	Development	Non controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	1,396,608	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	1,774,814	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)
Balance, December 31, 2008	-	-	89,458,947	89,459	30,079,383	-	(109,319,963)	-	(79,151,121)
Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	385,401	-	-	-	385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	429,000	-	-	-	430,000
Non controlling interest acquired in conjunction with acquisition of Perusat S.A	-	-	-	-	-	-	-	3,048	3,048
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered			900,000	900	377,100	-	-	-	378,000
Foreign currency translation gain	-	-	-	-	-	14,126	-	-	14,126
Net loss	-	-	-	-	-	-	(18,748,890)	(3,048)	(18,751,890)
Balance, June 30, 2009	-	$-	100,044,263	$100,044	$36,348,858	$14,126	$(128,068,853)	$-	$(91,605,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		From April 4, 2008	From April 4, 2008
	Six months ended	(date of inception)	(date of inception)
	Ended	Through	Through
	June 30, 2009	June 30, 2008	June 30, 2009
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,748,890)	$(62,147,591)	$(127,718,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,404	-	17,404
Non controlling interest	(3,048)	-	(3,048)
Amortization of financing costs	1,588,639	-	1,974,827
Accretion of convertible notes	6,232,500	-	7,747,583
Gain on change in fair value of debt derivative	(10,023,441)	-	2,059,059
Common stock issued in exchange for services	3,324,211	-	3,324,211
Beneficial conversion feature in conjunction with the issuance of convertible notes	-	25,584,145	27,060,987
(Increase) decrease in:
Accounts receivable	(29,795)	-	(29,795)
Inventory	119	-	119
Note receivable	124,107		124,107
Prepaid expenses	(18,023)		(17,985)
Increase (decrease) in:
Accounts payable and accrued liabilities	16,771,249	18,284,695	61,054,548
Unearned revenue	(9,636)	-	(9,636)
Net cash used in operating activities	(774,604)	(18,278,751)	(24,416,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419	-	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(5,000,000)	(5,000,000)
Net cash provided by (used in) investing activities	19,419	(5,000,000)	(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	109,626	-	109,626
Payments made to notes payable	(31,867)	-	(31,867)
Proceeds from notes payable, related party	675,000	-	675,000
Net proceeds from issuance of convertible notes	-	25,509,636	28,592,971
Net cash provided by financing activities	752,759	25,509,636	29,345,730

Effect of currency rate change on cash	14,126	-	14,126

Net increase in cash and cash equivalents	11,700	2,230,885	18,278

Cash and cash equivalents, beginning of the period	6,578	-	-
Cash and cash equivalents, end of the period	$18,278	$2,230,885	$18,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$-	$1,148,080	$1,148,080
Common stock issued in settlement of debt	$2,525,849	$4,302,533	$4,302,533
Common stock issued for services rendered	$3,324,211	$-	$3,324,211
Common stock and notes payable for acquisition of Perusat S.A.	$705,000	-	$705,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of China Tel Group, Inc., (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2009.

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties. On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”). To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through June 30, 2009, the Company has accumulated losses of $128,068,853.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

The consolidated financial statements include the accounts of the Company,  its wholly-owned subsidiaries, Trussnet USA, Inc., a Nevada corporation, (“Trussnet”), Gulfstream Capital Partners, Ltd, and majority owned subsidiary, Perusat S.A..  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Merger and Corporate Restructure

On May 21, 2008, the Company consummated a reverse merger by entering into a reorganization and merger agreement (“Merger”) with the shareholders of Trussnet, pursuant to which the shareholders of Trussnet exchanged all of the issued and outstanding capital stock of Trussnet for 66,909,088 shares of Series A common stock of the Company, representing 77.7% of the Company’s outstanding Series A common stock and 66,909,088 Series B common stock, after the return to treasury and retirement of 57,600,000 shares of common stock (categorized as Series A common stock) of the Company held by certain shareholders of the Company.  This took place concurrently with the Merger.

Series B common stock is non transferable, not participating with any declared dividends with voting rights in all matters in which shareholders have a right to vote at a 10 votes per each share of Series B common stock.  The Series B common stock is redeemable on May 23, 2023 at par value of $0.001 per share.

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
JUNE 30, 2009

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

Acquisition of Perusat S.A

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of Perusat S.A.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 shares of the Company’s common stock and a note payable of $275,000.

The common stock, valued at the date of closing, was $430,000 and was not registered under the Securities Act of 1933, as amended.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the purchase method of accounting was used to account for the acquisition of Perusat. The results of operations of Perusat have been included in the Consolidated Statements of Losses since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

Cash	$19,419
Current assets acquired	505,680
Property, plant and equipment, net	612,893
Software licenses, net	124,357
Total assets:	1,262,349
Less:
Liabilities assumed	(1,201,391)
Non controlling interest	(3,048)
Net:	57,910
Goodwill acquired	647,090
Total purchase price	$705,000

CHINA TEL GROUP, INC.
(a development stage company)
(NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company identified software as identifiable intangible assets with estimated life of 10 years.

Goodwill in the amount of $647,090 represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired and their associated costs and expenses.

Estimates

The preparation of the financial statements are in conformity with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Revenue arises from sale of local and long distance service access where payments are received before the service has been rendered.  The Company sells our products separately and in various bundles that contain multiple deliverables that include long distance and prepaid phone cards, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  As per EITF 00-21, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

As of June 30, 2009, the Company had unearned revenue of $25,214.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at June 30, 2009.

Inventories

The inventory consists of finished goods substantially ready for resale purposes.  The Company purchases the merchandise on delivered duty paid basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Buildings	33 years
Machinery and equipment	10 years
Vehicles	4 years
Fur Furniture and fixtures	10 years
Computers	4 years

The Company evaluates the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value.  The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value.  Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130; "Reporting Comprehensive Income" (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources.  It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Functional Currency

The functional currency of the Companies is the U. S. dollar.  When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction.  At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate.  The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (revised 2004) (“Statement No. 123R”), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No 123”).  Statement No. 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, "Statement of Cash Flows.”  Generally, the approach in Statement 123R is similar to the approach described in Statement No. 123.  However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties, other than employees provided in Statement No. 123R.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  On April 14, 2005, the SEC amended the effective date of the provisions of this statement.  The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006.  The Company implemented No. 123R on January 1, 2006, using the modified prospective method.

As of June 30, 2009, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the FASB’s Statement of Financial Accounting Standards No. 2 ("SFAS No. 2"), "Accounting for Research and Development Costs. Under SFAS No. 2, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products, and services are expensed in the period incurred.  The Company incurred research and development expenses of $-0- and $9,727,038 for the three and six month periods ended June 30, 2009, respectively; $32,996,825 from April 4, 2008 (date of inception) through June 30, 2008 and $61,555,210 from April 4, 2008 (date of inception) through June 30, 2009.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value, because of the short-term maturity of these instruments. The carrying amount for the Series A convertible preferred stock approximate fair value.

Investments

The Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Partners, Ltd., agreed to acquire 49% interest in ChinaComm Cayman for a total purchase price of $196 million.   At December 31, 2008, pursuant to an agreement between the parties, the Company has paid $5,000,000 toward the purchase and on March 9, 2009, issued a promissory note for $191,000,000.  See Note 6 for a complete discussion of this agreement.

The Company did not evaluate for impairment, and the fair value of the cost-method investment is not estimated, since there is no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined in accordance with SFAS No. 107 that it was not practicable to estimate the fair value of the investment.

Liquidity

As shown in the accompanying financial statements, the Company incurred loss from operations of $18,751,938 for the six month period ended June 30, 2009 and $128,068,853 since the Company’s date of inception through June 30, 2009.

New Accounting Pronouncements Effective January 1, 2009

SFAS No.161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS No. 160 is effective for annual periods, beginning on or after December 15, 2008.  Retroactive application of SFAS No. 160 is prohibited.  The Company adopted SFAS No. 160 effective January 1, 2009, which primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of the Company’s condensed consolidated balance sheets.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”).  EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”  EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. The Company adopted EITF No. 07-1, effective January 1, 2009; the adoption had no material effect on the Company’s financial position or results of operations.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF No. 07-5, effective January 1, 2009; the adoption resulted in the Company’s warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

●
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

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of the Company’s operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.  The Company adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events.  The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  The Company evaluated subsequent events through August 19, 2009, as disclosed in Note 17.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures.  SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative United States generally accepted accounting principals recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative United States generally accepted accounting principals for SEC registrants.  SFAS 168 and the codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this rule will not affect reported results of operations, financial condition or cash flows.  The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $18,751,938 for the six month period ended June 30, 2009. Additionally, the Company has negative working capital of $288,905,852 as of June 30, 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – NOTE RECEIVABLE

In conjunction with the sale of convertible debentures, the Company’s broker/dealer issued a promissory note for $3,039,123 representing non forwarded proceeds received from convertible note subscribers.  The Company has entered into an agreement pursuant to which the Company’s broker/dealer will provide to the Company Series A common stock of the Company held by the broker/dealer. During the six months ended June 30, 2009, the Company collected $124,107 towards the note leaving $2,915,016 unpaid at June 30, 2009.

On July 8, 2009, the Company filed a complaint for: (i) reformation of contract; (ii) specific performance of contract; (iii) damages for breach of contract; (iv) damages for promissory fraud; and (v) declaratory relief in the Superior Court for the State of California, County of Orange, against Westmoore Management, LLC, Westmoore Capital Group, LLC, Capital Asset Lending, a corporation, Matthew Jennings (collectively, “Westmoore”) and Aspen Stock Transfer Agency, Inc. stemming from the failure of Westmoore to perform its obligations under a Settlement Agreement and Mutual Releases executed by Westmoore and the Company on May 15, 2009.  Aspen Stock Transfer, the Company’s stock transfer agent, was named in the litigation for the sole purpose of being included in court orders the Company anticipates it may seek to restrict the transfer of the Company’s shares held by Westmoore.

The Company has placed an administrative hold with the Company's stock transfer agent to prevent the transfer of the Company's Series A common stock by various Westmoore entities.  The Company is not reserving for the note receivable due to the administrative hold on a sufficient number of the Company's Series A common stock to satisfy the note receivable.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4 –PREPAID EXPENSES

Prepaid expenses at June 30, 2009 are comprised of the following:

Prepaid insurance	$1,526
Prepaid payroll taxes	138,078
Deferred charges	11,623
Other prepaid expenses	3,632
Total prepaid expenses	$154,859

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5 month period in conjunction with the related convertible notes.  The Company charged $789,708 and $1,588,639 to operations for the three and six month periods ended June 30, 2009, respectively; $-0- from April 4, 2008 (date of inception) through June 30, 2008 and 1,974,827 from April 4, 2008 (date of inception) through June 30, 2009.

NOTE 6- DEPOSITS AND INVESTMENTS

The Company, on March 9, 2009, acquired 49% of the authorized shares of ChinaComm Cayman, through its wholly owned subsidiary Gulfstream Capital Partners, Ltd., for a purchase price of $196 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction.  The Company paid $5 million of the purchase price in cash and paid the balance of the $191 million by delivering a promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse, except for the pledged collateral.  Upon payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman, which will in turn capitalize Yunji and Trussnet Dalian. The Company accounts for the investment under the equity method of accounting.

A summary of the investment activity is as follows:

Fair value of the investment:

June 30, 2009
Fair value of the investment	$196,000,000

Details of the Company’s equity method investment as of June 30, 2009 are as follows:

Name of business:	ChinaComm Cayman
Place of incorporation:	Cayman Islands
Principal Activity:	Wireless communication in the PRC
Percentage Ownership Interest:	49%

As of June 30, 2009, ChinaComm Cayman was an inactive entity with no assets, liabilities or operating activities except for contractual rights in the operation of the Chinacomm Network.

The Company did not evaluate for impairment, and the fair value of the equity-method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with SFAS No. 107, that it is not practicable to estimate the fair value of the investment.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of 10 years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three and six months ended June 30, 2009; the Company recorded amortization of $3,691 as a charge to current period operations.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes as of June 30, 2009 are comprised of the following:

	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible notes payable, unsecured are due December 31, 2008; accrued and unpaid interest due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.95 per share. The Company is currently in default.	$13,123,832	$-	$13,123,832

10% amended and restated convertible notes payable are due December 31, 2009, with interest payable at maturity. The amended and restated convertible notes are convertible into the Company’s common stock at the lower of (a) $0.95 per share or (b) 80% of weighted average bid price for the common stock on a principal market for ten (10) days before, but not including, conversion the date.	$20,979,572	6,335,803	$14,643,769
Total	34,103,404	6,335,803	27,767,601
Less current maturities	(34,103,404)	(6,335,803)	27,767,601)
Long term portion	$-	$-	$-

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

Since the Company’s date of inception through June 30, 2009, the Company amortized $27,060,987 as interest expense.

On November 17, 2008, the Company also entered into an Amended and Restated Convertible Note Purchase agreement with certain convertible note holders for the modification of certain terms and conditions contained in the previously issued Convertible Note Purchase Agreement.  The Company issued an aggregate of $20,979,572 in amended and restated convertible notes in exchange for $17,389,776 of previously issued convertible notes, a 20% inducement premium and accrued interest.  The amended and restated convertible notes accrue interest at 10% per annum, payable at maturity and are due on December 31, 2009.  The amended and restated convertible note holders have an option to convert any unpaid note principal to the Company’s common stock at the lower of (a) $0.95 per share or (b) 80% of the weighted average bid price of the previous ten (10) days, excluding the date of conversion.  The effective interest rate at the date of inception was 304.22%.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company's identified embedded derivatives related to the Amended and Restated Convertible Note Purchase Agreements entered into on November 17, 2008. These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended and Restated Convertible Note Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Amended and Restated Convertible Note Purchase Agreement, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term: 409 days.

NOTE 9- NOTES PAYABLE

Notes payable at June 30, 2009 were comprised of the following:

Promissory note, secured (see below)	$191,000,000
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	113,823
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment	9,152
Note payable, due 7/3/09, with monthly payments of $5333 including interest at 15%, secured by equipment	7,956
Note payable, due 1/22/2010, with monthly payments of $8,889 including interest at 14%, secured by equipment	36,516
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment	88,051
Total	191,255,498
Less current portion:	(191,255,498)
Long term portion:	$-

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

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.    Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At June 30, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 167.38%; and risk free interest rate of 0.35% and recorded non-operating income of $10,023,441 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.  The derivative liability at June 30, 2009 is $16,142,445.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 11 - NON CONTROLLING INTEREST

Acquisition of Perusat S.A

On April 15, 2009, the Company acquired a 95% interest in Perusat S.A., organized under the laws of the Country of Peru.

The following table summarizes the changes in Non Controlling Interest from April 15, 2009 (date of acquisition) to June 30, 2009:

Balance as of April 15, 2009 (date of acquisition)	$3,048
Period loss applicable to non controlling interest from the date of acquisition through June 30, 2009	(3,103)
Adjustment to non controlling interest due to losses in excess of book value	55
Balance as of June 30, 2009	$-

NOTE 12 – MANDATORY REDEEMABLE SERIES B COMMON STOCK

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

NOTE 13 – STOCKHOLDERS EQUITY

The Company is authorized to issue 500,000,000 shares of Series A common stock.  As of June 30, 2009, there were 100,044,263 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 1,471,663 shares of common stock in exchange for convertible notes.

During the year ended December 31, 2008, the Company issued 1,870,196 shares of common stock in settlement of outstanding accounts payable.

During the six month period ended June 30, 2009, the Company issued an aggregate of 6,926,526 shares of common stock for services rendered.  The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the six month period ended June 30, 2009, the Company issued an aggregate of 2,658,790 shares of common stock in exchange of outstanding accounts payable.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

During the six month period ended June 30, 2009, the Company issued 1,000,000 shares of Series A common stock in connection with the acquisition of 95% interest in Perusat S.A. (See Note 1).

NOTE 14- RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured	200,000
Note payable dated April 1, 2009, 8% per annum interest, due October 1, 2009; unsecured	100,000
Total	$950,000

Directors and Officers of the Company were previously equity owners of Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”). Trussnet Delaware and its affiliates have performed approximately $61.5 million in contract services, representing substantially all of the Company’s operations, including the deployment services provided to Chinacomm Communications Co. Ltd.
The Company has not paid Trussnet Delaware for a significant portion of the services provided.  As of June 30, 2009, that amount is approximately $41.5 million.  Trussnet Delaware has also advanced funds for the Company’s operations in anticipation of the Company’s funding.  Except for that implied extension of credit, the Company believes that all such services were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.  As the Company has no employees, the Company believes there is only a de minimis value to the Company’s shared use of the Trussnet Delaware office space.

NOTE 15 – FAIR VALUE MEASUREMENT

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value, because of their short-term maturity.

The following table sets forth the Company’s short and long-term investments as of June 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2009:

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$18,278	$-	$-	$18,278
Equity based investments	$-	$-	$196,000,000	$196,000,000
Total assets	$6,787	$-	$196,000,000	$196,006,787
Liabilities:
Debt Derivative	$-	$-	$(16,142,445)	$(16,142,445)

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

At June 30, 2009, the carrying amounts of the convertible notes payable approximate fair value because the entire convertible notes have been classified to current maturity.

NOTE 16 – RESTATEMENT

The Company restated their Statement of Losses and Statement of Cash Flows for the period from April 4, 2008 (date of inception) through June 30, 2008 to properly classify research and development costs of $32,996,825 from construction in process to a current period expense and to correct the calculation of the beneficial conversion features relating to issued convertible debentures.  The effects on the statements are as follows:

Condensed Consolidated Statement of Losses
From April 4, 2008 (date of inception) to June 30, 2008

Operating expenses:	As Previously Reported	Adjustment	Reference	As Restated
Selling, general and administrative	$3,084,571		$	$3,084,571
Research and development	-	32,996,825		32,996,825
Total operating expenses	3,084,571	32,996,825	(a)	36,081,396
Net loss from operations	(3,084,571)	(32,996,825)		(36,081,396
Interest expense	(46,490,350)	20,424,155	(b)	(26,066,195)

Net loss before income taxes	(49,574,921)	(12,572,67)		(62,147,591)

Provision for income taxes	-	-		-

Net loss	$(49,574,921)	$(12,572,670)	(a),(b)	$(62,147,591)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Condensed Consolidated Statement of Cash Flows
From April 4, 2008 (date of inception) to June 30, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(49,574,921)	$(32,996,825)	(a),(b)	$(62,147,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature in conjunction with the issuance of convertible debentures	46,008,300	(20,424,155)	(b)	25,584,145
(Increase) decrease in:
Construction in process	(32,996,825)	32,996,825	(a)	-
Increase (decrease) in:
Accounts payable and other current liabilities	18,284,695	-		18,284,695
Net cash used in operating activities	(18,278,751)	-		(18,278,751)

Cash flows from investing activities:
Investment in Chinacomm	(5,000,000)	-		(5,000,000)
Net cash used in investing activities	(5,000,000)	-		(5,000,000)

Cash flows from financing activities:
Net proceeds from issuance of convertible debentures	25,509,636	-		25,509,636
Net cash provided by financing activities	25,509,636	-		25,509,636

Net increase in cash	2,230,885	-		2,230,885
Cash at beginning of period	-	-		-

Cash at end of period	$2,230,885	$-		$2,230,885

(a)	Correct classification of research and development costs from construction in process to a current period cost.
(b)	Correct calculation of beneficial conversion feature in connection with convertible debentures issued

NOTE 17 – SUBSEQUENT EVENTS

In July 2009, the Company issued an aggregate of 7,315,149 shares of Series A common stock to consultants for services rendered having a value of approximately $5.8 million.

In August 2009, the Company issued an aggregate of 17,224,163 shares of Series A common stock in exchange for convertible notes and related interest of $3,098,066.30.

On July 13, 2009, the Company entered into an amended and restated agreement with to Olotoa Investments, LLC (“Olotoa”), a private investment group, to sell 49% of the Company’s Series A common stock, on a fully diluted basis calculated on January 11, 2010, for an amended purchase price of $314 million.  Pursuant to the terms of the agreement, Olotoa has agreed to pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as requested by our Board of Directors.  On May 1, 2009 and July 1, 2009, the Company requested Olotoa to pay $50 million and $65 million, respectively, of the amended purchase price.  Olotoa has not yet made the requested payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This following information specifies certain forward-looking statements of the Company’s senior management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by the Company’s senior management on the basis of assumptions made by themt and considered by the Company’s senior management to be reasonable.  The Company’s future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Forward-looking statements include, but are not limited to, the following:

●	Statements relating to the Company’s future business and financial performance;

●	The Company’s competitive position;

●	Growth of the telecommunications industry in China and Latin America; and

●	Other material future developments that you may take into consideration.

The Company believes it is important to communicate the Company’s expectations to our shareholders.  However, there may be events in the future that we are not able to accurately predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we described in our forward-looking statements, including among other things:

●	Competition in the industry in which we do business;

●	Legislation or regulatory environments;

●	Requirements or changes adversely affecting the businesses in which we are engaged; and

●	General economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results; accordingly, no opinion is expressed on the achievability of those forward-looking statements.  The Company cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

The following discussion should be read in conjunction with the information contained in the financial statements and the notes thereto, which forms an integral part of the financial statements.  The financial statements begin on Page 3.

Overview and Business Operations

Peoples Republic of China

The present operations of China Tel Group, Inc. (“Company”) conducted in the Peoples Republic of China (“PRC”), all of which are conducted through the Company's wholly-owned subsidiary, Trussnet USA, Inc., a Nevada corporation ("Trussnet"), consist of providing engineering and deployment services related to the build-out of a broadband wireless telecommunications network in several cities in the PRC for CECT-Chinacomm Communications Co, Ltd., a PRC company (together with its subsidiaries and affiliates, “Chinacomm”).  Through the Company's wholly owned subsidiaries, the Company hold a 49% equity interest in ChinaComm, Limited, a Cayman Island corporation (“ChinaComm Cayman”).  The remaining 51% equity interest in ChinaComm Cayman is held by affiliates of Chinacomm.

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

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for a approximately ninety percent (90%) of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become material to the Company’s operations only when we provide a sufficient amount of cash in repayment of the $191 million owing on the promissory note for our acquisition of 49% of ChinaComm Cayman.  The funds in repayment of $191 million promissory note will be used to acquire Equipment and capitalize Yunji and Trussnet Dalian.  Until we provide this capital, Chinacomm will continue to operating the Chinacomm Network and retain any revenue it generates from therefrom.

Substantially all of the Company’s business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  The Commpany is dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, the Company will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

The Company has contracted with Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”) (under separate control from our subsidiary of the same name) engineering and deployment services for the Chinacomm Network.  These services, generally performed by Trussnet Delaware itself or through subcontracts with vendors holding requisite local licenses, include radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installations of the Equipment and network architecture and engineering.

Peru

The present operations of the Company conducted in Peru are all conducted through Perusat, S.A., a Peruvian company (“Perusat”).  On April 15, 2009, the Company acquired 95% of the stock of Perusat through a wholly owned subsidiary of Trussnet in exchange for 1,000,000 shares of China Tel Group, Inc. Series A common stock, valued at $2.50 per share, and cash in the amount of $275,000.  The Company has delivered the share consideration and has received the Perusat shares.  The $275,000 is payable as follows: (i) $50,000 at the closing of the transaction (“Closing”); (ii) $50,000 at June 30, 2009; (iii) $50,000 at the end of each of the three following quarters; and (iv) the balance of the purchase price due at the end of the next quarter.  The Company has not yet paid the initial $50,000 due at the Closing or the $50,000 due at June 30, 2009.

Perusat provides local and international long distance telephone services, including fixed line service (voice over IP) to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Santa, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat has recently been granted a license in the 2.5 GHz spectrum covering these cities other than Lima and its surrounding metropolitan area.  The Company believes this license is suitable to deploy a broadband wireless telecommunications network in the licensed area.

Perusat currently represents less than 1% of the total assets of the Company.

Opportunities in Latin America and Elsewhere

The Company is actively exploring other opportunities to acquire radio frequency spectrum through public auction or through merger, acquisition or joint venture with companies who already hold spectrum rights in Latin American countries, including Peru, Argentina, Chile, Brazil and the Dominican Republic, as well as in Russia and other sovereign nations of the former Soviet Union, and in India.  The status of the Company’s investigation of these opportunities is in various phases, depending on the particular opportunity; however, it is most mature in Peru, where the Company believes there are the greatest potential synergies with the Company’s existing operations through Perusat.

Financial Overview

Since our inception, the Company has incurred comprehensive accumulated deficit of $128,068,853.  As of June 30, 2009, the Company had cash of $18,278 and had current liabilities of $293,954,046.  (Reference in this report to “Since our inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.).  The Company has expressed substantial doubt about its ability to continue as a going concern.  In order to continue to operate our business, the Company will need to raise substantial amounts of additional capital and/or debt.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

Agreement with Olotoa Investments, LLC

On July 13, 2009, the Company entered into an amended and restated agreement with to Olotoa Investments, LLC (“Olotoa”), a private investment group, to sell 49% of our Series A common stock, on a fully diluted basis calculated on January 11, 2010, for an amended purchase price of $314 million.  Pursuant to the terms of the agreement, Olotoa has agreed to pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as requested by our Board of Directors.  On May 1, 2009 and July 1, 2009, the Company requested Olotoa to pay $50 million and $65 million, respectively, of the amended purchase price.  Olotoa has not yet made the requested payments.

The Company filed a current report on Form 8-K on July 13, 2009 disclosing and attaching the amended and restated agreement with Olotoa.

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

On March 9, 2009, the Company acquired 49% of the authorized shares of ChinaComm Cayman for a purchase price of $196 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction due to the Company’s lack of funds.  The Company paid $5 million of the purchase price in cash and paid the balance of $191 million by delivering a promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse, except for the pledged collateral.  Upon our payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman which will in turn capitalize Yunji and Trussnet Dalian.

Trussnet Capital Partners (HK) Ltd. has agreed to the delayed payment of the interest payment due on June 9, 2009 under the promissory note.  The first two quarterly payments are now due on September 9, 2009.  The accrued interest owed to Trussnet Capital Partners (HK) Ltd. as of June 30, 2009 is $4,711,333.

Pending Strategic Transactions

During the period ending June 30, 2009, the Company has entered into, but not closed, the following strategic transactions:

Agreement with Runcom Technologies, Inc.

On October 6, 2008, the Company entered into a Strategic Frame Agreement with Runcom Technologies, Inc.(“Runcom”).  The agreement sets forth the terms and conditions under which Runcom was to design, manufacture and sell product to the Company and was to be our preferred provider of such products.  Runcom agreed to invest a total of $100 million into the Company, in exchange for approximately 28% of the Company's issued and outstanding Series A common stock on a fully diluted basis according to the terms to be mutually agreed upon under a stock purchase agreement.  The investment amount was to be paid in two equal payments; the first fifty percent (50%) was to occur within ninety days of the signing of the Stock Purchase Agreement, and the remaining fifty percent (50%) within six months thereof.

The Company has not entered into the contemplated stock purchase agreement with Runcom, but Runcom has expressed a continued interest in making an investment in the Company in the future.  Discussions in that regard are ongoing.

Critical Accounting Policies and Estimates

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires senior management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, senior management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Senior management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended June 30, 2009.

Development Stage Company.  The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Revenue Recognition.  The Company recognizes revenue from product sales and services in accordance with Staff Accounting Bulletin No. 101 requiring four basic criteria to be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.

Loss Per Share.  In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2009, the Company had approximately 39.5 million shares of common stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A common stock if all debt instruments were converted.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments.  The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.    Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At June 30, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 167.38%; and risk free interest rate of 0.35% and recorded non-operating income of $10,023,441 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.  The derivative liability at June 30, 2009 is $16,142,445.

Goodwill and Identifiable Intangible Assets. Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At June 30, 2009, all goodwill is related to the acquisition of Perusat.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, records the loss.

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

Results of operations:

Three months ended June 30, 2009 as compared to the period from April 4, 2008 through June 30, 2008.

Revenue:

June 30, 2009	June 30, 2008
$199,238	$-

The Company's revenue for the three months ended June 30, 2009 is based on the acquisition of Perusat acquired on April 15, 2009.  The Company did not have revenue during the same period last year.

Cost of sales

June 30, 2009	June 30, 2008
$128,431	$-

The Company's cost of sales for the three months ended June 30, 2009 was $128,431, or 64.5% of sales. The Company did not have sales or related cost of sales during the same period last year.

Operating expenses:

Selling, general and administrative expenses:

June 30, 2009	June 30, 2008
$1,792,143	$3,084,571

The Company's selling, general and administrative expenses for the three months ended June 30, 2009 decreased by $1,292,428, or 41.9% as compared to the same period last year.  The decease is primarily associated with reduced costs for service providers and other consultants during the current period compared to the same period last year.

Research and development:

June 30, 2009	June 30, 2008
$-	$32,996,825

The Company's research and development costs deceased $32,996,825, or 100% as compared to the same period last year.  The Company's investments in R&D are primarily complete as compared to R&D investments during the same period last year, when we were in the initial phases of deployment operations.

Other Income (expense):

Loss on change in fair value of debt derivative:

June 30, 2009	June 30, 2008
$4,663,364	$-

During the three months ended June 30, 2008, the Company incurred a non cash charge in the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008.  The Company did not have any derivatives as of June 30, 2008.

Interest expense:

June 30, 2009	June 30, 2008
$8,722,566	$26,026,195

For the three months ended June 30, 2009, the Company's interest expense decreased $17,303,629, or 66.5%, compared to the similar period last year.  This decrease is primarily attributable to incurring a beneficial conversion feature of $25,584,145 last year relating to convertible notes issued during the first three months of 2008, compared to an amortization of debt discount of $3,133,467 during the current period relating to notes issued on November 17, 2008, plus increased accrued interest cost.

Net loss:

June 30, 2009	June 30, 2008
$15,122,409	$62,147,591

For the three months ended June 30, 2009, our net loss decreased by $47,025,182, or 75.7%, as compared to the same period last year, primarily for the reasons described above.

Six months ended June 30, 2009.

Note our comparative discussion with the period from April 4, 2008 (date of inception) through June 30, 2008 is discussed above.

Revenue:

June 30, 2009
$199,238

Our revenue for the six months ended June 30, 2009 is based on the acquisition of Perusat acquired on April 15, 2009.

Cost of sales

June 30, 2009
$128,431

Our cost of sales for the six months ended June 30, 2009 was $128,431, or 64.5% of sales.

Operating expenses:

Selling, general and administrative expenses:

June 30, 2009
$6,403,951

Our selling, general and administrative expenses for the six months ended June 30, 2009 was $6,403,951.  During the six months ended June 30, 2009, we paid approximately $3.3 million in stock based compensation to service providers and other consultants.

Research and development:

June 30, 2009
$9,727,038

Our research and development costs of $9,727,038 are a reduction as compared to the short prior period.  Our investments in R&D are primarily complete as compared to our the same period last year, when we were in initial phases ofdeployment operatons.

Other Income (expense):

Gain on change in fair value of debt derivative:

June 30, 2009
$10,023,441

For the six months ended June 30, 2009, we incurred a non cash gain from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008.  We did not have any derivatives as of June 30, 2008.

Interest expense:

June 30, 2009
$12,697,006

For the six months ended June 30, 2009, our interest expense of $12,697,006 includes approximately $6.2 million in amortized debt discount relating to our convertible notes issued on November 17, 2008.

Net loss:

June 30, 2009
$18,748,890

Our net loss of $18,748,890 for the six months ended June 30, 2009 is the result of the factors described above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, the Company did not hold any market risk sensitive instruments.

If the Company is successful at generating revenue relating to the Chinacomm Network, those revenues will be denominated in RMB.  As more particularly set forth in the risk factors discussed in Part I,, Item 1A. “Risk Factors” in our Annual Report on Form 10-K of the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008, the Company will then have exposure to changes in dollar/RMB exchange rates which could be material to the Company’s business.  The revenues realized from the Company’s investment in Perusat will be denominated in Peruvian Nuevo Sol.  As a result, similar exposure to exchange rate fluctuations in the dollar/Nuevo Sol exchange rate could be also material to the Company’s business.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in its Annual Report on Form 10-K a report on management's assessment of the effectiveness of the internal control over financial reporting.  Nothing has changed in that regard from what is set forth in the Company’s Form 10-K that was filed for the period ended December 31, 2008.

The Company’s senior management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

In connection with the preparation of this report, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, the Company’s senior management did not complete the assessment of the effectiveness of its internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in "Internal Control-Integrated Framework".  Senior management has concluded, as a result, that its disclosure controls and procedures may not be effective at the reasonable assurance level as of June 30, 2009.  Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

The Company is required to complete implementing the internal controls based on the criteria established in Internal Control -- Integrated Framework issued by the COSO.  The Company’s senior management is fully committed to implement internal controls based on these criteria in 2009 and believes that it is taking the steps that will properly address any issue.

While the Company is taking immediate steps and dedicating substantial resources to implement the internal controls based on the criteria established in Internal Control - Integrated Framework issued by the COSO, they will not be considered fully implemented until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

The Company’s registered public accountant has not conducted an audit of the Company’s controls and procedures regarding internal control over financial reporting.  Consequently, the registered public accounting firm expressed no opinion in our audited financial statements including in our Form 10-K report with regards to the effectiveness or implementation of the Company’s controls and procedures with regards to internal control over financial reporting.

ITEM 4(T).	CONTROLS AND PROCEDURES.

There are no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 19, 2009, the Company received a subpoena from the SEC related to Westmoore Securities, Inc.  Westmoore Securities, Inc. acted as the placement agent for our convertible notes, and a principal of Westmoore Securities, Inc. was a member of our Board of Directors until March 7, 2009.  The Company has provided documents to the SEC in response to the subpoena and continued to be available to provide any information or documents requested by the SEC.

On May 22, 2009, a complaint was filed by Michael Fischer naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJx.  The complaint alleges a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company.  (See Item 3 below.)  The complaint requests damages of $1,000,000 plus interest and costs.  The Company has responded to the complaint.  The Company intends to resolve this action as soon as funds are available to pay the amounts due under the convertible note purchase agreement.

On July 8, 2009, the Company filed a complaint for: (i) reformation of contract; (ii) specific performance of contract; (iii) damages for breach of contract; (iv) damages for promissory fraud; and (v) declaratory relief in the Superior Court for the State of California, County of Orange, against Westmoore Management, LLC, Westmoore Capital Group, LLC, Capital Asset Lending, a corporation, Matthew Jennings (collectively, “Westmoore”) and Aspen Stock Transfer Agency, Inc. stemming from the failure of Westmoore to perform its obligations under a Settlement Agreement and Mutual Releases executed by Westmoore and the Company on May 15, 2009.  Aspen Stock Transfer, the Company’s stock transfer agent, was named in the litigation for the sole purpose of being included in court orders the Company anticipates it may seek to restrict the transfer of the Company’s shares held by Westmoore.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company and seeks damages in amount of $525,000 plus interest and costs.  (See Item 3 below.)  The Company has responded to the complaint.  The Company intends to resolve this action as soon as funds are available to pay the amounts due under the convertible note purchase agreement.

In July 2009 the Company received notice of a potential claim against the Company by Francisco Perezcalva.  This claim is also for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company.  (See Item 3 below.)  The claim is in the amount of $500,000 plus interests and costs.  The Company is working to resolve the claim without the need for litigation.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May and June 2009 the Company issued 28,260 and 219,649 Series A common shares, respectively, for the conversion of two convertible notes issued by the Company in 2008.

In June 2009 the Company issued a total of 5,000,000 Series A common shares to three consultants to the Company.  The 5,000,000 Series A common shares were issued to the three consultants as consideration under independent contractor agreements entered into by the contractors with the Company for legal and wireless telecommunication deployment services provided to the Company in 2008 and 2009.

In August 2009, the Company issued a total of 11,724,163 Series A common shares in connection with the conversion of convertible promissory notes issued by the Company to thirteen convertible note purchasers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2009, the Company is in default on payment of the principal and interest on approximately $16.8 million  of our convertible notes and amended and restated convertible notes..  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

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

Dated: August 19, 2009	CHINA TEL GROUP, INC.

	By:	/s/ George Alvarez
George Alvarez
Chief Executive Officer