Form 10-Q
period 2009-09-30
China Tel Group Inc
filed 2009-11-12
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of  November 9, 2009 the registrant had 170,863,298 shares of its Series A common stock outstanding with a par value of $0.001 and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2009, three months ended September 30, 2008, April 4, 2008 (date of inception) through September 30, 2008 and from April 4, 2008 (date of inception) through September 30, 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through September 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, April 4, 2008 (date of inception) through September 30, 2008 and from April 4, 2008 (date of inception) through September 30, 2009 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Item 4(T).	Controls and Procedures	36

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

PART I – FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash	$18,121	$6,578
Accounts receivable, net of provision for bad debts of $4,695	89,179	-
Accounts receivable, other	8,742	-
Inventory	7,693	-
Note receivable	2,915,016	3,039,123
Prepaid expenses	163,946	-
Deferred financing costs, net of accumulated amortization of $3,000,883 and $386,188, respectively	870,919	3,203,608
Total current assets	4,073,616	6,249,309

Property, plant and equipment, net of accumulated depreciation of $1,278,598	591,112	-

Other assets:
Intangible assets, net of accumulated amortization of $142,536	119,214	-
Goodwill	797,156	-
Investments, at cost	196,000,000	5,000,000
Total other assets	196,916,370	5,000,000

Total assets	$201,581,098	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$61,026,093	$42,632,534
Unearned revenue	23,040	-
Line of credit	141,593	-
Advances from shareholders	231,471	-
Notes payable, related party	1,050,000
Notes payable	191,245,463	-
Convertible debentures, net of unamortized discount of $1,570,128 and $12,568,303, respectively	22,549,557	21,535,101
Derivative liability	4,144,550	26,165,886
Total current liabilities	280,411,767	90,333,521

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	$280,478,676	$90,400,430

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 163,497,600 and 89,458,947 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	163,498	89,459
Additional paid in capital	65,099,150	30,079,383
Accumulated deficit	(144,190,270)	(109,319,963)
Accumulated other comprehensive income	30,044	-
Total China Tel Group, Inc.'s stockholders' deficit	(78,897,578)	(79,151,121)
Non controlling interest	-	-
Total stockholder's deficit	(78,897,578)	(79,151,121)

Total liabilities and stockholders' deficit	$201,581,098	$11,249,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(Unaudited)

				From April 4, 2008	From April 4, 2008
	Three months	Three months	Nine months	(date of inception)	(date of inception)
	ended	ended	ended	Through	Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
		(restated)		(restated)	(restated)

REVENUE	$258,528	$-	$457,766	$-	$457,766
Cost of sales	235,816	-	364,247	-	364,247
Gross profit	22,712	-	93,519	-	93,519

OPERATING EXPENSES:
Selling, general and administrative expenses	18,801,147	1,943,302	25,205,098	5,027,872	33,023,427
Depreciation and amortization	41,476	-	58,880	-	58,880
Research and development costs	30,000	11,016,074	9,757,038	44,012,899	61,585,210
Total operating expenses	18,872,623	12,959,376	35,021,016	49,040,771	94,667,517

Net loss from operations	(18,849,911)	(12,959,376)	(34,927,497)	(49,040,771)	(94,573,998)

OTHER INCOME (EXPENSES):
Other income (expenses)	(36,120)	-	(36,907)	-	(36,907)
Gain (loss) on foreign currency transactions	25,967		25,967		25,967
Loss on investments, related party	-	-	-	-	(6,636,410)
(Loss) gain on change in fair value of debt derivative	11,997,895	-	22,021,336	-	9,938,836
Interest expense	(9,256,200)	(2,213,106)	(21,953,206)	(28,279,301)	(52,557,687)

Net loss before provision for income taxes	(16,118,369)	(15,172,482)	(34,870,307)	(77,320,072)	(143,840,199)

Income taxes	-	-	-	-	-

Net (Loss)	(16,118,369)	(15,172,482)	(34,870,307)	(77,320,072)	(143,840,199)

Non controlling interest	-	-	-	-	-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(16,118,369)	$(15,172,482)	$(34,870,307)	$(77,320,072)	$(143,840,199)

Net loss per common share (basic and fully diluted)	$(0.13)	$(0.17)	$(0.33)	$(1.04)	$(1.56)
Weighted average number of shares outstanding, basic and fully diluted	125,166,675	87,439,040	105,894,140	74,428,713	92,565,014

Comprehensive Loss:
Net Loss	$(16,118,369)	$(15,172,482)	$(34,870,307)	$(77,320,072)	$(143,840,199)
Foreign currency translation gain	30,044	-	30,044	-	30,044

Comprehensive Loss:	(16,088,325)	(15,172,482)	(34,840,263)	(77,320,072)	(143,810,155)
Comprehensive loss attributable to the non controlling interest	-	-	-	-	-
Comprehensive loss attributable to China Tel Group, Inc.	$(16,088,325)	$(15,172,482)	$(34,840,263)	$(77,320,072)	$(143,810,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other		Non-	Total
			Series A		Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Effect of merger with China Tel Group, Inc. (formerly Mortlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	1,396,608	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	1,774,814	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)
Balance, December 31, 2008	-	-	89,458,947	89,459	30,079,383	-	(109,319,963)	-	(79,151,121)
Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	385,401	-	-	-	385,807
Subtotal	-	$-	97,669,605	$97,670	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009
(Unaudited)
	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other			Total
			Series A		Paid in	Comprehensive	Accumulated	Non controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance forward	-	$-	97,669,605	$97,670	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	429,000	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	1,075,100	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered	-	-	7,403,149	7,403	5,945,116	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	6,094,339	-	-	-	6,102,492
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	7,247,020	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	4,059,520	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	4,198,720	-	-	-	4,213,262
Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	(3,000)	-	-	-	-
Equity based compensation	-	-	-	-	510,577	-	-	-	510,577
Foreign currency translation gain	-	-	-	-	-	30,044	-	-	30,044
Net loss	-	-	-	-	-	-	(34,870,307)	-	(34,870,307)
Balance, September 30, 2009	-	$-	163,497,600	$163,498	$65,099,150	$30,044	$(144,190,270)	$-	$(78,897,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

		From April 4, 2008	From April 4, 2008
	Nine months	(date of inception)	(date of inception)
	Ended	Through	Through
	September 30, 2009	September 30, 2008	September 30, 2009
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,870,307)	$(77,320,072)	$(143,840,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,880	-	58,880
Non controlling interest	-	-	-
Amortization of financing costs	2,614,695	-	3,000,883
Accretion of convertible debt	10,998,175	-	12,513,258
Gain on change in fair value of debt derivative	(22,021,336)	-	(9,938,836)
Common stock issued in exchange for services	20,653,684	-	20,653,684
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	27,060,987	27,060,987
(Increase) decrease in:
Accounts receivable	60,549	-	60,549
Inventory	(3,881)	-	(3,881)
Note receivable	124,107		124,107
Prepaid expenses	(27,110)		(27,072)
Increase (decrease) in:
Accounts payable and accrued liabilities	21,452,838	27,358,464	65,736,137
Unearned revenue	(11,810)	-	(11,810)
Net cash used in operating activities	(971,516)	(22,900,621)	(24,613,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419	-	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(5,000,000)	(5,000,000)
Net cash provided by (used in) investing activities	19,419	(5,000,000)	(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	231,471	-	231,471
Payments made to notes payable	(41,902)	-	(41,902)
Proceeds from notes payable, related party	775,000	-	775,000
Net proceeds from issuance of convertible debentures	-	28,198,938	28,592,971
Net cash provided by financing activities	964,569	28,198,938	29,557,540

Effect of currency rate change on cash	(929)	-	(929)

Net increase in cash and cash equivalents	11,543	298,317	18,121

Cash and cash equivalents, beginning of the period	6,578	-	-
Cash and cash equivalents, end of the period	$18,121	$298,317	$18,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$14,010,122	$4,322,844	$18,332,966
Common stock issued for services rendered	$19,443,107	$-	$19,443,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2009.

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties. On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities, and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”).  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through September 30, 2009, the Company has accumulated losses of $144,190,270.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

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
SEPTEMBER 30, 2009

Series B common stock is non transferable, not participating with any declared dividends with voting rights in all matters in which shareholders have a right to vote at a 10 votes per each share of Series B common stock.  The Series B common stock is redeemable on May 23, 2023 at par value of $0.001 per share.

As a result of the Merger, there was a change in control of the Company.  In accordance with Accounting Standards Codification subtopic 815-10 (“ASC 815-10”), Business Combinations, the Company was the acquiring entity.  In substance, the Merger is a recapitalization of the Company’s capital structure, rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition, with the Company as the surviving entity.  The total purchase price and carrying value of net assets acquired was $-0-.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.

The results of operations of Mortlock Ventures, Inc., until the Merger, are included in the Company's condensed consolidated statement of losses.

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

In accordance with ASC 815-10, the purchase method of accounting was used to account for the acquisition of Perusat.  The results of operations of Perusat have been included in the Consolidated Statements of Losses since the date of acquisition.

CHINA TEL GROUP, INC.
(a development stage company)
(NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In accordance with ASC 815-10, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

Cash	$19,419
Current assets acquired	352,566
Property, plant and equipment, net	612,893
Software licenses, net	124,357
Total assets:	$1,109,235
Less:
Liabilities assumed	(1,201,391)
Non controlling interest	-
Net:	(92,156)
Goodwill acquired	797,156
Total purchase price	$705,000

The Company identified software as identifiable intangible assets with estimated life of 10 years.

Goodwill in the amount of $797,156 represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired and their associated costs and expenses.

Estimates

The preparation of the financial statements are in conformity with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectibility is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Revenue arises from sale of local and long distance service access where payments are received before the service has been rendered.  The Company sells our products separately and in various bundles that contain multiple deliverables.  They include long distance and prepaid phone cards, along with other products and services.  In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting, if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  As per ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

As of September 30, 2009, the Company had unearned revenue of $23,040.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, we adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at September 30, 2009 was $4,695.

Inventories

The inventory consists of finished goods substantially ready for resale purposes.  The Company purchases the merchandise on delivered duty paid basis.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”)  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Comprehensive Income

The Company adopted Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources.  It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.  ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”)  This requires the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share, because they are either anti-dilutive or their effect is not material.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”)  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

As of September 30, 2009, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products, and services are expensed in the period incurred.  The Company incurred research and development expenses of $30,000 and $9,757,038 for the three and nine month periods ended September 30, 2009, respectively; $11,016,074 for the three months and from April 4, 2008 (since the Company’s inception) through September 30, 2008, respectively and $61,585,210 from April 4, 2008 (since the Company’s inception) through September 30, 2009.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The Company did not evaluate for impairment, and the fair value of the cost-method investment is not estimated, since there is no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined in accordance with ASC 825-10 that it was not practicable to estimate the fair value of the investment.

Liquidity

As shown in the accompanying financial statements, the Company incurred loss from operations of $34,870,307 for the nine month period ended September 30, 2009 and $143,840,199 since the Company’s date of inception through September 30, 2009.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States generally accepted accounting practices.  Rules and interpretive releases of the United Sates Securities and Exchange Commission (“SEC”), under authority of Federal securities laws, are also sources of authoritative United States generally accepted accounting principals for SEC registrants.  All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations.  The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”).  ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements, and also amends ASC 270-10 to require those disclosures in all interim financial statements.  The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 11, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: (i) to name the two types of subsequent events either as recognized or non-recognized subsequent events; (ii) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued; and (iii) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”) and formerly referred to as FAS 168) establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States generally accepted accounting principals. . Rules and interpretive releases of the SEC under authority of Federal securities laws are also sources of authoritative generally accepted accounting principals for SEC registrants.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $34,870,307 for the nine month period ended September 30, 2009.  Additionally, the Company has negative working capital of $276,338,151 as of September 30, 2009.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – NOTE RECEIVABLE

In conjunction with the sale of convertible debentures, the Company’s broker/dealer issued a promissory note for $3,039,123 representing non forwarded proceeds received from convertible note subscribers.  The Company has entered into an agreement pursuant to which the Company’s broker/dealer will provide to the Company Series A common stock of the Company held by the broker/dealer. During the nine months ended September 30, 2009, the Company collected $124,107 towards the note leaving $2,915,016 unpaid at September 30, 2009.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

On July 8, 2009, the Company filed a complaint for: (i) reformation of contract; (ii) specific performance of contract; (iii) damages for breach of contract; (iv) damages for promissory fraud; and (v) declaratory relief in the Superior Court for the State of California, County of Orange, against Westmoore Management, LLC, Westmoore Capital Group, LLC, Capital Asset Lending, a corporation, Matthew Jennings (collectively, “Westmoore”) and Aspen Stock Transfer Agency, Inc. stemming from the failure of Westmoore to perform its obligations under a Settlement Agreement and Mutual Releases executed by Westmoore and the Company on May 15, 2009.  Aspen Stock Transfer, the Company’s stock transfer agent, was named in the litigation for the sole purpose of being included in potential court orders to restrict the transfer of the Company’s shares held by Westmoore.

On or about September 25, 2009, the Company, Westmoore and Aspen Stock Transfer entered into a Stipulation for Preliminary Injunction and Regarding Mechanics of Third-Party Investors providing for an injunction to enjoin the transfer of any shares of the Company held by Westmoore (“Stipulation”).  The Stipulation further provided for the mechanics to resolve issues regarding the validity of the convertible notes held by the subscribers whose purchase funds were the subject of the lawsuit.  The Company and Westmoore are currently soliciting responses from the subscribers of the convertible notes at issue to determine the disposition of the convertible notes and the eventual resolution or continuation of the litigation.

The execution of the Stipulation has resulted in an injunction enjoining the Company's stock transfer agent from transferring the Company's Series A common stock by various Westmoore entities.  The Company is not reserving for the note receivable due to the injunction on a sufficient number of the Company's Series A common stock to satisfy the note receivable.

NOTE 4 –PREPAID EXPENSES

Prepaid expenses at September 30, 2009 are comprised of the following:

Prepaid insurance	$1,590
Prepaid payroll taxes	149,794
Deferred charges	6,289
Other prepaid expenses	6,273
Total prepaid expenses	$163,946

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5 month period in conjunction with the related convertible notes.  The Company charged $1,026,057 and $2,614,685 to operations for the three and nine month periods ended September 30, 2009, respectively; $-0- from April 4, 2008 (date of inception) through September 30, 2008 and 3,000,883 from April 4, 2008 (date of inception) through September 30, 2009.

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

A summary of the investment activity is as follows:

Fair value of the investment:

September 30, 2009
Fair value of the investment	$196,000,000

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Details of the Company’s equity method investment as of September 30, 2009 are as follows:

Name of business:	ChinaComm Cayman
Place of incorporation:	Cayman Islands
Principal Activity:	Wireless communication in the PRC
Percentage Ownership Interest:	49%

As of September 30, 2009, ChinaComm Cayman was an inactive entity with no assets, liabilities or operating activities, except for contractual rights in the operation of the Chinacomm Network.

The Company did not evaluate for impairment, and the fair value of the equity-method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of 10 years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three and nine months ended September 30, 2009; the Company recorded amortization of $6,544 and $10,235, respectively, as a charge to current period operations.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes as of September 30, 2009 are comprised of the following:

	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible notes payable, unsecured are due December 31, 2008; accrued and unpaid interest due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.95 per share. The Company is currently in default.	$13,721,442	$-	$13,721,442
10% amended and restated convertible notes payable are due December 31, 2009, with interest payable at maturity. The amended and restated convertible notes are convertible into the Company’s common stock at the lower of (a) $0.95 per share or (b) 80% of the volume weighted average of the closing bid price for the shares on the Over The Counter Bulletin Board Exchange for the ten (10) day period prior to the convertible note holder’s election to convert.	$10,398,243	1,570,128	$8,828,115
Total	24,119,685	1,570,128	22,549,557
Less current maturities	(24,119,685)	(1,570,128)	22,549,557)
Long term portion	$-	$-	$-

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt; Debt With Conversion And Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the convertible notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognized and measured an aggregate of $27,060,987 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes.  The debt discount attributed to the beneficial conversion feature is amortized ratably to operations as interest expense over the term of the convertible notes.

Since the Company’s date of inception through September 30, 2009, the Company amortized $27,060,987 as interest expense.

On November 17, 2008, the Company also entered into an amended and restated convertible note purchase agreement with certain convertible note holders for the modification of certain terms and conditions contained in the previously issued convertible note purchase agreements.  The Company issued an aggregate of $20,979,572 in amended and restated convertible notes in exchange for $17,389,776 of previously issued convertible notes, a 20% inducement premium and accrued interest.  The amended and restated convertible note purchase agreements accrue interest at 10% per annum, payable at maturity and are due on December 31, 2009.  The amended and restated convertible note holders have an option to convert any unpaid note principal to the Company’s common stock at the lower of (a) $0.95 per share or (b) 80% of the volume weighted average of the closing bid price for the shres on The Over The Counter Bulletin Board Exchange for the ten (10) day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the amended and restated convertible note purchase agreements entered into on November 17, 2008.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the amended and restated convertible note purchase agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date.  At the inception of the amended and restated convertible note purchase agreements, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine (409) days.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9- NOTES PAYABLE

Notes payable at September 30, 2009 were comprised of the following:

Promissory note, secured (see below)	$191,000,000
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	141,357
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment	7,463
Note payable, due 1/22/2010, with monthly payments of $8,889 including interest at 14%, secured by equipment	38,961
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment	57,682
Total	191,245,463
Less current portion:	(191,245,463)
Long term portion:	$-

On March 9, 2008, the Company issued a promissory note for $191,000,000 as partial payment for 49% interest in ChinaComm Cayman (Note 5).  The promissory note is due on March 9, 2010; bears an interest rate of 8% per annum with quarterly payments due June 9, 2008, September 9, 2009, January 9, 2010 and March 9, 2010.  The promissory note is secured by the Company’s acquired interest in ChinaComm Cayman.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.    Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At September 30, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 161.35%; and risk free interest rate of 0.14% and recorded non-operating income of $22,021,336 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2009 is $4,144,550.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11 - NON CONTROLLING INTEREST

Acquisition of Perusat S.A

On April 15, 2009, the Company acquired a 95% interest in Perusat S.A., organized under the laws of the Country of Peru.

The following table summarizes the changes in Non Controlling Interest from April 15, 2009 (date of acquisition) to September 30, 2009:

Balance as of April 15, 2009 (date of acquisition) (negative)	$-
Period loss applicable to non controlling interest from the date of acquisition through September 30, 2009	-
Adjustment to non controlling interest due to losses in excess of book value	-
Balance as of September 30, 2009	$-

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

Mandatory Redemption

The Series B common stock will be redeemed in 2023 at par value ($0.001) per share, therefore classified outside of equity for reporting purposes

NOTE 13 – STOCKHOLDERS EQUITY

The Company is authorized to issue 500,000,000 shares of Series A common stock.  As of September 30, 2009, there were 158,497,600 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 1,471,663 shares of common stock in exchange for convertible notes.

During the year ended December 31, 2008, the Company issued 1,870,196 shares of common stock in settlement of outstanding accounts payable.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

During the nine month period ended September 30, 2009, the Company issued an aggregate of 31,846,924 shares of common stock amounting to $20,021,336 for services rendered.  The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the nine month period ended September 30, 2009, the Company issued an aggregate of 2,658,790 shares of common stock in exchange of outstanding accounts payable.

During the nine month period ended September 30, 2009, the Company issued an aggregate of 38,532,939 shares of common stock in exchange of convertible debentures and related accrued interest.

During the nine month period ended September 30, 2009, the Company issued 1,000,000 shares of Series A common stock in connection with the acquisition of 95% interest in Perusat S.A. (See Note 1).

NOTE 14- RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000
Note payable due September 17, 2009, 8% per annum interest, due March 17, 2010	100,000
Total	$1,050,000

Some of the Directors and Officers of the Company were previously equity owners of Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”). Trussnet Delaware and its affiliates have performed approximately $61.5 million in contract services, representing substantially all of the Company’s operations, including the deployment services provided to Chinacomm Communications Co. Ltd.

The Company has not paid Trussnet Delaware for a significant portion of the services provided.  As of September 30, 2009, that amount is approximately $41.5 million.  Trussnet Delaware has also advanced funds for the Company’s operations in anticipation of the Company’s funding.  Except for that implied extension of credit, the Company believes that all such services were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.  As the Company has no employees, the Company believes there is only a de minimis value to the Company’s shared use of the Trussnet Delaware office space.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 15 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on January 1, 2008 (“ASC 825-10”).  ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value, because of their short-term maturity.

The following table sets forth the Company’s short and long-term investments as of September 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2009:

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$18,121	$-	$-	$18,121
Equity Based Investments	-	-	196,000,000	196,000,000
Total assets	$18,121	$-	$196,000,000	$196,018,121
Liabilities:
Debt Derivative	$-	$-	$(4,144,550)	$(4,144,550)

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

At September 30, 2009, the carrying amounts of the convertible notes payable approximate fair value because the entire convertible notes have been classified to current maturity.

NOTE 16 – RESTATEMENT

The Company restated their Statement of Losses for the periods for the three months ended September 30, 2008 from April 4, 2008 (since the Company’s date of inception) through September 30, 2008 and the Statement of Cash Flows from April 4, 2008 (since the Company’s date of inception) through September 30, 2008 to properly classify research and development costs of $32,996,825 from construction in process to a current period expense and to correct the calculation of the beneficial conversion features relating to issued convertible debentures.  The effects on the statements are as follows:

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Condensed Consolidated Statement of Losses
Three months ended September 30, 2008

Operating Expenses:	As Previously Reported	Adjustment	Reference	As Restated
Selling, General and Administrative	$1,943,302		$	$1,943,302
Research and Development	-	11,016,074		11,016,074
Total Operating Expenses	1,943,302	11,016,074	(a)	12,959,576
Net Loss from Operations	(1,943,302)	(11,016,074)		(12,959,576
Interest Expense	(9,561,638)	7,348,532	(b)	(2,213,106)

Net Loss Before Income Taxes	(11,504,940)	(3,667,542)		(15,172,482)

Provision for Income Taxes	-	-		-

Net Loss	$(11,504,940)	$(3,667,542)	(a),(b)	$(15,172,482)

Condensed Consolidated Statement of Losses
From April 4, 2008 (date of inception) to September 30, 2008

Operating Expenses:	As Previously Reported	Adjustment	Reference	As Restated
Selling, General and Administrative	$5,027,872		$	$5,027,872
Research and Development	-	44,012,899		44,012,899
Total operating expenses	5,027,872	44,012,899	(a)	44,012,899
Net Loss from Operations	(5,027,872)	(44,012,899)		(49,040,771
Interest Expense	(56,051,988)	27,772,687	(b)	(28,279,301)

Net Loss Before Income Taxes	(61,079,860)	(16,240,212)		(77,320,072)

Provision for Income Taxes	-	-		-

Net Loss	$(61,079,860)	$(16,240,212)	(a),(b)	$(77,320,072)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Condensed Consolidated Statement of Cash Flows
From April 4, 2008 (date of inception) to September 30, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash Flows from Operating Activities:
Net Loss for the Period	$(61,079,860)	$(16,240,212)	(a),(b)	$(77,320,072)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Beneficial Conversion Feature in Conjunction with the Issuance of Convertible Debentures	46,406,344	(19,345,357)	(b)	27,060,987
Amortization of Debt Discount	8,427,330	(8,427,330)	(b)
(Increase) Decrease in:
Construction in Process	(44,012,899)	44,012,899	(a)	-
Increase (Decrease) in:
Accounts Payable and Other Current Liabilities	27,358,464	-		27,358,464
Net Cash used in Operating Activities	(22,900,621)	-		(22,900,621)

Cash Flows from Investing Activities:
Investment in Chinacomm	(5,000,000)	-		(5,000,000)
Net Cash used in Investing Activities	(5,000,000)	-		(5,000,000)

Cash Flows from Financing Activities:
Net Proceeds from Issuance of Convertible Debentures	28,198,938	-		28,198,938
Net Cash Provided by Financing Activities	28,198,938	-		28,198,938

Net Increase in Cash	298,317	-		298,317
Cash at Beginning of Period	-	-		-

Cash at End of Period	$298,317	$-		$298,317

(a)	Correct classification of research and development costs from construction in process to a current period cost.
(b)	Correct calculation of beneficial conversion feature in connection with convertible debentures issued

NOTE 17 – SUBSEQUENT EVENTS

In October 2009, the Company issued an aggregate of 7,172178 shares of Series A common stock. 6,242,622 shares were issued to consultants for services rendered having a value of approximately $2.5 million. An additional 929,556 shares were issued in exchange for convertible notes and related interest of $408,169.

In November 2009, the Company issued an aggregate of 193,520 shares of Series A common stock in exchange for convertible notes and related interest of $68,293.

On November 2, 2009 the Company exercised its right to terminate the Amended and Restated Stock Purchase Agreement previously entered into with Olotoa Investments, LLC. In terminating the agreement, the Company reserved its rights to seek damages from Olotoa for its breach of the Agreement.

Effective November 2, 2009, Mr. Robert P. Weygand, Jr. tendered his resignation as a member of the Board of Directors of the Company. The Company’s Board of Directors accepted the tendered resignation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This following information specifies certain forward-looking statements of the Company’s senior management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by the Company’s senior management on the basis of assumptions made by them and considered by the Company’s senior management to be reasonable.  The Company’s future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for a approximately ninety percent (90%) of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which Trussnet Dalian will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become material to the Company’s operations only when we provide a sufficient amount of cash in repayment of the $191 million owing on the promissory note for our acquisition of 49% of ChinaComm Cayman.  The funds in repayment of $191 million promissory note will be used to acquire the Equipment and to capitalize Yunji and Trussnet Dalian.  Until we provide this capital, Chinacomm will continue to operating the Chinacomm Network and retain any revenue it generates from therefrom.

Substantially all of the Company’s business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  The Company is dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, the Company will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

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

Peru

The present operations of the Company conducted in Peru are all conducted through Perusat, S.A., a Peruvian company (“Perusat”).  On April 15, 2009, the Company acquired 95% of the stock of Perusat through a wholly owned subsidiary of Trussnet in exchange for 1,000,000 shares of China Tel Group, Inc. Series A common stock, valued at $2.50 per share, and cash in the amount of $275,000.  The Company has delivered the share consideration and has received the Perusat shares.  The $275,000 is payable as follows: (i) $50,000 at the closing of the transaction (“Closing”); (ii) $50,000 at June 30, 2009; (iii) $50,000 at the end of each of the three following quarters; and (iv) the balance of the purchase price due at the end of the next quarter.  The Company has not yet paid the initial $50,000 due at the Closing or any of the quarterly $50,000 installments due pursuant to the stock purchase agreement between the Company and Perusat which documented this acquisition.

Perusat provides local and international long distance telephone services, including fixed line service (voice over IP) to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Santa, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat has recently been granted a license in the 2.5 GHz spectrum covering these cities, other than Lima and its surrounding metropolitan area.  The Company believes this license is suitable to deploy a broadband wireless telecommunications network in the licensed area.

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

Financial Overview

Since our inception, the Company has incurred comprehensive accumulated deficit of $144,190,270.  As of September 30, 2009, the Company had cash of $18,121and had current liabilities of $280,411,767.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet was formed and the date used for financial activities for accounting purposes in this report.).  The Company has expressed substantial doubt about its ability to continue as a going concern.  In order to continue to operate our business, the Company will need to raise substantial amounts of additional capital and/or debt.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

 Agreement with Olotoa Investments, LLC

On July 13, 2009, the Company entered into an amended and restated agreement with Olotoa Investments, LLC (“Olotoa”), a private investment group, to sell 49% of our Series A common stock, on a fully diluted basis calculated on January 11, 2010, for an amended purchase price of $314 million (“Amended and Restated Agreement”).  Pursuant to the terms of the Amended and Restated Agreement, Olotoa agreed to pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as requested by our Board of Directors.  On May 1, 2009 and July 1, 2009, the Company requested Olotoa to pay $50 million and $65 million, respectively, of the amended purchase price.  Olotoa failed to make the requested payments.

The Company exercised its right to terminate the Amended and Restated Agreement with Olotoa on November 2, 2009.

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

Trussnet Capital Partners (HK) Ltd. has agreed to the delayed payment of the interest payment due on June 9, 2009 and September 9, 2009 under the promissory note.  The first two quarterly payments are now due on December 9, 2009.  The accrued interest owed to Trussnet Capital Partners (HK) Ltd. as of September 30, 2009 is $8,531,333

Pending Strategic Transactions

During the period ending September 30, 2009, the Company has entered into, but not closed, the following strategic transactions:

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended September 30, 2009.

Development Stage Company.  The Company is a development stage company, as defined in Accounting Standards Codification subtopic 915-10 Development Stage Entities.

Revenue Recognition.  The Company recognizes revenue from product sales and services in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) requiring four basic criteria to be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectibility is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.

Loss Per Share.  In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2009, the Company had approximately 37.3 million shares of common stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A common stock if all debt instruments were converted.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments.  The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.    Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At September 30, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 161.35%; and risk free interest rate of 0.14% and recorded non-operating income of $22,021,336 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2009 is $4,144,550.

Goodwill and Identifiable Intangible Assets.  Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At September 30, 2009, all goodwill is related to the acquisition of Perusat.  In accordance with Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”), goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by ASC 305-10, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment, only when events or circumstances indicate the carrying value may be impaired in accordance with Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).

Impairment of Long-Lived Assets. In accordance with ASC 360-10, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.

Results of operations:

Three months ended September 30, 2009 as compared to Three months ended September 30, 2008.

Revenue:

September 30, 2009	September 30, 2008
$258,528	$-

The Company's revenue for the three months ended September 30, 2009 is based on the acquisition of Perusat acquired on April 15, 2009.  The Company did not have revenue during the same period last year.

Cost of Sales

September 30, 2009	September 30, 2008
$235,816	$-

The Company's cost of sales for the three months ended September 30, 2009 was $235,816, or 91.2% of sales.  The Company did not have sales or related cost of sales during the same period last year.

Operating Expenses:

Selling, General and Administrative Expenses:

September 30, 2009	September 30, 2008
$18,801,147	$1,943,302

The Company's selling, general and administrative expenses for the three months ended September 30, 2009 increased by $16,857,845, or 867.5% as compared to the same period last year.  The increase is primarily associated with equity based payments for service providers and other consultants during the current period compared to the same period last year.

Research and Development:

September 30, 2009	September 30, 2008
$30,000	$11,016,074

The Company's research and development costs decreased by 10,986,074, or 100% as compared to the same period last year.  The Company's investments in research and development are primarily complete as compared to research and development investments during the same period last year, when we were in the initial phases of deployment operations.

Other Income (expense):

Loss on Change in Fair Value of Debt Derivative:

September 30, 2009	September 30, 2008
$11,997,895	$-

During the three months ended September 30, 2009, the Company incurred a non cash gain in the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008.  The Company did not have any derivatives as of September 30, 2008.

Interest Expense:

September 30, 2009	September 30, 2008
$9,256,200	$2,213,106

For the three months ended September 30, 2009, the Company's interest expense increased $7,043,094, or 318.3%, compared to the similar period last year.  This increase is primarily attributable to amortization of debt discount attributable to the amended and restated convertible notes issued on November 17, 2008 totaling $4,765,675.

Net Loss:

September 30, 2009	September 30, 2008
$16,118,369	$15,172,482

For the three months ended September 30, 2009, our net loss decreased by $945,887, or 6.2%, as compared to the same period last year, primarily for the reasons described above.

Nine months ended September 30, 2009 as compared to from April 4, 2008 (date of inception) through September 30, 2009.

Revenue:

September 30, 2009	September 30, 2008
$457,766	$-

Our revenue for the nine months ended September 30, 2009 is based on the acquisition of Perusat acquired on April 15, 2009.

Cost of Sales

September 30, 2009	September 30, 2008
$364,247	$-

Our cost of sales for the nine months ended September 30, 2009 was $364,247, or 79.6% of sales.

Operating Expenses:

Selling, General and Administrative Expenses:

September 30, 2009	September 30, 2008
$25,205,098	$5,027,872

Our selling, general and administrative expenses for the nine months ended September 30, 2009 was $25,205,098 as compared with $5,027,872 for the period from April 4, 2008 (since the Company’s date of inception) through September 30, 2008.  During the nine months ended September 30, 2009, we paid approximately $20.7 million in stock based compensation to service providers and other consultants.

Research and Development:

September 30, 2009	September 30, 2008
$9,757,038	$44,012,899

Our research and development costs of $9,757,038 are a reduction as compared to the short prior period.  Our investments in research and development are primarily complete as compared to our same period last year, when we were in initial phases of deployment operations.

Other Income (expense):

Gain on Change in Fair Value of Debt Derivative:

September 30, 2009	September 30, 2008
$22,021,336	$-

For the nine months ended September 30, 2009, we incurred a non cash gain from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008.  We did not have any derivatives as of September 30, 2008.

Interest Expense:

September 30, 2009	September 30, 2008
$21,953,206	$28,279,301

For the nine months ended September 30, 2009, our interest expense of $21,953,206 includes approximately $11 million in amortized debt discount relating to our convertible notes issued on November 17, 2008. During the period from April 4, 2008 (since the Company’s date of inception) through September 30, 2008 we incurred a beneficial conversion feature of $27,060,987 relating to our convertible debt.

Net Loss:

September 30, 2009	September 30, 2008
$34,870,307	$77,320,072

Our net loss of $34,870,307 for the nine months ended September 30, 2009 is the result of the factors described above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, the Company did not hold any market risk sensitive instruments.

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

In connection with the preparation of this report, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s senior management did not complete the assessment of the effectiveness of its internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in "Internal Control-Integrated Framework".  Senior management has concluded, as a result, that its disclosure controls and procedures may not be effective at the reasonable assurance level as of September 30, 2009.  Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

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

On May 22, 2009, a complaint was filed by Michael Fischer (“Fisher”) naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJx.  The complaint alleges a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fisher.  (See Item 3 below.)  The complaint requests damages of $1,000,000 plus interest and costs.  The Company responded to the complaint.  A judgment has been entered in this action in favor of Fisher in the amount of $1,000,000 plus interest consistent with the amount owed by the Company under the convertible note purchase agreement.  The parties are currently is negotiation regarding the amount of costs to be recovered by Mr. Fisher in the proceeding.  The Company intends to pay the judgment entered in favor of Mr. Fisher as soon as funds are available to do so.

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

On or about September 25, 2009, the Company, Westmoore and Aspen Stock Transfer entered into a Stipulation for Preliminary Injunction and Regarding Mechanics of Third-Party Investors providing for an injunction to enjoin the transfer of any shares of the Company held by Westmoore (“Stipulation”).  The Stipulation further provided for the mechanics to resolve issues regarding the validity of the convertible notes held by the investors whose purchase funds were the subject of the lawsuit.  The Company and Westmoore are currently soliciting responses from the investors of the convertible notes at issue to determine the disposition of the convertible notes and the eventual resolution or continuation of the litigation.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  (See Item 3 below.)  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  The Company intends to satisfy the amounts owed under the stipulation as soon as funds are available to do so.

In July 2009 the Company received notice of a potential claim against the Company by Francisco Perezcalva (“Perezcalva”).  This claim is also for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Perezcalva.  (See Item 3 below.)  The claim is in the amount of $500,000 plus interests and costs.  The Company is working to resolve the claim without the need for litigation.

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

In August 2009 the Company issued 23,991,144 Series A common shares for the conversion of convertible notes issued by the Company in 2008 including interest.

In August 2009, the Company issued a total of 5,500,000 Series A common shares to consultants to the Company.  The 5,500,000 Series A common shares were issued as consideration under independent contractor agreements entered into by the contractors with the Company.

 In September 2009 the Company issued 11,224,190 Series A common shares for the conversion of convertible notes issued by the Company in 2008 including interest.

In October 2009, the Company issued a total of 5,000,000 Series A common shares to consultants to the Company.  The 5,000,000 Series A common shares were issued as consideration under independent contractor agreements entered into by the contractors with the Company.

In October 2009 the Company issued 4,251,090 Series A common shares for the conversion of convertible notes issued by the Company in 2008 including interest.

As of the date of this report, in November 2009, the Company issued 597,707 Series A common shares for the conversion of convertible notes issued by the Company in 2008 including interest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2009, the Company is in default on payment of the principal and interest on approximately $14.2 million of our convertible notes and amended and restated convertible notes.  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

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

Dated: November 11, 2009	CHINA TEL GROUP, INC.

	By:	/s/ George Alvarez
George Alvarez
Chief Executive Officer