Form 10-Q/A
period 2009-03-31
China Tel Group Inc
filed 2010-04-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12520 High Bluff Drive, Suite 145, San Diego, CA  92130
(Address of principal executive offices) (zip code)

858-259-6614
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of China Tel Group, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 20, 2009 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting errors in accounting for and disclosing the acquired investment in ChinaComm Cayman and the recording of the option to purchase additional interest thereof.

We have not updated the information contained herein for events occurring subsequent to May 20, 2009, the filing date of the Original Filing.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Loss for the period ending March 31, 2009 and April 4, 2008 (date of inception) through March 31, 2009 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through March 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and from April 4, 2008 (date of inception) through March 31, 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Item 4(T).	Controls and Procedures	29

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I – FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$6,787	$6,578
Note receivable	2,914,723	3,039,123
Deferred financing costs, net of accumulated amortization of $1,176,119 and $386,188, respectively	2,413,677	3,203,608
Total current assets	5,335,187	6,249,309

Other assets:
Deposits	430,000	-
Investments, at cost	196,000,000	5,000,000

Total assets	$201,765,187	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$51,911,529	$42,632,534
Note payable	191,000,000	-
Convertible notes, net of unamortized discount of $9,469,270 and $12,568,303, respectively	24,634,134	21,535,101
Derivative liability	11,479,081	26,165,886
Total current liabilities	279,024,744	90,333,521

Long term debt:
Mandatory redeemable Series B common stock	66,909	66,909

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 98,669,605 and 89,458,947 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	98,670	89,459
Additional paid in capital	35,521,308	30,079,383
Deficit accumulated during development stage	(112,946,444)	(109,319,963)
Total stockholders' deficit	(77,326,466)	(79,151,121)

Total liabilities and stockholders' deficit	$201,765,187	$11,249,309

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

Investments

The Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Partners, Ltd., agreed to acquire 49% interest in ChinaComm Cayman for a total purchase price of $196 million.  At December 31, 2008, pursuant to the agreement, the Company has paid $5,000,000 toward the purchase with an option to acquire up to a 49% interestpursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009.   See Note 5 for complete discussion.

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

The Company, on March 9, 2009, acquired the option to purchase up to 49% of the authorized shares of ChinaComm Cayman for a purchase price of $ 191 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction.  The Company previously paid $5 million of the purchase price in cash to Chinacomm and delivered to Trussnet Capital Partners (HK) Ltd. a $191 million promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse, except for the pledged collateral.  Upon payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman, which will in turn capitalize Yunji and Trussnet Dalian. The Company accounts for the investment under the cost method of accounting.

As of March 31, 2009, ChinaComm Cayman was an inactive entity with no assets, liabilities or operating activities except for contractual rights in the operation of the Chinacomm Network.

The Company did not evaluate for impairment, and the fair value of the cost -method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined, in accordance with SFAS No. 107, that it is not practicable to estimate the fair value of the investment.

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
MARCH 31, 2009

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 8 – MANDATORY REDEEMABLE SERIES B COMMON STOCK

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

NOTE 9 – STOCKHOLDERS EQUITY

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – FAIR VALUE MEASUREMENT

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2009:

The following table sets forth the Company’s short and long-term investments as of March 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$6,787	$-	$ -	$6,787
Investments	$-	$-	$5,000,000	$5,000,000
Total assets	$6,787	$-	5,000,000	$5,006,787
Liabilities:
Debt Derivative	$-	$-	$(11,479,081)	$(11,479,081)

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

NOTE 12 – RESTATEMENT

The accompanying financial statements for the three months ended March 31, 2009 have been restated for the purpose of correcting errors in accounting for and disclosing the acquired investment in ChinaComm Cayman and the recording of the option to purchase additional interest thereof.

As of  March 31, 2009 Condensed Consolidated Balance Sheet restatement is to:
•	Correct the recorded investment in ChinaComm Cayman
•	Eliminate the recording of the option to acquire additional interest in ChinaComm Cayman as a note payable

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance sheet as of March 31, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
Cash	$6,787			6,787
Note receivable	2,914,723			2,914,723
Deferred financing costs	2,413,677			2,413,677
Deposits	464,400			464,400
Investment, at cost	196,000,000	(191,000,000)	a	5,000,000
Total assets	$201,799,587	(191,000,000)		$10,799,587

Accounts payable and accrued liabilities	$51,911,529			51,911,529
Note payable	191,000,000	(191,000,000)	a	-
Convertible debentures	24,634,134			24,634,134
Derivative liability	11,479,081			11,479,081
Mandatory redeemable common stock	66,909			66,909
Total liabilities	279,091,653	(191,000,000)		88,091,653

Preferred stock	-
Common stock	98,750			98,750
Additional paid in capital	35,555,628			35,555,628
Deficit	(112,946,444)			(112,946,444)
Total stockholders' deficit	(77,292,066)			(77,292,066)
Total liabilities and stockholders' deficit	$201,799,587	(191,000,000)		10,799,587

(a)	Eliminate the recording of the option to acquire ChinaComm Cayman as a liability and investment

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

Overview and Business Operations

The present operations of China Tel Group, Inc. (“Company”), all of which are conducted through our wholly-owned subsidiary Trussnet USA, Inc., a Nevada corporation ("Trussnet"), consist of providing engineering and deployment services related to the build-out of a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”) for CECT-Chinacomm Communications Co, Ltd., a PRC company (together with its subsidiaries and affiliates, “Chinacomm”).   We have a right to acquire up to 49% equity interest in ChinaComm, Limited, a Cayman Island corporation (“ChinaComm Cayman”).  The remaining 51% equity interest in ChinaComm Cayman is held by affiliates of Chinacomm.

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

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  Yunji and Trussnet Dalian will become operational only when we provide in excess of $50 million in cash as additional investment toward our optional acquisition of 49% of ChinaComm Cayman.  The funds provided by our acquisition will be used to acquire Equipment and capitalize Yunji and Trussnet Dalian.  Until we provide this capital, Chinacomm will continue to operate the network and retain any revenue it generates from the network.

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

On March 9, 2009, we acquired an option to acquire up to 49% of the authorized shares of ChinaComm Cayman for a purchase price of $ 191 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which our President, Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction due to our lack of funds.  We paid $5 million of the purchase price in cash directly to Chinacomm and will pay the balance of $191 million from expected funding from Olotoa.  Upon our paymentfor ChinaComm Cayman, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman which will in turn capitalize Yunji and Trussnet Dalian.

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

On March 10, 2009, we entered into an agreement to sell 49% of our Series A common stock, on a fully diluted basis as defined in the agreement, to Olotoa for a purchase price of $300 million.  Pursuant to the terms of the agreement, Olotoa will pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as request by our Board of Directors.  We expect the cash proceeds from this investment to be used primarily to capitalize Yunji and Trussnet Dalian, to aquire a 49% interest in ChinaComm Cayman from Trussnet Capital Partners (HK) Ltd. and to provide operating capital for the deployment of the Chinacomm Network.  On May 1, 2009, we requested Olotoa Investments to pay $50 million of the purchase price.  To date, Olotoa has not made the requested payment.

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

Dated: April 15, 2010	CHINA TEL GROUP, INC.

By: /s/ George Alvarez
George Alvarez,
Chief Executive Officer