Form 10-Q/A
period 2009-06-30
China Tel Group Inc
filed 2010-04-15
CIK 1357531

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

12520 High Bluff Drive, Suite 145, San Diego , California 92130
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of China Tel Group, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 19, 2009 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting errors in accounting for and disclosing the acquired investment in ChinaComm Cayman and the recording of the option to purchase additional interest thereof.

We have not updated the information contained herein for events occurring subsequent to August 19, 2009, the filing date of the Original Filing.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4

	Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2009, April 4, 2008 (date of inception) through June 30, 2008 and from April 4, 2008 (date of inception) through June 30, 2009 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through June 30, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009, April 4, 2008 (date of inception) through June 30, 2008 and from April 4, 2008 (date of inception) through June 30, 2009 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Item 4(T).	Controls and Procedures	43

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

PART I – FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(RESTATED)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$18,278	$6,578
Accounts receivable, net	301,214	-
Accounts receivable, other	40,165	-
Inventory	3,693	-
Note receivable	2,915,016	3,039,123
Prepaid expenses	154,859	-
Deferred financing costs, net of accumulated amortization of $1,974,827 and $386,188, respectively	1,614,969	3,203,608
Total current assets	5,048,194	6,249,309

Property, plant and equipment, net of accumulated depreciation of $1,208,601	599,180	-

Other assets :
Intangible assets, net of accumulated amortization of $129,489	120,666	-
Goodwill	647,090	-
Investments, at cost	5,000,000	5,000,000
Total other assets	5,767,756	5,000,000

Total assets	$11,415,130	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$52,851,719	$42,632,534
Unearned revenue	25,214	-
Line of credit	140,610	-
Advances from shareholders	109,626	-
Notes payable, related party	950,000
Notes payable	255,498	-
Convertible debentures, net of unamortized discount of $6,335,802 and $12,568,303, respectively	27,767,601	21,535,101
Derivative liability	16,142,445	26,165,886
Total current liabilities	98,242,713	90,333,521

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	98,309,622	90,400,430

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 100,044,263 and 89,458,947 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	100,044	89,459

Additional paid in capital	36,348,858	30,079,383
Accumulated deficit	(123,357,520)	(109,319,963)
Accumulated other comprehensive income	14,126	-
Total China Tel Group, Inc.'s stockholders' deficit	(86,894,492)	(79,151,121)
Non controlling interest	-	-
Total stockholder's deficit	(86,894,492)	(79,151,121)

Total liabilities and stockholders' deficit	$11,415,130	$11,249,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(Unaudited)
(RESTATED)

		From April 4, 2008		From April 4, 2008
	Three months	(date of inception)	Six months	(date of inception)
	ended	Through	ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009

REVENUE	$199,238	$-	$199,238	$199,238
Cost of sales	128,431	-	128,431	128,431
Gross profit	70,807	-	70,807	70,807

OPERATING EXPENSES:
Selling, general and administrative expenses	1,792,143	3,084,571	6,403,951	14,222,280
Depreciation and amortization	17,404	-	17,404	17,404
Research and development costs	-	32,996,825	9,727,038	61,555,210
Total operating expenses	1,809,547	36,081,396	16,148,393	75,794,894

Net loss from operations	(1,738,740)	(36,081,396)	(16,077,586)	(75,724,087)

OTHER INCOME (EXPENSES):
Other income (expenses)	(787)	-	(787)	(787)
Loss on investments, related party	-	-	-	(6,636,410)
(Loss) gain on change in fair value of debt derivative	(4,663,364)	-	10,023,441	(2,059,059)
Interest expense	(4,011,233)	(26,066,195)	(7,985,673)	(38,590,154)

Net loss before provision for income taxes	(10,414,124)	(62,147,591)	(14,040,605)	(123,010,497)

Income taxes	-	-	-	-

Net (Loss)	(10,414,124)	(62,147,591)	(14,040,605)	(123,010,497)

Non controlling interest	3,048	-	3,048	3,048

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(10,411,076)	$(62,147,591)	$(14,037,557)	$(123,007,449)

Net loss per common share (basic and fully diluted)	$(0.11)	$(1.02)	$(0.15)	$(2.03)
Weighted average number of shares outstanding, basic and fully diluted	98,981,026	60,671,970	95,832,962	60,671,970

Comprehensive Loss:
Net Loss	$(10,414,124)	$(62,147,591)	$(14,040,605)	$(123,010,497)
Foreign currency translation gain	14,126	-	14,126	14,126

Comprehensive Loss:	(10,399,998)	(62,147,591)	(14,026,479)	(122,996,371)
Comprehensive loss attributable to the non controlling interest	3,048	-	3,048	3,048
Comprehensive loss attributable to China Tel Group, Inc.	$(10,396,950)	$(62,147,591)	$(14,023,431)	$(122,993,323)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2009
(Unaudited)
(RESTATED)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other			Total
			Series A		Paid in	Comprehensive	Accumulated	Non controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	1,396,608	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	1,774,814	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)
Balance, December 31, 2008	-	-	89,458,947	89,459	30,079,383	-	(109,319,963)	-	(79,151,121)
Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	385,401	-	-	-	385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	429,000	-	-	-	430,000
Non controlling interest acquired in conjunction with acquisition of Perusat S.A	-	-	-	-	-	-	-	3,048	3,048
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered			900,000	900	377,100	-	-	-	378,000
Foreign currency translation gain	-	-	-	-	-	14,126	-	-	14,126
Net loss	-	-	-	-	-	-	(14,037,557)	(3,048)	(14,040,605)
Balance, June 30, 2009	-	$-	100,044,263	$100,044	$36,348,858	$14,126	$(123,357,520)	$-	$(86,894,492)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(RESTATED)

		From April 4, 2008	From April 4, 2008
	Six months ended	(date of inception)	(date of inception)
	Ended	Through	Through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,037,557)	$(62,147,591)	$(123,007,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,404	-	17,404
Non controlling interest	(3,048)	-	(3,048)
Amortization of financing costs	1,588,639	-	1,974,827
Accretion of convertible debt	6,232,500	-	7,747,583
Gain on change in fair value of debt derivative	(10,023,441)	-	2,059,059
Common stock issued in exchange for services	3,324,211	-	3,324,211
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	25,584,145	27,060,987
(Increase) decrease in:
Accounts receivable	(29,795)	-	(29,795)
Inventory	119	-	119
Note receivable	124,107		124,107
Prepaid expenses	(18,023)		(17,985)
Increase (decrease) in:
Accounts payable and accrued liabilities	12,059,916	18,284,695	56,343,215
Unearned revenue	(9,636)	-	(9,636)
Net cash used in operating activities	(774,604)	(18,278,751)	(24,416,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419	-	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(5,000,000)	(5,000,000)
Net cash provided by (used in) investing activities	19,419	(5,000,000)	(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	109,626	-	109,626
Payments made to notes payable	(31,867)	-	(31,867)
Proceeds from notes payable, related party	675,000	-	675,000
Net proceeds from issuance of convertible debentures	-	25,509,636	28,592,971
Net cash provided by financing activities	752,759	25,509,636	29,345,730

Effect of currency rate change on cash	14,126	-	14,126

Net increase in cash and cash equivalents	11,700	2,230,885	18,278

Cash and cash equivalents, beginning of the period	6,578	-	-
Cash and cash equivalents, end of the period	$18,278	$2,230,885	$18,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$-	$1,148,080	$1,148,080
Common stock issued in settlement of debt	$2,525,849	$4,302,533	$4,302,533
Common stock issued for services rendered	$3,324,211	$-	$3,324,211
Common stock and notes payable for acquisition of Perusat S.A.	$705,000		$705,000

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

The Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”). To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through June 30, 2009, the Company has accumulated losses of $ 123,357,520.   (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

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

Investments

The Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Partners, Ltd., agreed to acquire 49% interest in ChinaComm Cayman for a total purchase price of $196 million.  At December 31, 2008, pursuant to the agreement, the Company has paid $5,000,000 toward the purchase with an option to acquire up to 49% pursuant to a non-recourse promissory note for $191 million .  See Note 6 for complete discussion.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $ 14,040,605 for the six month period ended June 30, 2009. Additionally, the Company has negative working capital of $ 93,194,519 as of June 30, 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 6- DEPOSITS AND INVESTMENTS

The Company, on March 9, 2009, acquired an option to purchase up to 49% of the authorized shares of ChinaComm Cayman for a purchase price of $ 191 million from Trussnet Capital Partners (HK) Ltd.   Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided the bridge financing for this transaction.   The Company paid $5 million of the purchase price in cash to Chinacomm and delivered to Trussnet Capital Partners (HK) Ltd. a $191 million promissory note secured by the ChinaComm Cayman shares acquired in the transaction.   The promissory note bears interest of 8% er annum, payable quarterly, has a due date of March 9, 2010, and is non-recourse, except for the pledged collateral.   Upon payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman, which will in turn capitalize Yunji and Trussnet Dalian.   The Company accounts for the investment under the cost method of accounting.

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

NOTE 9- NOTES PAYABLE

Notes payable at June 30, 2009 were comprised of the following:

Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	113,823
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment	9,152
Note payable, due 7/3/09, with monthly payments of $5333 including interest at 15%, secured by equipment	7,956
Note payable, due 1/22/2010, with monthly payments of $8,889 including interest at 14%, secured by equipment	36,516
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment	88,051
Total	255,498
Less current portion:	(255,498)
Long term portion:	$-

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

NOTE 14- RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

N Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured	200,000
Note payable dated April 1, 2009, 8% per annum interest, due October 1, 2009; unsecured	100,000
Total	$950,000

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$18,278	$-	$-	$18,278
Investments	$-	$-	$5 ,000,000	$5 ,000,000
Total assets	$18,278	$-	$5 ,000,000	$5,018,278
Liabilities:
Debt Derivative	$-	$-	$(16,142,445)	$(16,142,445)

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

NOTE 16 – RESTATEMENT

In the Original Filing, the Company restated their Statement of Losses and Statement of Cash Flows for the period from April 4, 2008 (date of inception) through June 30, 2008 to properly classify research and development costs of $32,996,825 from construction in process to a current period expense and to correct the calculation of the beneficial conversion features relating to issued convertible debentures.  The effects on the statements are as follows:

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
(b)	Correct calculation of beneficial conversion feature in connection with convertible debentures issued

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In this Amendment No. 1, the Company restated its financial statements for the three  and six months ended June 30, 2009 and from April 4, 2008 (date of inception) through June 30, 2009 for the purpose of correcting errors in accounting for and disclosing the acquired investment in ChinaComm Cayman and the recording of the option to purchase additional equity interest in Chinacomm Cayman.

As of June 30, 2009, Condensed Consolidated Balance Sheet restatement is to:
•	Correct the recorded investment in ChinaComm Cayman
•	Eliminate the recording of the option to acquire additional interest in ChinaComm Cayman as a note payable
•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance sheet as of June 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
Cash	$18,278			$18,278
Accounts receivable, net	301,214			301,214
Accounts receivable, other	40,165			40,165
Inventory	3,693			3,693
Note receivable	2,915,016			2,915,016
Prepaid expenses	154,859			154,859
Deferred financing costs	1,614,969			1,614,969
Property, plant and equipment	599,180			599,180
Intangible assets	120,666			120,666
Goodwill	647,090			647,090
Investment, at cost	196,000,000	(191,000,000)	a	5,000,000
Total assets	$202,415,130	$191,000,000)		$11,415,130

Accounts payable and accrued liabilities	$52,563,052	$(4,711,333)	b	$47,851,719
Note payable	191,000,000	(191,000,000)	a	-
Unearned revenue	25,214			25,214
Line of credit	140,610			140,610
Advances from shareholders	109,626			109,626
Notes payable, related party	950,000			950,000
Notes payable	255,498			255,498
Convertible debentures	27,767,601			27,767,601
Derivative liability	16,142,445			16,142,445
Mandatory redeemable common stock	66,909			66,909
Total liabilities	289,020,955	195,711,333)		93,309,622

Preferred stock	-
Common stock	100,044			100,044
Additional paid in capital	36,348,858			36,348,858
Deficit	(128,068,853)	4,711,333	b	(123,357,520)
Accumulated other comprehensive income	14,126			14,126
Total stockholders' deficit	(91,605,825)	4,711,333		(86,894,492)
Total liabilities and stockholders' deficit	$197,415,130	$(191,000,000)		$6,415,130

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

For the three month period ended June 30, 2009, the Condensed Consolidated Statement of Loss restatement is to:

•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the three months ended June 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$199,238		$	$199,238
Cost of sales	128,431			128,431
Gross profit	70,807	-		70,807

OPERATING EXPENSES:
Selling, general and administrative	1,792,143			1,792,143
Depreciation and amortization	17,404			17,404
Research and development				-
Total operating expenses	1,809,547	-		1,809,547

Net loss from operations	(1,738,740)	-		(1,738,740)

OTHER INCOME (EXPENSES):
Other income (expense)	(787)			(787)
(Loss) gain on change in fair value of debt derivative	(4,663,364)			(4,663,364)
Interest expense	(8,722,566)	4,711,333	b	(4,011,233)
Net loss before provision for income taxes	15,125,457)	4,711,333		(10,414,124)
Income taxes	-	-		-

Net (loss)	(15,125,457)	4,711,333		(10,414,124)

Non controlling interest	3,048	-		3,048

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(15,122,409)	$4,711,333		$(10,411,076)

Net loss per common share (basic and fully diluted	$(0.15)	$0.04		$(0.11)

Weighted average number of shares outstanding, basic and fully diluted	98,981,026	98,981,026		98,981,026

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

For the six month period ended June 30, 2009, the Condensed Consolidated Statement of Loss restatement is to:

•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the six months ended June 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$199,238		$	$199,238
Cost of sales	128,431			128,431
Gross profit	70,807	-		70,807

OPERATING EXPENSES:
Selling, general and administrative	6,403,951			6,403,951
Depreciation and amortization	17,404			17,404
Research and development	9,727,038			9,727,038
Total operating expenses	16,148,393	-		16,148,393

Net loss from operations	(16,077,586)	-		(16,077,586)

OTHER INCOME (EXPENSES):
Other income (expense)	(787)			(787)
(Loss) gain on change in fair value of debt derivative	10,023,441			10,023,441
Interest expense	(12,697,006)	4,711,333	b	(7,985,673)
Net loss before provision for income taxes	(18,751,938)	4,711,333		(14,040,605)
Income taxes	-	-		-

Net (loss)	(18,751,938)	4,711,333		(14,040,605)

Non controlling interest	3,048	-		3,048

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(18,748,890)	$4,711,333		$(14,037,557)

Net loss per common share (basic and fully diluted	$(0.20)	$0.05		$(0.15)

Weighted average number of shares outstanding, basic and fully diluted	95,832,962	95,832,962		95,832,962

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

From April 4, 2008 (date of inception) through June 30, 2008, the Condensed Consolidated Statement of Loss restatement is to:

•	Properly record research and development expenditures as a current period expense
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the period from April 4, 2008 (date of inception) through June 30, 2008:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$-		$	$-
Cost of sales	-			-
Gross profit	-	-		-

OPERATING EXPENSES:
Selling, general and administrative	3,084,571			3,084,571
Depreciation and amortization	-			-
Research and development	-	32,996,925	c	32,996,925
Total operating expenses	3,084,571	32,996,925		36,081,496

Net loss from operations	(3,084,571)	(32,996,925)		(36,081,496)

OTHER INCOME (EXPENSES):
Other income (expense)	-			-
(Loss) gain on change in fair value of debt derivative	-			-
Interest expense	(46,490,350)	20,424,155	d	(26,066,195)
Net loss before provision for income taxes	(49,574,921)	(12,572,770)		(62,147,691)
Income taxes	-	-		-

Net (loss)	(49,574,921)	(12,572,770)		(62,147,691)

Non controlling interest	-	-		-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(49,574,921)	$(12,572,770)		$(62,147,691)

Net loss per common share (basic and fully diluted	$(0.82)	$(0.20)		$(1.02)

Weighted average number of shares outstanding, basic and fully diluted	60,671,970	60,671,970		60,671,970

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

From April 4, 2008 (date of inception) through June 30, 2009, the Condensed Consolidated Statement of Loss restatement is to:

•	Reverse the accrual on interest previously booked towards note payable
•	Properly record research and development expenditures previously recorded as construction in process
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the period from April 4, 2008 (date of inception) through June 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$199,238		$	$199,238
Cost of sales	128,431			128,431
Gross profit	70,807	-		70,807

OPERATING EXPENSES:
Selling, general and administrative	14,222,280			14,222,280
Depreciation and amortization	17,404			17,404
Research and development	28,558,285	32,996,925	c	61,555,210
Total operating expenses	42,797,969	32,996,925		75,794,894

Net loss from operations	(42,727,162)	(32,996,925)		(75,724,087)

OTHER INCOME (EXPENSES):
Other income (expense)	(787)			(787)
Loss on investments, related party	(6,636,410)			(6,636,410)
(Loss) gain on change in fair value of debt derivative	(2,059,059)			(2,059,059)
Interest expense	(63,725,642)	25,135,488	b,d	(38,590,154)
Net loss before provision for income taxes	(115,149,060)	(7,861,437)		(123,010,497)
Income taxes	-	-		-

Net (loss)	(115,149,060)	(7,861,437)		(123,010,497)

Non controlling interest	3,048	-		3,048

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(115,146,012)	$(7,861,437)		$(123,007,449)

Net loss per common share (basic and fully diluted	$(1.90)	$(0.13)		$(2.03)

Weighted average number of shares outstanding, basic and fully diluted	60,671,970	60,671,970		60,671,970

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

For the six month period ended June 30, 2009, the Condensed Consolidated Statement of Cash Flow restatement is to:

•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,748,890)	4,711,333	b	(14,037,557)
Adjustments to reconcile net loss to net cash provided by operating activities:				-
Depreciation and amortization	17,404			17,404
Non controlling interest	(3,048)			(3,048)
Amortization of financing costs	1,588,639			1,588,639
Accretion of convertible debt	6,232,500			6,232,500
Gain on change in fair value of debt derivative	(10,023,441)			(10,023,441)
Common stock issued in exchange for services	3,324,211			3,324,211
(Increase) decrease in:				-
Accounts receivable	(29,795)			(29,795)
Inventory	119			119
Note receivable	124,107			124,107
Prepaid expenses	(18,023)			(18,023)
Increase (decrease) in:
Accounts payable and accrued liabilities	16,771,249	(4,711,333)	b	12,059,916
Unearned revenue	(9,636)	-		(9,636)
Net cash used in operating activities	(774,604)	-		(774,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419			19,419
Net cash provided by (used in) investing activities	19,419	-		19,419

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	109,626			109,626
Payments made to notes payable	(31,867)			(31,867)
Proceeds from notes payable, related party	675,000			675,000
Net cash provided by financing activities	752,759	-		752,759

Effect of currency rate change on cash	14,126	-		14,126

Net increase in cash and cash equivalents	11,700	-		11,700

Cash and cash equivalents, beginning of the period	6,578	-		6,578
Cash and cash equivalents, end of the period	$18,278	$-		$18,278

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

From April 4, 2008 (date of inception) through June 30, 2009, the Condensed Consolidated Statement of Cash Flows restatement is to:

•	Reverse the accrual on interest previously booked towards note payable
•	Properly record research and development expenditures previously recorded as construction in process
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Cash Flows for the period from April 4, 2008 (date of inception) through June 30, 2008:

	As previously
	Reported	Adjustment	Ref	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,146,012)	(7,861,437)	b,c,d	(123,007,449)
Adjustments to reconcile net loss to net cash provided by operating activities:				-
Depreciation and amortization	17,404			17,404
Non controlling interest	(3,048)			(3,048)
Amortization of financing costs	1,974,827			1,974,827
Accretion of convertible debt	7,747,583			7,747,583
Gain on change in fair value of debt derivative	2,059,059			2,059,059
Common stock issued for services	3,324,211			3,324,211
Construction in progress	(32,996,825)	32,996,825	c	-
Beneficial conversion feature in conjunction with the issuance of convertible debentures	47,485,142	(20,424,155)	d	27,060,987
(Increase) decrease in:				-
Accounts receivable	(29,795)			(29,795)
Inventory	119			119
Note receivable	124,107			124,107
Prepaid expenses	(17,985)			(17,985)
Increase (decrease) in:				-
Accounts payable and accrued liabilities	61,054,448	(4,711,233)	b	56,343,215
Unearned revenue	(9,636)	-		(9,636)
Net cash used in operating activities	(24,416,401)	-		(24,416,401)

(Table continued on following page)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	As previously
	Reported	Adjustment	Ref	As restated
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419			19,419
Proceeds received in connection with reverse merger	55,404			55,404
Investment in Chinacomm	(5,000,000)	-		(5,000,000)
Net cash provided by (used in) investing activities	(4,925,177)	-		(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	109,626			109,626
Payments made to notes payable	(31,867)			(31,867)
Proceeds from notes payable, related party	675,000			675,000
Net proceeds from issuance of convertible debentures	28,592,971			28,592,971
Net cash provided by financing activities	29,345,730	-		29,345,730

Effect of currency rate change on cash	14,126	-		14,126

Net increase in cash and cash equivalents	18,278	-		18,278

Cash and cash equivalents, beginning of the period	-	-		-
Cash and cash equivalents, end of the period	$18,278	$-		$18,278

(a)	Reverse recording of option to purchase additional interest in ChinaComm Cayman as note payable
(b)	Reverse recording of accrued interest on option to purchase additional interest in ChinaComm Cayman
(c)	Properly charge to current period operations research and development costs
(d)	Correct determination of beneficial conversion feature relating to convertible debt.

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

Overview and Business Operations

Peoples Republic of China

The present operations of China Tel Group, Inc. (“Company”) conducted in the Peoples Republic of China (“PRC”), all of which are conducted through the Company's wholly-owned subsidiary, Trussnet USA, Inc., a Nevada corporation ("Trussnet"), consist of providing engineering and deployment services related to the build-out of a broadband wireless telecommunications network in several cities in the PRC for CECT-Chinacomm Communications Co, Ltd., a PRC company (together with its subsidiaries and affiliates, “Chinacomm”).   The Company has a right to acquire up to a 49% equity interest in ChinaComm, Limited, a Cayman Island corporation (“ChinaComm Cayman”).  The remaining 51% equity interest in ChinaComm Cayman is held by affiliates of Chinacomm.

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

  Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for approximately 90 % of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become material to the Company’s operations only when we provide a sufficient amount of cash towards our optional acquisition of 49% of ChinaComm Cayman.  The funds provided by our acquisition will be used to acquire Equipment and capitalize Yunji and Trussnet Dalian.  Until we provide this capital, Chinacomm will continue to operate the network and retain any revenue it generates from the network .

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

Financial Overview

Since our inception, the Company has incurred comprehensive accumulated deficit of $ 123,357,520.   As of June 30, 2009, the Company had cash of $18,278 and had current liabilities of $293,954,046.  (Reference in this report to “Since our inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.).  The Company has expressed substantial doubt about its ability to continue as a going concern.  In order to continue to operate our business, the Company will need to raise substantial amounts of additional capital and/or debt.

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
On March 9, 2009, the Company acquired an option to acquire 49% of the authorized shares of ChinaComm Cayman for a purchase price of $ 191 million from Trussnet Capital Partners (HK ), Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction due to our lack of funds.  The Company paid $5 million of the purchase price in cash directly to Chinacomm and will bay the balance of $191 million from expected funding from Olotoa.   Upon our payment for ChinaComm Cayman , Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman , which will in turn capitalize Yunji and Trussnet Dalian.

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

The Company's selling, general and administrative expenses for the three months ended June 30, 2009 decreased by $1,292,428, or 41.9% as compared to the same period last year.  The decrease is primarily associated with reduced costs for service providers and other consultants during the current period compared to the same period last year.

Research and development:

June 30, 2009	June 30, 2008
$-	$32,996,825

The Company's research and development costs decreased $32,996,825, or 100% as compared to the same period last year.  The Company's investments in R&D are primarily complete as compared to R&D investments during the same period last year, when we were in the initial phases of deployment operations.

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

Interest expense:

June 30, 2009	June 30, 2008
$4,011,233	$26,026,195

For the three months ended June 30, 2009, the Company's interest expense decreased $ 22,014,962 , or 84.6%, compared to the similar period last year.  This decrease is primarily attributable to incurring a beneficial conversion feature of $25,584,145 last year relating to convertible notes issued during the first three months of 2008, compared to an amortization of debt discount of $3,133,467 during the current period relating to notes issued on November 17, 2008, plus increased accrued interest cost.

  Net loss :

June 30, 2009	June 30, 2008
$10,411,076	$62,147,591

For the three months ended June 30, 2009, our net loss decreased by $ 51,736,515 , or 83.3%, as compared to the same period last year, primarily for the reasons described above.

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

Research and development:

June 30, 2009
$9,727,038

Our research and development costs of $9,727,038 are a reduction as compared to the short prior period.  Our investments in R&D are primarily complete as compared to our the same period last year, when we were in initial phases of deployment operations .

Other Income (expense):

Gain on change in fair value of debt derivative:

June 30, 2009
$10,023,441

For the six months ended June 30, 2009, we incurred a non cash gain from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008.  We did not have any derivatives as of June 30, 2008.

Interest expense:

June 30, 2009
$7,985,673

For the six months ended June 30, 2009, our interest expense of $ 7,985,673 includes approximately $6.2 million in amortized debt discount relating to our convertible notes issued on November 17, 2008.

Net loss:

June 30, 2009
$14,037,557

Our net loss of $ 14,037,557 for the six months ended June 30, 2009 is the result of the factors described above.

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

ITEM 4(T).	CONTROLS AND PROCEDURES .

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