Form 10-Q/A
period 2009-09-30
China Tel Group Inc
filed 2010-04-15
CIK 1357531

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

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12520 High Bluff Drive, Suite 145, San Diego, CA  92130
(Address of principal executive offices) (zip code)

858-259-6614
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  As of  November 9, 2009 the registrant had 170,863,298 shares of its Series A common stock outstanding with a par value of $0.001 and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of China Tel Group, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 12, 2009 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting errors in accounting for and disclosing the acquired investment in ChinaComm Cayman and the recording of the option to purchase additional interest thereof.

We have not updated the information contained herein for events occurring subsequent to November 12, 2009, the filing date of the Original Filing.

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2009, three months ended September 30, 2008, April 4, 2008 (date of inception) through September 30, 2008 and from April 4, 2008 (date of inception) through September 30, 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through September 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, April 4, 2008 (date of inception) through September 30, 2008 and from April 4, 2008 (date of inception) through September 30, 2009 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Item 4(T).	Controls and Procedures	43

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

PART I - FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(RESTATED)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$18,121	$6,578
Accounts receivable, net of provision for bad debts of $4,695	89,179	-
Accounts receivable, other	8,742	-
Inventory	7,693	-
Note receivable	2,915,016	3,039,123
Prepaid expenses	163,946	-
Deferred financing costs, net of accumulated amortization of $3,000,883 and $386,188, respectively	870,919	3,203,608
Total current assets	4,073,616	6,249,309

Property, plant and equipment, net of accumulated depreciation of $1,278,598	591,112	-

Other assets:
Intangible assets, net of accumulated amortization of $142,536	119,214	-
Goodwill	797,156	-
Investments, at cost	5,000,000	5,000,000
Total other assets	5,916,370	5,000,000

Total assets	$10,581,098	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$52,494,760	$42,632,534
Unearned revenue	23,040	-
Line of credit	141,593	-
Advances from shareholders	231,471	-
Notes payable, related party	1,050,000
Notes payable	245,463	-
Convertible debentures, net of unamortized discount of $1,570,128 and $12,568,303, respectively	22,549,557	21,535,101
Derivative liability	4,144,550	26,165,886
Total current liabilities	80,880,434	90,333,521

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	80,947,343	90,400,430

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 163,497,600 and 89,458,947 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	163,498	89,459
Additional paid in capital	65,099,150	30,079,383
Accumulated deficit	(135,658,937)	(109,319,963)
Accumulated other comprehensive income	30,044	-
Total China Tel Group, Inc.'s stockholders' deficit	(70,366,245)	(79,151,121)
Non controlling interest	-	-
Total stockholder's deficit	(70,366,245)	(79,151,121)

Total liabilities and stockholders' deficit	$10,581,098	$11,249,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(Unaudited)
(RESTATED)

				From April 4, 2008	From April 4, 2008
	Three months	Three months	Nine months	(date of inception)	(date of inception)
	ended	ended	ended	Through	Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE	$258,528	$-	$457,766	$-	$457,766
Cost of sales	235,816	-	364,247	-	364,247
Gross profit	22,712	-	93,519	-	93,519

OPERATING EXPENSES:
Selling, general and administrative expenses	18,801,147	1,943,302	25,205,098	5,027,872	33,023,427
Depreciation and amortization	41,476	-	58,880	-	58,880
Research and development costs	30,000	11,016,074	9,757,038	44,012,899	61,585,210
Total operating expenses	18,872,623	12,959,376	35,021,016	49,040,771	94,667,517

Net loss from operations	(18,849,911)	(12,959,376)	(34,927,497)	(49,040,771)	(94,573,998)

OTHER INCOME (EXPENSES):
Other (expenses)	(36,120)	-	(36,907)	-	(36,907)
Gain on foreign currency transactions	25,967		25,967		25,967
Loss on investments, related party	-	-	-	-	(6,636,410)
Gain on change in fair value of debt derivative	11,997,895	-	22,021,336	-	9,938,836
Interest expense	(5,436,200)	(2,213,106)	(13,421,873)	(28,279,301)	(44,026,354)

Net loss before provision for income taxes	(12,298,369)	(15,172,482)	(26,338,974)	(77,320,072)	(135,308,866)

Income taxes	-	-	-	-	-

Net (Loss)	(12,298,369)	(15,172,482)	(26,338,974)	(77,320,072)	(135,308,866)

Non controlling interest	-	-	-	-	-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(12,298,369)	$(15,172,482)	$(26,338,974)	$(77,320,072)	$(135,308,866)

Net loss per common share (basic and fully diluted)	$(0.10)	$(0.17)	$(0.25)	$(1.04)	$(1.46)
Weighted average number of shares outstanding, basic and fully diluted	125,166,675	87,439,040	105,894,140	74,428,713	92,565,014

Comprehensive Loss:
Net Loss	$(12,298,369)	$(15,172,482)	$(26,338,974)	$(77,320,072)	$(135,308,866)
Foreign currency translation gain	30,044	-	30,044	-	30,044

Comprehensive Loss:	(12,268,325)	(15,172,482)	(26,308,930)	(77,320,072)	(135,278,822)
Comprehensive loss attributable to the non controlling interest	-	-	-	-	-
Comprehensive loss attributable to China Tel Group, Inc.	$(12,268,325)	$(15,172,482)	$(26,308,930)	$(77,320,072)	$(135,278,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009
(Unaudited)
(RESTATED)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other		Non	Total
			Series A		Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	1,396,608	-	-	-	1,398,080

Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	1,774,814	-	-	-	1,776,684

Net loss	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)

Balance, December 31, 2008	-	-	89,458,947	89,459	30,079,383	-	(109,319,963)	-	(79,151,121)
Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	385,401	-	-	-	385,807

Subtotal	-	-	97,669,605	$97,670	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009
(Unaudited)
(RESTATED)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other		Non	Total
			Series A		Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance forward	-	-	97,669,605	$97,670	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	429,000	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	1,075,100	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered	-	-	7,403,149	7,403	5,945,116	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	6,094,339	-	-	-	6,102,492
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	7,247,020	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	4,059,520	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	4,198,720	-	-	-	4,213,262

Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	(3,000)	-	-	-	-

Equity based compensation	-	-	-	-	510,577	-	-	-	510,577
Foreign currency translation gain	-	-	-	-	-	30,044	-	-	30,044

Net loss	-	-	-	-	-	-	(26,338,974)	-	(26,338,974)

Balance, September 30, 2009	-	$-	163,497,600	$163,498	$65,099,150	$30,044	$(135,658,937)	$-	$(70,366,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(RESTATED)

		From April 4, 2008	From April 4, 2008
	Nine months	(date of inception)	(date of inception)
	Ended	Through	Through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,338,974)	$(77,320,072)	$(135,308,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,880	-	58,880
Non controlling interest	-	-	-
Amortization of financing costs	2,614,695	-	3,000,883
Accretion of convertible debt	10,998,175	-	12,513,258
Gain on change in fair value of debt derivative	(22,021,336)	-	(9,938,836)
Common stock issued in exchange for services	20,653,684	-	20,653,684
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	27,060,987	27,060,987
(Increase) decrease in:
Accounts receivable	60,549	-	60,549
Inventory	(3,881)	-	(3,881)
Note receivable	124,107		124,107
Prepaid expenses	(27,110)		(27,072)
Increase (decrease) in:
Accounts payable and accrued liabilities	12,921,505	27,358,464	57,204,804
Unearned revenue	(11,810)	-	(11,810)
Net cash used in operating activities	(971,516)	(22,900,621)	(24,613,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419	-	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(5,000,000)	(5,000,000)
Net cash provided by (used in) investing activities	19,419	(5,000,000)	(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	231,471	-	231,471
Payments made to notes payable	(41,902)	-	(41,902)
Proceeds from notes payable, related party	775,000	-	775,000
Net proceeds from issuance of convertible debentures	-	28,198,938	28,592,971
Net cash provided by financing activities	964,569	28,198,938	29,557,540

Effect of currency rate change on cash	(929)	-	(929)

Net increase in cash and cash equivalents	11,543	298,317	18,121

Cash and cash equivalents, beginning of the period	6,578	-	-
Cash and cash equivalents, end of the period	$18,121	$298,317	$18,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$14,010,122	$4,322,844	$18,332,966
Common stock issued for services rendered	$20,653,684	$-	$20,653,684

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

The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities, and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”).  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through September 30, 2009, the Company has accumulated losses of $ 135,658,937.   (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

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

Investments

The Company entered into a Framework Agreement whereby the Company, through its subsidiary, Gulfstream Capital Partners, Ltd., agreed to acquire 49% interest in ChinaComm Cayman for a total purchase price of $196 million.  At December 31, 2008, pursuant to the agreement, the Company has paid $5,000,000 toward the purchase with an option to acquire up to 49% pursuant to a non-recouse promissory note for $191,000,000 issued on March 9, 2009 .  See Note 6 for complete discussion.

The Company did not evaluate for impairment, and the fair value of the cost-method investment is not estimated since there is no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined in accordance with SFAS No. 107 that it was not practicable to estimate the fair value of the investment.

Liquidity

As shown in the accompanying financial statements, the Company incurred loss from operations of $ 26,338,974 for the nine month period ended September 30, 2009 and $ 135,308,866 since the Company’s date of inception through September 30, 2009.

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

FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”) and formerly referred to as FAS 168) establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States generally accepted accounting principles. . Rules and interpretive releases of the SEC under authority of Federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $ 26,338,974 for the nine month period ended September 30, 2009.  Additionally, the Company has negative working capital of $ 76,806,818 as of September 30, 2009.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 - NOTE RECEIVABLE

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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses at September 30, 2009 are comprised of the following:

Prepaid insurance	$1,590
Prepaid payroll taxes	149,794
Deferred charges	6,289
Other prepaid expenses	6,273
Total prepaid expenses	$163,946

NOTE 5 - DEFERRED FINANCING COSTS

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

NOTE 6 - DEPOSITS AND INVESTMENTS

The Company, on March 9, 2009, acquired the option to purchase up to 49% of the authorized shares of ChinaComm Cayman for a purchase price of $ 191 million from Trussnet Capital Partners (HK) Ltd.  Trussnet Capital Partners (HK) Ltd., of which Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction.  The Company previously paid $5 million of the purchase price in cash to Chinacomm anddelivered to Trussnet Capital Partners (KH) Ltd. a $191 million promissory note secured by the ChinaComm Cayman shares acquired in the transaction.  The promissory note bears interest of 8% per annum, payable quarterly, has a due date of March 9, 2010 and is non-recourse, except for the pledged collateral.  Upon payment of this note, Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman, which will in turn capitalize Yunji and Trussnet Dalian. The Company accounts for the investment under the cost method of accounting.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

As of September 30, 2009, ChinaComm Cayman was an inactive entity with no assets, liabilities or operating activities except for contractual rights in the operation of the Chinacomm Network.

The Company did not evaluate for impairment, and the fair value of the cost -method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined, in accordance with SFAS No. 107 , that it is not practicable to estimate the fair value of the investment.

NOTE 7 - INTANGIBLE ASSETS

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

NOTE 8 - CONVERTIBLE NOTES

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

NOTE 9 - NOTES PAYABLE

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
SEPTEMBER 30, 2009

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 12 - MANDATORY REDEEMABLE SERIES B COMMON STOCK

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

NOTE 13 - STOCKHOLDERS EQUITY

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

NOTE 14 - RELATED PARTY TRANSACTIONS

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

NOTE 15 - FAIR VALUE MEASUREMENT

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
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$18,121	$-	$-	$18,121

Equity Based Investments	-	-	5,000,000	5,000,000

Total assets	$18,121	$-	$5,000,000	$5,018,121

Liabilities:
Debt Derivative	$-	$-	$(4,144,550)	$(4,144,550)

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 16 - RESTATEMENT

In the Original Filing, the Company restated their Statement of Losses for the periods for the three months ended September 30, 2008 from April 4, 2008 (since the Company’s date of inception) through September 30, 2008 and the Statement of Cash Flows from April 4, 2008 (since the Company’s date of inception) through September 30, 2008 to properly classify research and development costs of $32,996,825 from construction in process to a current period expense and to correct the calculation of the beneficial conversion features relating to issued convertible debentures.  The effects on the statements are as follows:

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
(b)	Correct calculation of beneficial conversion feature in connection with convertible debentures issued

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
In this Amendment No. 1, the Company restated its financial statements for the three months and six months ended June 30, 2009 and from April 4, 2008 (date of inception) through June 30, 2009 for the purpose of correcting errors in accounting and disclosing the acquired investment in ChinaComm Cayman and the recording of the option to purchase additional equity interest in Chinacomm Cayman.

•	As of September 30, 2009, Condensed Consolidated Balance Sheet restatement is to:
•	Correct the recorded investment in ChinaComm Cayman
•	Eliminate the recording of the option to acquire additional interest in ChinaComm Cayman as a note payable
•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance sheet as of September 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
Cash	$18,121	$		$18,121
Accounts receivable, net	89,179			89,179
Accounts receivable, other	8,742			8,742
Inventory	7,693			7,693
Note receivable	2,915,016			2,915,016
Prepaid expenses	163,946			163,946
Deferred financing costs	870,919			870,919
Property, plant and equipment	591,112			591,112
Intangible assets	119,214			119,214
Goodwill	797,156			797,156
Investment, at cost	196,000,000	(191,000,000)	a	5,000,000
Total assets	$201,581,098	$(191,000,000)		$10,581,098

Accounts payable and accrued liabilities	$61,026,093	$(8,531,333)	b	$52,494,760
Note payable	191,245,463	(191,000,000)	a	245,463
Unearned revenue	23,040			23,040
Line of credit	141,593			141,593
Advances from shareholders	231,471			231,471
Notes payable, related party	1,050,000			1,050,000
Convertible debentures	22,549,557			22,549,557
Derivative liability	4,144,550			4,144,550
Mandatory redeemable common stock	66,909			66,909
Total liabilities	280,478,676	(199,531,333)		80,947,343

Preferred stock	-
Common stock	163,498			163,498
Additional paid in capital	65,099,150			65,099,150
Deficit	(144,190,270)	8,531,333	b	(135,658,937)
Accumulated other comprehensive income	30,044			30,044
Total stockholders' deficit	(78,897,578)	8,531,333		(70,366,245)
Total liabilities and stockholders' deficit	$201,581,098	$(191,000,000)		$10,581,098

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

For the three month period ended September 30, 2009, the Condensed Consolidated Statement of Loss restatement is to:

•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the three months ended September 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$258,528	$		$258,528
Cost of sales	235,816			235,816
Gross profit	22,712	-		22,712

OPERATING EXPENSES:
Selling, general and administrative	18,801,147			18,801,147
Depreciation and amortization	41,476			41,476
Research and development	30,000			-
Total operating expenses	18,872,623	-		18,842,623

Net loss from operations	(18,849,911)	-		(18,819,911)

OTHER INCOME (EXPENSES):
Other income (expense)	(36,120)			(36,120)
Gain on foreign currency transactions	25,967			25,967
Gain on change in fair value of debt derivative	11,997,895			11,997,895
Interest expense	(9,256,200)	3,820,000	b	(5,436,200)
Net loss before provision for income taxes	(16,118,369)	3,820,000		(12,268,369)
Income taxes	-	-		-

Net (loss)	(16,118,369)	3,820,000		(12,268,369)

Non controlling interest	-	-		-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(16,118,369)	$3,820,000		$(12,268,369)

Net loss per common share (basic and fully diluted	$(0.13)	$0.03		$(0.10)

Weighted average number of shares outstanding, basic and fully diluted	125,166,675	125,166,675		125,166,675

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

For the nine month period ended September 30, 2009, the Condensed Consolidated Statement of Loss restatement is to:

•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the nine months ended September 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$457,766	$		$457,766
Cost of sales	364,247			364,247
Gross profit	93,519	-		93,519

OPERATING EXPENSES:
Selling, general and administrative	25,205,098			25,205,098
Depreciation and amortization	58,880			58,880
Research and development	9,757,038			9,757,038
Total operating expenses	35,021,016	-		35,021,016

Net loss from operations	(34,927,497)	-		(34,927,497)

OTHER INCOME (EXPENSES):
Other income (expense)	(36,907)			(36,907)
Gain on foreign currency transactions	25,967			25,967
Gain on change in fair value of debt derivative	22,021,336			22,021,336
Interest expense	(21,953,206)	8,531,333	b	(13,421,873)
Net loss before provision for income taxes	(34,870,307)	8,531,333		(26,338,974)
Income taxes	-	-		-

Net (loss)	(34,870,307)	8,531,333		(26,338,974)

Non controlling interest	-	-		-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(34,870,307)	$8,531,333		$(26,338,974)

Net loss per common share (basic and fully diluted	$(0.33)	$0.08		$(0.25)

Weighted average number of shares outstanding, basic and fully diluted	105,894,140	105,894,140		105,894,140

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

For the three months ended September 30, 2008, the Condensed Consolidated Statement of Loss restatement is to:

•	Properly record research and development expenditures as a current period expense
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the three month period ended September 30, 2008:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$-	$		$-
Cost of sales	-			-
Gross profit	-	-		-

OPERATING EXPENSES:
Selling, general and administrative	1,943,302			1,943,302
Depreciation and amortization	-			-
Research and development	-	11,016,074	c	11,016,074
Total operating expenses	1,943,302	11,016,074		12,959,376

Net loss from operations	(1,943,302)	(11,016,074)		(12,959,376)

OTHER INCOME (EXPENSES):
Other income (expense)	-			-
(Loss) gain on change in fair value of debt derivative	-			-
Interest expense	(9,561,638)	7,348,532	d	(2,213,106)
Net loss before provision for income taxes	(11,504,940)	(3,667,542)		(15,172,482)
Income taxes	-	-		-

Net (loss)	(11,504,940)	(3,667,542)		(15,172,482)

Non controlling interest	-	-		-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(11,504,940)	$(3,667,542)		$(15,172,482)

Net loss per common share (basic and fully diluted	$(0.13)	$(0.04)		$(0.17)

Weighted average number of shares outstanding, basic and fully diluted	87,439,040	87,439,040		87,439,040

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

From April 4, 2008 (date of inception) through September 30, 2008, the Condensed Consolidated Statement of Loss restatement is to:

•	Properly record research and development expenditures as a current period expense
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the period from April 4, 2008 (date of inception) through September 30, 2008:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$-	$		$-
Cost of sales	-			-
Gross profit	-	-		-

OPERATING EXPENSES:
Selling, general and administrative	5,027,872			5,027,872
Depreciation and amortization	-			-
Research and development	-	44,012,899	c	44,012,899
Total operating expenses	5,027,872	44,012,899		49,040,771

Net loss from operations	(5,027,872)	(44,012,899)		(49,040,771)

OTHER INCOME (EXPENSES):
Other income (expense)				-
Gain on foreign currency transactions				-
Gain on change in fair value of debt derivative				-
Interest expense	(56,051,988)	27,772,687	d	(28,279,301)
Net loss before provision for income taxes	(61,079,860)	(16,240,212)		(77,320,072)
Income taxes	-	-		-

Net (loss)	(61,079,860)	(16,240,212)		(77,320,072)

Non controlling interest	-	-		-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(61,079,860)	$(16,240,212)		$(77,320,072)

Net loss per common share (basic and fully diluted	$(0.82)	$(0.22)		$(1.04)

Weighted average number of shares outstanding, basic and fully diluted	74,428,713	74,428,713		74,428,713

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

From April 4, 2008 (date of inception) through September 30, 2009, the Condensed Consolidated Statement of Loss restatement is to:

•	Reverse the accrual on interest previously booked towards note payable
•	Properly record research and development expenditures previously recorded as construction in process
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Loss for the period from April 4, 2008 (date of inception) through September 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
REVENUE	$457,766	$		$457,766
Cost of sales	364,247			364,247
Gross profit	93,519	-		93,519

OPERATING EXPENSES:
Selling, general and administrative	33,023,427			33,023,427
Depreciation and amortization	58,880			58,880
Research and development	17,572,311	44,012,899	c	61,585,210
Total operating expenses	50,654,618	44,012,899		94,667,517

Net loss from operations	(50,561,099)	(44,012,899)		(94,573,998)

OTHER INCOME (EXPENSES):
Other income (expense)	(36,907)			(36,907)
Gain on foreign currency transaction	25,967			25,967
Loss on investments, related party	(6,636,410)			(6,636,410)
Gain on change in fair value of debt derivative	9,938,836			9,938,836
Interest expense	(80,330,374)	36,304,020	b,d	(44,026,354)
Net loss before provision for income taxes	(127,599,987)	(7,708,879)		(135,308,866)
Income taxes	-	-		-

Net (loss)	(127,599,987)	(7,708,879)		(135,308,866)

Non controlling interest	-	-		-

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(127,599,987)	$(7,708,879)		$(135,308,866)

Net loss per common share (basic and fully diluted	$(1.38)	$(0.08)		$(1.46)

Weighted average number of shares outstanding, basic and fully diluted	92,565,014	92,565,014		92,565,014

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

For the nine month period ended September 30, 2009, the Condensed Consolidated Statement of Cash Flow restatement is to:

•	Reverse the accrual on interest previously booked towards note payable

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,870,307)	8,531,333	b	(26,338,974)
Adjustments to reconcile net loss to net cash provided by operating activities:				-
Depreciation and amortization	58,880			58,880
Non controlling interest	-			-
Amortization of financing costs	2,614,695			2,614,695
Accretion of convertible debt	10,998,175			10,998,175
Gain on change in fair value of debt derivative	(22,021,336)			(22,021,336)
Common stock issued in exchange for services	20,653,684			20,653,684
(Increase) decrease in:				-
Accounts receivable	60,549			60,549
Inventory	(3,881)			(3,881)
Note receivable	124,107			124,107
Prepaid expenses	(27,110)			(27,110)
Increase (decrease) in:				-
Accounts payable and accrued liabilities	21,452,838	(8,531,333)	b	12,921,505
Unearned revenue	(11,810)	-		(11,810)
Net cash used in operating activities	(971,516)	-		(971,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419			19,419
Proceeds received in connection with reverse merger	-			-
Investment in Chinacomm	-			-
Net cash provided by (used in) investing activities	19,419	-		19,419

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	231,471			231,471
Payments made to notes payable	(41,902)			(41,902)
Proceeds from notes payable, related party	775,000			775,000
Net cash provided by financing activities	964,569	-		964,569

Effect of currency rate change on cash	(929)	-		(929)

Net increase in cash and cash equivalents	11,543	-		11,543

Cash and cash equivalents, beginning of the period	6,578	-		6,578
Cash and cash equivalents, end of the period	$18,121	$-		$18,121

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

For the period from April 4, 2008 (date of inception) through September 30, 2008, the Condensed Consolidated Statement of Cash Flow restatement is to:

•	Properly record research and development expenditures as a current period expense
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Cash Flows for the period from April 4, 2008 (date of inception) through September 30, 2008:

	As previously
	Reported	Adjustment	Ref	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,079,860)	(16,240,212)	c,d	(77,320,072)
Adjustments to reconcile net loss to net cash provided by operating activities:				-
Accretion of convertible debt	8,427,330	(8,427,330)	d	-
Construction in progress	(44,012,899)	44,012,899	c	-
Beneficial conversion feature in conjunction with the issuance of convertible debentures	46,406,344	(19,345,357)	d	27,060,987
Accounts payable and accrued liabilities	27,358,464			27,358,464
Net cash used in operating activities	(22,900,621)	-		(22,900,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.				-
Investment in Chinacomm	(5,000,000)	-		(5,000,000)
Net cash provided by (used in) investing activities	(5,000,000)	-		(5,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	28,198,938			28,198,938
Net cash provided by financing activities	28,198,938	-		28,198,938

Effect of currency rate change on cash	-	-		-

Net increase in cash and cash equivalents	298,317	-		298,317

Cash and cash equivalents, beginning of the period	-	-		-
Cash and cash equivalents, end of the period	$298,317	$-		$298,317

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

From April 4, 2008 (date of inception) through September 30, 2009, the Condensed Consolidated Statement of Cash Flows restatement is to:

•	Reverse the accrual on interest previously booked towards note payable
•	Properly record research and development expenditures previously recorded as construction in process
•	Correct calculation of the beneficial conversion feature related to convertible debt

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Cash Flows for the period from April 4, 2008 (date of inception) through September 30, 2009:

	As previously
	Reported	Adjustment	Ref	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,131,320)	(7,708,879)	b,c,d	(143,840,199)
Adjustments to reconcile net loss to net cash provided by operating activities:				-
Depreciation and amortization	58,880			58,880
Amortization of financing costs	3,000,883			3,000,883
Accretion of convertible debt	20,940,588	(8,427,330)	d	12,513,258
Gain on change in fair value of debt derivative	(9,938,836)			(9,938,836)
Common stock issued for services	20,653,684			20,653,684
Construction in progress	(44,012,899)	44,012,899	c	-
Beneficial conversion feature in conjunction with the issuance of convertible debentures	46,406,344	(19,345,357)	d	27,060,987
(Increase) decrease in:				-
Accounts receivable	60,549			60,549
Inventory	(3,881)			(3,881)
Note receivable	124,107			124,107
Prepaid expenses	(27,072)			(27,072)
Increase (decrease) in:				-
Accounts payable and accrued liabilities	74,267,470	(8,531,333)	b	65,736,137
Unearned revenue	(11,810)	-		(11,810)
Net cash used in operating activities	(24,613,313)	-		(24,613,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419			19,419
Proceeds received in connection with reverse merger	55,404			55,404
Investment in Chinacomm	(5,000,000)	-		(5,000,000)
Net cash provided by (used in) investing activities	(4,925,177)	-		(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	231,471			231,471
Payments made to notes payable	(41,902)			(41,902)
Proceeds from notes payable, related party	775,000			775,000
Net proceeds from issuance of convertible debentures	28,592,971			28,592,971
Net cash provided by financing activities	29,557,540	-		29,557,540

Effect of currency rate change on cash	(929)	-		(929)

Net increase in cash and cash equivalents	18,121	-		18,121

Cash and cash equivalents, beginning of the period	-	-		-
Cash and cash equivalents, end of the period	$18,121	$-		$18,121

(a)	Reverse recording of option to purchase additional interest in ChinaComm Cayman as note payable
(b)	Reverse recording of accrued interest on option to purchase additional interest in ChinaComm Cayman
(c)	Properly charge to current period operations research and development costs
(d)	Correct determination of beneficial conversion feature relating to convertible debt.

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

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of ChinaComm Cayman, will operate and service the Chinacomm Network in exchange for a approximately ninety percent (90%) of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which Trussnet Dalian will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become material to the Company’s operations only when we provide a sufficient amount of cash towards our optional acquisition of 49% of ChinaComm Cayman.  The funds provided by our acquisition will be used to acquire the Equipment and to capitalize Yunji and Trussnet Dalian.  Until we provide this capital, Chinacomm will continue to operating the Chinacomm Network and retain any revenue it generates from therefrom.

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

On March 9, 2009, we acquired from Trussnet Capital Partners (HK), Ltd. an option to acquire up to 49% of the authorized shares of ChinaComm Cayman for a purchase price of $196 million (including $5 million previously paid directly to Chinacomm).   Trussnet Capital Partners (HK) Ltd., of which our President, Tay Yong Lee is the sole shareholder, provided bridge financing for this transaction due to our lack of funds.    Upon our payment for ChinaComm Cayman , Trussnet Capital Partners (HK) Ltd. will deliver the funds to ChinaComm Cayman which will in turn capitalize Yunji and Trussnet Dalian.

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

Interest Expense:

September 30, 2009	September 30, 2008
$5,436,200	$2,213,106

For the three months ended September 30, 2009, the Company's interest expense increased $ 3,223 ,094, or 145.6%, compared to the similar period last year.  This increase is primarily attributable to amortization of debt discount attributable to the amended and restated convertible notes issued on November 17, 2008 totaling $4,765,675.

Net Loss:

September 30, 2009	September 30, 2008
$12,298,369	$15,172,482

For the three months ended September 30, 2009, our net loss decreased by $ 2,874,113 , or 18.9%, as compared to the same period last year, primarily for the reasons described above.

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

Interest Expense:

September 30, 2009	September 30, 2008
$13,421,873	$28,279,301

For the nine months ended September 30, 2009, our interest expense of $ $13,421,873 includes approximately $11 million in amortized debt discount relating to our convertible notes issued on November 17, 2008. During the period from April 4, 2008 (since the Company’s date of inception) through September 30, 2008 we incurred a beneficial conversion feature of $27,060,987 relating to our convertible debt.

Net Loss:

September 30, 2009	September 30, 2008
$26,338,974	$77,320,072

Our net loss of $ $26,338,974 for the nine months ended September 30, 2009 is the result of the factors described above.

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

PART II - OTHER INFORMATION

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