Form 10-K
period 2009-12-31
China Tel Group Inc
filed 2010-04-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12520 High Bluff Drive, Suite 145, San Diego, California 92130
(Address of principal executive offices)

1-858-259-6614
(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2009 (the Registrant’s most recently completed second fiscal quarter) was approximately $37,018,847.00.

As of April 13, 2010, 289,764,577 shares of our Series A Common Stock, par value $0.001 per share (“Series A Common Stock”) are issued and outstanding, and 66,909,088 shares of our Series B Common Stock, par value $0.001 (“Series B Common Stock”) are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act").  Not Applicable.

CHINA TEL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, our ability to successfully transact business in China, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-K report in its entirety, including the risks described in "Risk Factors."  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this 10-K report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this annual report, the terms the "Company", “we", "our" and "us" refers to China Tel Group, Inc., a Nevada corporation, and our subsidiaries.

PART I

ITEM 1.  BUSINESS.

Overview

Our present operations, all of which are conducted through our wholly-owned subsidiary, Trussnet USA, Inc., a Nevada corporation ("Trussnet"), consist of providing engineering, architectural deployment services related to the build-out of a wireless broadband telecommunications network in several cities in the Peoples Republic of China (“PRC”) for CECT-Chinacomm Communications Co., a PRC company (together with its subsidiaries and affiliates, “Chinacomm”).

Chinacomm holds licenses and permits from the PRC to build and operate a 3.5 GHz wireless broadband telecommunications network ("Chinacomm Network") in 29 cities in the PRC.  These licenses currently run through February 2013.  Chinacomm has commenced the build-out of the Chinacomm Network in Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.  Portions of the Chinacomm Network are operational in Beijing, Shanghai and Shenzhen.

We contracted with Chinacomm to acquire a 49% equity interest in ChinaComm Limited, a Cayman Island corporation (“Chinacomm Cayman”) for $196 million, of which we paid Chinacomm $5,000,000.  When we were unable to complete the purchase, Trussnet Capital Partners (HK), Ltd. (“TCP”) acquired a 49% interest in Chinacomm Cayman and, on March 9, 2009, sold it to us under an asset purchase agreement and a $191,000,000 non-recourse promissory note.  We pledged the equity interest back to TCP as security for repayment of the note.  We are entitled to a pro-rata release of the pledged collateral, as we reduce the principle balance of the note through repayment.  Our acquisition is characterized for accounting purposes as an option to acquire up to 49% equity interest in Chinacomm Cayman, because our note to TCP is non-recourse except as to the pledged collateral.

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of Chinacomm Cayman, will operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become effective when we have paid in the minimum amount required under Chinese law to capitalize Yunji and Trussnet Dalian.  We anticipate meeting the minimum capitalization requirements for Yunji and Trussnet Dalian by April 30, 2010.

Currently, substantially all of our business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  We are dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, we will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

Until March 31, 2009, we contracted with Trussnet USA, Inc., a Delaware corporation ("Trussnet Delaware") under separate control from our subsidiary of the same name, for the engineering, architectural and deployment services we provided to Chinacomm through that date.  These services, which Trussnet Delaware generally performed through subcontracts with vendors holding requisite local licenses, included radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installation of equipment and network architecture and engineering.  We have not billed Chinacomm any amounts for the services provided to date.  We have accounted for the costs of these services as research and development.  We do not expect to bill or collect these amounts, until we are able to sufficiently capitalize Yunji and Trussnet Dalian to a level required for them to pay our invoices for services rendered.

Since our inception we have incurred accumulated losses of $165,000,000.  As of December 31, 2009, we had cash of $54,208 and current liabilities of approximately $69.1 million. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Current Agreements

Merger with Trussnet USA, Inc. (Nevada), Acquisition of Interest in ChinaComm Limited and Promissory Note to Trussnet Capital Partners

On May 21, 2008, we entered into a Reorganization and Merger Agreement (“Reorganization and Merger Agreement”) pursuant to which our wholly-owned subsidiary, Chinacomm Acquisition, Inc. ("Acquisition Subsidiary”), merged with and into Trussnet.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet, as the surviving corporation, became our wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet, we issued to the prior shareholders of Trussnet 66,909,088 shares of our Series A Common Stock and 66,909,088 shares of our Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,600,000 shares of our Series A Common Stock held by our shareholders prior to the merger were returned to us and cancelled.

Trussnet was formed in April 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm, pursuant to which Trussnet had the contractual right to acquire a 49% interest in Chinacomm Cayman for $196,000,000, of which we paid Chinacomm $5,000,000 in 2008 pursuant to a share subscription agreement.  When we were unable to complete the purchase pursuant to the share subscription agreement, TCP acquired from Chinacomm the same 49% interest in Chinacomm Cayman, pursuant to a substitute subscription agreement.  On March 9, 2009, TCP sold the 49% interest in Chinacomm Cayman to us under an Asset Purchase Agreement, a $191,000,000 non-recourse promissory note (“TCP Note”), and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provided us with non-recourse bridge financing for our acquisition, which for accounting purposes is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman, because the TCP Note is non-recourse except as to the pledged collateral.  As we reduce the principal balance of the TCP Note, TCP will pay an equal amount to Chinacomm Cayman pursuant to the substitute subscription agreement.  Chinacomm Cayman will, in turn, use the funds paid to capitalize Yunji and Trussnet Dalian, and to deploy the Chinacomm Network.  As we reduce the principal balance of the TCP Note, TCP will also release to us shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

The original maturity date of the TCP Note was March 9, 2010. On March 5, 2010, we entered into a first amendment to the TCP Note with TCP (“TCP First Amendment”).  The substantive terms of the First Amendment provide that: (i) TCP acknowledges receipt of a $2,000,000 partial payment of interest due on the TCP Note; (ii) the remaining $13,280,000 of accrued interest is added to the principal Note balance; (iii) the interest rate on the amended principal balance is increased from 8% to 10% per annum; (iv) the maturity date of the Note is extended from March 9, 2010 to April 10, 2010 in exchange for an extension fee equal to 1% to be added to the amended principal balance of the Note; (v) we can request 5 additional 30 day extensions with additional 1% extension fees to be added to the amended principal balance of the Note for each extension request TCP approves; (vi) TCP has the option to accept any or all of the amount due in the form of the Company’s Series A Common Stock as provided in the First Amendment; (vii) we are relieved of the obligation under the Note to apply all net proceeds of any equity or debt financing in excess of commissions and offering expenses towards repayment of the Note; and (viii) TCP waived any event of default that may have occurred prior to the effective date of the First Amendment.

On March 16, 2010, we entered into a second amendment to the TCP Note (“Second Amendment’).  The Second Amendment provides TCP has the right to elect to receive payment of all or any portion of the past or future accrued interest and/or extension fees, but not any portion of the original principal balance, in either cash, or in shares of Series A Common Stock of the Company as provided in the Second Amendment.

On April 9, 2010, we entered into a third amendment to the TCP Note (“Third Amendment”).  In exchange for an extension fee, the Third Amendment extends the maturity date of the Note to May 8, 2010.

Acquisition of Perusat S.A.

Our operations in Peru are all conducted through Perusat, S.A., a Peruvian company (“Perusat”).  On April 15, 2009, we acquired 95% of the stock of Perusat through Gulfstream Capital Partners, Ltd., a Seychelles corporation and wholly owned subsidiary of Trussnet, in exchange for 1,000,000 shares of our Series A Common Stock (valued at $2.50 per share), and cash in the amount of $275,000.  We have delivered the share consideration and have received the Perusat shares in return.  The $275,000 is payable as follows: (i) $50,000 at the closing of the transaction ; (ii) $50,000 at June 30, 2009; (iii) $50,000 at the end of each of the three following quarters; and (iv) the balance of the purchase price due at the end of the next quarter.  As of December 31, 2009, we had not paid any of the installments due through that date.  On April 7, 2010, we issued, and the selling shareholders of the Perusat stock have accepted, 458,716 shares of our Series A Common Stock, valued at $0.545 per share (the closing price of our stock as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000.  A final installment of $25,000 is due on or before June 30, 2010.

            Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Santa, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat has recently been granted a license in the 2.5 GHz spectrum covering these cities, other than Lima and its surrounding metropolitan area.  The Company believes this license is suitable to deploy a broadband wireless telecommunications network in the licensed area.

Perusat currently represents less than 1% of the total assets of the Company.

Agreement with Isaac Organization Inc.

On February 9, 2010, the Company and Isaac Organization Inc., a Canadian corporation (“Isaac”), entered into a stock purchase agreement (“Isaac SPA”). The Isaac SPA provides for Isaac to acquire 53,199,934 newly issued shares of our Series A Common Stock (representing 12% of the total shares then outstanding) in exchange for the payment of $160,000,000.  The purchase price is payable in 3 installments.  The first installment of $1,000,000 was paid at closing on February 9, 2010.  The second installment of $10,000,000 was due on or before March 31, 2010.  The third installment of $149,000,000 is due on or before June 1, 2010.  Under the Isaac SPA, Isaac has the right to appoint 1 new member to the Company’s Board of Directors.  The Isaac SPA prohibits Isaac from transferring a variable portion of the total shares issued to Isaac at closing, until Isaac has paid the corresponding portion of the total purchase price, and provides for return or cancellation of such variable portion of the total shares in the event Isaac fails to pay the equivalent portion of the total purchase price.

On March 5, 2010, the Company and Isaac entered into an Amendment to the Isaac SPA (“First Isaac Amendment”).  The First Isaac Amendment provides that the number of shares of the Company’s Series A Common Stock to be purchased by Isaac is increased from 53,199,934 (representing 12% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price is increased from $160,000,000 to $320,000,000.  The installment dates and amounts are amended such that, in addition to $1,000,000 paid at closing on February 9, 2010, $10,000,000 was to be paid at the execution of the First Isaac Amendment and has subsequently been received in full; $20,000,000 was due on or before March 31, 2010; $129,000,000 is due on or before June 1, 2010; $80,000,000 is due on or before September 30, 2010; and $80,000,000 is due on or before December 31, 2010.  The number of shares Isaac is prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due, is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, Isaac withheld making the $20,000,000 installment payment called for under the First Isaac Amendment, as Isaac expressed a desire to renegotiate its terms in light of recent developments with Excel Era Limited.  As of the date this 10-K report is filed, we have neither issued Isaac a certificate for the increased shares called for under the First Isaac Amendment, nor cancelled the certificate for the shares issued under the Isaac Agreement, because renegotiation of the terms of a stock purchase agreement with Isaac remain ongoing.

Terminated Agreements

Agreement with Excel Era Limited

On February 9, 2010, the Company and Excel, a Hong Kong corporation, entered into a stock purchase agreement (“Excel Agreement”).  The Excel Agreement provides for Excel to acquire 159,599,803 shares to our Series A Common Stock (representing 36% of the total shares outstanding), in exchange for the payment of $480,000,000.  The purchase price is payable in 4 installments.  The first installment of $1,000,000 was paid at closing on February 9, 2010.  A second installment of $29,000,000 was due on or before February 15, 2010.  The third installment of $210,000,000 was due on or before March 1, 2010.  The fourth installment of $240,000,000 is due on or before June 1, 2010.  Under the Excel Agreement, Excel has the right to appoint 1 new member to the Company’s Board of Directors.  The Excel Agreement prohibits Excel from transferring a variable portion of the total shares issued to Excel at closing, until Excel has paid the corresponding portion of the total purchase, and provides for return or cancellation of such variable portion of the total shares in the event Excel fails to pay the equivalent portion of the total purchase price.

On February 15, 2010, we entered into a first amendment to the Excel Agreement with Excel (“First Excel Amendment”).  Under the First Excel Amendment, we agreed that Excel would pay the combined total of the second and third installments called for under the Excel Agreement on or before March 5, 2010.

On March 5, 2010, we entered into a second amendment to the Excel Agreement with Excel (“Second Excel Amendment”).  The substantive terms of the Second Excel Amendment reduces the number of shares of the Company’s Series A Common Stock to be purchased by Excel from 159,599,803 (representing 36% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price was reduced from $480,000,000 to $320,000,000, and the installment dates and amounts were amended such that, in addition to $1,000,000 paid at closing on February 9, 2010, $239,000,000 was due on or before March 31, 2010 and $80,000,000 is due on or before December 31, 2010.  The number of shares Excel is prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due, is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On April 1, 2010, the Company exercised its right to terminate the Excel Agreement, as amended by the First Excel Amendment and the Second Excel Amendment (collectively, “Excel SPA”).    In terminating the Excel SPA, the Company reserved its rights and remedies against Excel under the Excel SPA and in connection with all representations by Excel associated therewith.  We have cancelled the 159,599,803 shares of our Series A Common Stock that were issued to Excel under the Excel Agreement.

Agreement with Olotoa Investments, LLC

On March 10, 2009, we entered into an agreement to sell 49% of our Series A Common Stock, on a fully diluted basis, to Olotoa Investments, LLC (“Olotoa”), a private investment group, for a purchase price of $300,000,000.  Pursuant to the terms of the agreement, Olotoa agreed to pay the purchase price between March 9, 2009 and September 9, 2010, in amounts and on dates as requested by our Board of Directors.  On May 1, 2009, we requested Olotoa to pay $50 million of the purchase price.  Olotoa failed to make the requested payment.

On July 13, 2009, the Company entered into an amended and restated agreement with Olotoa to sell 49% of our Series A Common Stock, on a fully diluted basis calculated on January 11, 2010, for an amended purchase price of $314,000,000 (“Amended and Restated Agreement”).  Pursuant to the terms of the Amended and Restated Agreement, Olotoa agreed to pay the purchase price between March 9, 2009 and September 9, 2010 in amounts and on dates as requested by our Board of Directors.  On May 1, 2009 and July 1, 2009, the Company requested Olotoa to pay $50,000,000 and $65,000,000, respectively, of the amended purchase price.  Olotoa failed to make the requested payments.

The Company exercised its right to terminate the Amended and Restated Agreement with Olotoa on November 2, 2009.  The Company never issued Olotoa any of its Series A Common Stock.

Capital Structure

We have authorized the issuance of up to 500,000,000 shares of Series A Common Stock, of which 230,611,717 shares are issued and outstanding as of December 31, 2009.  We have subsequently issued shares of our Series A Common Stock to the sellers of Perusat stock and to Isaac as described above.  Additionally we have issued 3,465,110 shares of our restricted Series A Common Stock to our independent contractors, in exchange for services rendered through March 31, 2010.  The total number of shares of our Series A Common stock issued and outstanding as of the filing date of this Form 10-K is 289,764,577.

In addition, we have issued approximately $31.9 million of convertible notes bearing interest at 10% per annum, which were initially due December 31, 2008 and convertible into shares of our Series A Common Stock at a conversion price of $0.95 per share.  To date, we have not paid any of the principal or interest on the convertible notes.  As of the filing date of this 10-K report, approximately $22.5 million of the convertible notes have been converted into shares of our Series A Common Stock, which shares are reflected in the total number of shares issued and outstanding described above; approximately $9.4 million of convertible notes are past due; and the balance have been amended and restated.  Holders of the amended and restated notes received a 20% increase in the principal and interest due under their original note. They can either convert at the lesser of $0.95 per share or 80% of the volume weighted average of the closing bid price for the shares on the Over The Counter Bulletin Board “OTCBB” quotation system for the 10 day period prior to their election to convert, or can redeem their notes upon 90 days notice to the Company.  As of December 31, 2009, the outstanding convertible notes would have been convertible into an aggregate of up to 9,918,171 shares of our Series A Common Stock based upon our share price on such date in the case of the amended notes.

We have authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 66,909,088 shares are issued and outstanding as of April 15, 2010.  Each share of our Series B Common Stock has the right to cast 10 votes for each action on which our stockholders have a right to vote.  These shares are non-transferable and must be redeemed by the Company on May 23, 2023 at par value of $0.001 per share.  Our Chairman of the Board and Chief Executive Officer holds a proxy for each issued share of our Series B Common Stock.

We also have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Employees

As of December 31, 2009, we had no employees, either full or part time.  We contract with independent contractors to address our business and administrative needs.

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds the Company has on hand will be deposited in interest bearing notes, such as term deposits or short term money instruments.  There are no investment restrictions on funds held by the Company.  Presently, the Company does not have any excess funds to invest.

Corporate History

The Company was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

On May 21, 2008, we entered into the Reorganization and Merger Agreement pursuant to which the Acquisition Subsidiary merged with and into Trussnet.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet, as the surviving corporation, became our wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet, we issued to the prior shareholders of Trussnet 66,909,088 shares of our Series A Common Stock and 66,909,088 shares of our Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,600,000 shares of our Series A Common Stock held by our stockholders prior to the merger were returned to us and cancelled.

During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunication industry.  The Company changed its name to China Tel Group Inc. on April 8, 2008 and acquired Trussnet on May 21, 2008.

We do not hold any patents or material trademarks.  We have not made any material expenditure on compliance with environmental laws or regulations.

Available Information

Shareholders may read and copy any material we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.  Shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by accessing http://www.sec.gov.  The address of our website is http://www.chinatelgroup.com

ITEM 1A.  RISK FACTORS

This 10-K report contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected, the price of our common stock could decline and we might be forced to cease operations.

We may not be able to pay our current obligations.  Our auditors have issued a going concern opinion with respect to our financial statements.  If we are not able to raise substantial additional capital in a timely manner we may be forced to cease operations.

We currently do not have the funds necessary to conduct any meaningful business activity.  As of December 31, 2009, we had only $54,208 of cash and approximately $69.1 million in current liabilities.  We are in default on the payment of approximately $9.4 million of our convertible notes.  We will require substantial additional capital to finance our planned business operation and expect to incur operating losses in future periods, due to the expense of deploying the Chinacomm Network.  We have not realized material revenue since our inception and cannot assure you that we will be successful in generating revenues in the future.  Our auditors have issued a going concern opinion.  This means that there is doubt that we can continue as an ongoing business for the next 12 months.

If we are not able to raise substantial additional capital in a timely manner from Isaac or other sources, we may lose our rights to participate in the operation of the Chinacomm Network and may be forced to cease operations.  Moreover, any agreement we may enter into for additional capital may discourage other equity investments during the term of any such agreement.

To avoid forfeiture of our interest in Chinacomm Cayman, which is pledged to secure payment of our $191,000,000 TCP Note, we must pay the balance due under the Note on or before its current maturity date of May 8, 2010, or negotiate further extensions of the maturity date.  If we fail to make the payment on May 8, 2010, or obtain a further extension of the maturity date, we may forfeit our interest in Chinacomm Cayman  and may be forced to cease operations.  In addition, our payment of the principal amount of the TCP Note is necessary to provide funds to capitalize Yunji and Trussnet Dalian and maintain their rights to participate in the operation of the Chinacomm Network.

We lack an operating history, and our executive officers and directors do not have experience in managing a public company.  We have not established enough internal control procedures over our financial accounting.

We have no history in our current line of business upon which you can evaluate the likelihood of our future success or failure.  None of our executive officers and directors has training or experience in managing and fulfilling the regulatory reporting obligations of a public company.  We will have to hire professionals to undertake these filing requirements, which will increase the overall cost of our operations.  We have not yet established enough internal control procedures over our financial reporting.

We are substantially dependent upon our relationship with Chinacomm, which subjects us to a number of significant risks.

Substantially all of our business relates to the build-out of the Chinacomm Network in the PRC.  As described below under "Risks Related to Chinacomm" and "Risks Relating to Doing Business in China," our dependence on Chinacomm subjects us to a number of significant risks, including, but not limited to, the following:

●	Chinacomm may fail to attract or retain a sufficient number of subscribers to the Chinacomm Network;

●	Chinacomm may fail to obtain or maintain necessary licenses and permits;

●	Chinacomm's technology may become obsolete;

●	PRC laws may limit our ability to collect dividends from operations in the PRC;

●	Future revenues denominated in RMB may be subject to fluctuations in exchange rates; and

●	Chinacomm may fail to share revenue generated by the Chinacomm Network

Because we expect to derive a substantial portion of our revenues from contracting services and equipment leasing to Chinacomm, our business would be adversely affected by any such events at Chinacomm.

We have no employees and have contracted most of our operations through independent contractors; accordingly, this  subjects us to a number of significant risks.

We have no employees.  Since our acquisition of Trussnet, we have contracted with independent contractors to perform services, representing substantially all of our operations, including the engineering, architectural and deployment services we provide to Chinacomm.  If our independent contractors performed their services in an unsatisfactory manner, it would have a material adverse effect on our business.

A number of our significant business arrangements are with independent parties that may have conflicts of interest, and the terms of those arrangements may not be beneficial to us.

We are party to a number of agreements with independent parties, including Trussnet Delaware, TCP and Trussnet ADC Co. Inc.  These relationships may create actual or potential conflicts of interest and may cause the parties to these arrangements to make decisions or take actions that do not reflect our best interests.  None of these agreements restricts these parties from entering into similar arrangements with other parties.

Our officers and directors own a substantial amount of our common stock and will be able to control the vote on matters submitted to our stockholders.

Our directors and officers currently own 45,561,250 shares of our Series A Common Stock, representing 15.72% of the outstanding Series A Common Stock.  Our Chairman and Chief Executive Officer holds proxies for 100% of our Series B Common Stock which are entitled to 10 votes per share on any issue presented to our shareholders.  As a result, our officers and directors control the vote on any issue presented to the shareholders of the Company and can effect transactions without the consent of other shareholders.  It is unlikely any shareholder or group of shareholders could replace the existing directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

There is limited liquidity for our shares, and our shareholders may have difficulty sellingtheir shares.

Our Series A Common Stock is quoted on the OTCBB quotation system.  However, due to limited trading volume, our shareholders may not be able to sell their shares in an organized market place.  If this happens, our shareholders might not receive a price per share which they might have received had there been a larger public market for our shares.  We also will not be quoted on the OTCBB if we are not current in our filings with the SEC.

Our shares are “penny stocks” and are covered by Section 15(g) of the Securities Exchange Act of 1934 (“Exchange Act”).  Federal securities laws imposes additional sales practice requirements on broker/dealers who sell the Company’s securities, including the delivery of a standardized disclosure document; disclosure and confirmation of quotation process; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of its, his or her stock.

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

We may enter into strategic transactions and acquisitions of other assets and businesses.  Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including, but not limited to:

●	Difficulties in integrating acquired technologies and operations into our business, while maintaining uniform standards, controls, policies and procedures;

●
Obligations imposed by counterparties in such transactions that limit our ability to obtain additional financing or to compete in the PRC or other geographic areas, or specific lines of business, or other aspects of its operational flexibility; and

●	Inability to predict or anticipate market developments and capital commitments relating to our business or technology.

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

The broadband telecommunications industry is characterized by rapid technological change, competitive pricing, frequent new service and product introductions, evolving industry standards and changing regulatory requirements.  Our success will depend upon our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis.  Failure to do so would have a material adverse effect upon our business.

We rely upon highly skilled executives and other personnel.  If we cannot hire, retain and motivate key personnel, wet may be unable to implement our business strategy.

Our success will depend largely on the expertise and reputation of George Alvarez, our Chairman of the Board and Chief Executive Officer, and the other members of our senior management team, including Tay Yong Lee, our President, and Mario Alvarez, our Chief Operations Officer, none of whom are party to an employment agreement.  In addition, we intend to hire additional highly skilled individuals to staff our operations in the PRC.  Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our operations could adversely affect our ability to implement our business strategy and operate our business.

Risks Related to Chinacomm

The Chinacomm Network may fail to attract a commercially viable number of subscribers.

We have incurred significant obligations relating to the deployment of the Chinacomm Network in the PRC and expect to make significant further expenditures on equipment and construction expenses relating to the deployment of the Chinacomm Network.  If subscribership to the Chinacomm Network is insufficient to make the venture commercially viable, we are unlikely to receive revenues from Chinacomm Cayman, which would have a material adverse effect upon our business.

Chinacomm may not be granted the requisite renewals, licenses and authorizations for the Chinacomm Network.

The PRC regulatory authorities have significant discretion in granting the licenses requisite for the operation of the Chinacomm Network and in determining the conditions for use of the frequencies covered by the licenses.  The PRC may have no obligation to renew the licenses when they expire.  As a result, those authorities may refuse to grant any licenses or renewals that Chinacomm may seek for the Chinacomm Network.  If Chinacomm does not receive any necessary licenses, authorizations or approvals, it may have to cease operations or contract operations to third parties who hold the appropriate licenses.  Additionally, even where Chinacomm currently holds a license or successfully obtains a license in the future, it may be required to seek modifications to the license or the regulations applicable to the license to implement its business strategy.  Counterparties to contracts relating to the Chinacomm Network may legally default on those contracts, if Chinacomm does not possess the requisite licenses.  The occurrence of any of these events would have a material adverse effect on our business.

Chinacomm is subject to extensive regulation that could limit or restrict its activities.  If Chinacomm fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which may adversely affect our business.

Chinacomm’s acquisition, lease, maintenance and use of broadband spectrum licenses are extensively regulated by the PRC Ministry of Industry and Information Technology (“MIIT”).  These regulations are subject to change over time.  In addition, a number of other laws and regulations apply to Chinacomm's business.  These laws and regulations and their application are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in the PRC.  Current regulations directly affect the breadth of services Chinacomm is able to offer and may affect the rates, terms and conditions of services.  Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects Chinacomm's business indirectly.

In addition, the MIIT or other regulatory authorities may in the future restrict Chinacomm’s ability to manage subscribers’ use of the Chinacomm Network, thereby limiting the ability to prevent or manage excessive bandwidth demands.  To maintain the quality of the Chinacomm Network and user experience, Chinacomm manages the network by limiting the bandwidth used by subscribers’ applications, in part by restricting the types of applications that may be used over the Chinacomm Network.  Some providers and users of these applications have objected to this practice.  If the MIIT or other regulatory authorities were to adopt regulations that constrain Chinacomm’s ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of its services for all subscribers.  A decline in the quality of Chinacomm’s services could result in litigation from dissatisfied subscribers.  Any of these developments could have a material adverse effect on our business.

The breach of a license or applicable law, even if inadvertent, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines.  In addition, the PRC regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where Chinacomm already has rights to licensed broadband spectrum.  In order to promote competition, licenses may also require that third parties be granted access to Chinacomm’s bandwidth, frequency capacity, facilities or services.  Chinacomm may not be able to obtain or retain any required license, and it may not be able to renew its licenses on favorable terms, or at all.

Chinacomm may engage in business activities outside the authorized scope of the wireless broadband licenses or permitted activities.  This could subject Chinacomm to fines and other penalties, which could have a material adverse effect on our business.

Chinacomm may engage in business activities outside the authorized scope of the wireless broadband licenses or permitted activities in the PRC.  For companies that exceeded the scope of their business licenses or permitted activities or operated without a license or needed approval in the past, but are now compliant, as well as for any companies that may currently operate without the appropriate license, renewal or approval or outside the scope of their business license or permitted activities, the relevant PRC authorities have the authority to impose fines or other penalties..These fines or penalties can be sometimes as much as 5 to 10 times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business license.  Due to the inconsistent nature of regulatory enforcement in the PRC, if Chinacomm exceeded the scope of its business licenses or permitted activities or operated without the appropriate licenses or approvals in the past or does so in the future, it may be subject to such fines or penalties, including the disgorgement of profits or revocation of Chinacomm's business license.  Fines or penalties of this nature might have a material adverse effect on our business.

Chinacomm has committed to deploy a wireless broadband network using broadband technologies, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.

Chinacomm intends to deploy a wireless broadband telecommunications network in the PRC.  We cannot assure you that commercial quantities of broadband equipment that meets its requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop, produce or service broadband equipment.  Other competing technologies, such as third-generation high-speed downlink packet access, a third-generation mobile telephony communications protocol which allows higher data transfer speeds and capacity, may be developed that have advantages over broadband technology.  Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which Chinacomm deploys its network, which may allow those operators to compete more effectively.  Additionally, if other network operators, such as Sprint Nextel Corporation in the U.S., do not continue to adopt and deploy broadband technology, equipment manufacturers may be unwilling to invest the time, money and resources necessary to further develop infrastructure equipment and end user devices that meet our business needs.  Chinacomm depends upon wide scale deployment of broadband wireless telecommunications networks to drive equipment volumes up and pricing down.

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

For our planned broadband wireless telecommunications deployment, we are relying on third parties to develop the network components and subscriber equipment necessary to build and operate the Chinacomm Network and other similar networks throughout the world.  As broadband wireless telecommunications technology is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts.  The development process for broadband wireless telecommunications network components and subscriber equipment has been lengthy, has been subject to some short term delays and may still encounter more significant delays.  If these third parties are unable or unwilling to develop broadband wireless telecommunications technology components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy the Chinacomm Network or any similar network when we expect, or at all.  If we are unable to deploy these networks in a timely manner, we may be unable to execute our business strategy.

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

We and Chinacomm also may face challenges in managing and operating the Chinacomm Network.  These challenges include ensuring the availability of subscriber equipment that is compatible with the Chinacomm Network and managing sales, advertising, customer support and billing and collection functions of the business, while providing reliable network service that meets subscribers’ expectations.  Our or Chinacomm’s failure in any of these areas could adversely affect customer satisfaction, increase its costs, decrease revenues and otherwise have a material adverse effect on our business and prospects.

If Chinacomm does not maintain rights to use licensed spectrum in one or more markets in the PRC, it may be unable to operate in these markets, which could adversely affect our ability to execute our business strategies.

To offer Chinacomm’s services using licensed broadband spectrum in the PRC, Chinacomm depends on its ability to acquire and maintain sufficient rights to use broadband spectrum through ownership or long-term leases in each of the markets in which it operates or intends to operate.  Obtaining the necessary amount of licensed broadband spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of Chinacomm’s resources.  Chinacomm may not be able to acquire, lease or maintain the broadband spectrum necessary to execute its business strategy.  In addition, it may be necessary to spend significant resources to acquire broadband spectrum in additional or existing markets, even if the amount of broadband spectrum actually acquired in certain markets is not adequate to deploy the Chinacomm Network on a commercial basis in all such markets.

Using licensed broadband spectrum, whether owned or leased, poses additional risks to us and to Chinacomm, including, but not limited to, the following:

●	Inability to satisfy build-out or service deployment requirements upon which some of Chinacomm’s broadband spectrum licenses or leases are, or may be, conditioned;

●	Adverse changes to regulations governing Chinacomm’s broadband spectrum rights;

●
Inability to use a portion of the broadband spectrum Chinacomm has acquired or leased due to interference from licensed or unlicensed operators in Chinacomm’s licensed broadband or in adjacent broadbands;

●	Refusal by the MIIT, or one or more PRC licensing authorities, to recognize Chinacomm’s acquisition or lease of broadband spectrum licenses from others or investments in other license holders;

●
Inability to offer new services or to expand existing services to take advantage of new capabilities of the Chinacomm Network, resulting from advancements in technology due to regulations governing Chinacomm’s broadband spectrum rights;

●	Inability to control leased broadband spectrum, due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

●
Failure of the MIIT or other regulators to renew Chinacomm’s broadband spectrum licenses as they expire and its failure to obtain extensions or renewals of its broadband spectrum leases before they expire;

●	Failure to obtain extensions or renewals of broadband spectrum leases on acceptable terms, or an inability to renegotiate such leases on terms acceptable to us or Chinacomm before they expire;

●	Potentially significant increases in broadband spectrum prices, because of increased competition for the limited supply of licensed broadband spectrum in the PRC; and

●
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

Chinacomm’s services depend on the continuing operation of its various information technology and telecommunications systems, some of which are not within its control.  Any damage to or failure of these systems could result in interruptions in the services Chinacomm provides to its subscribers.  Interruptions in Chinacomm’s services could reduce its and our revenues and profits, and the Chinacomm brand could be damaged if people believe the Chinacomm Network is unreliable.  Chinacomm’s systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm such systems, and similar events.   Chinacomm’s systems are not fully redundant and their disaster recovery planning may not be adequate.  The occurrence of a natural disaster or unanticipated problems at Chinacomm’s network centers could result in lengthy interruptions in service and adversely affect operating results.

Chinacomm could be subject to claims that it has infringed on the proprietary rights of others, which claims would likely be costly to defend, could require Chinacomm to pay damages and could limit Chinacomm’s ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to Chinacomm’s technologies or processes or that are necessary to permit Chinacomm to deploy and operate the Chinacomm Network based on broadband wireless telecommunications technology, or to offer additional services, such as VoIP, competitors may develop or patent such technologies or processes in the future that could adversely affect Chinacomm’s operations.  These persons may claim that Chinacomm’s services and products infringe on these patents or other proprietary rights.  For instance, certain third parties claim that they hold patents relating to certain aspects of broadband wireless telecommunications and VoIP technology.  These third parties may seek to enforce these patent rights against the operators of network providers utilizing such technologies, such as Chinacomm.  Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly.  If Chinacomm is found to be infringing the proprietary rights of a third party, it could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all.  Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of Chinacomm’s services and could require us to expend significant resources to develop or acquire non-infringing intellectual property.

If Chinacomm’s data security measures are breached, subscribers may perceive its network and services as not secure.

The Chinacomm Network’s security and the authentication of its subscriber credentials are designed to protect unauthorized access to data on its network.  Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, Chinacomm may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage.  Consequently, unauthorized parties may overcome the Chinacomm Network security and obtain access to data on the Chinacomm Network, including on a device connected to the Chinacomm Network.  In addition, unauthorized access or sabotage of the Chinacomm Network could result in damage to the Chinacomm Network and to the computers or other devices used by Chinacomm’s subscribers.  An actual or perceived breach of network security, regardless of Chinacomm’s responsibility, could harm public perception of the effectiveness of its security measures, adversely affect Chinacomm’s ability to attract and retain subscribers, expose Chinacomm to significant liability and adversely affect its business prospects.

Chinacomm’s business will depend upon a strong brand, and if Chinacomm does not maintain and enhance its brand, Chinacomm’s ability to attract and retain subscribers may be impaired.

We believe that Chinacomm’s brand is a critical part of its business.  Maintaining and enhancing Chinacomm’s brand may require Chinacomm to make substantial investments, with no assurance that these investments will be successful.  If Chinacomm fails to promote and maintain the “Chinacomm” brand, or incurs significant expenses to promote the brand and yet is unsuccessful in maintaining a strong brand, Chinacomm’s business and prospects may be adversely affected.  We anticipate that maintaining and enhancing Chinacomm’s brand will become increasingly important, difficult and expensive.

Chinacomm’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations.

Chinacomm has a limited operating history upon which one can evaluate the viability and sustainability of its business.  Accordingly, you should consider Chinacomm’s future prospects in light of the risks and uncertainties that other PRC-based companies with limited operating history have experienced.  Some of these risks and uncertainties relate to Chinacomm’s ability to, among other things, include the following:

●	Attract, retain and motivate qualified personnel;

●	Maintain effective control of its costs and expenses;

●	Expand its market share; and

●	Raise sufficient capital to sustain and expand its business.

If Chinacomm is unsuccessful in addressing any of these risks and uncertainties, its competitiveness and its future growth, as well as ours, would be adversely affected.

Risks Related to Doing Business in China

Our contractual arrangements with Chinacomm may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries in China.  The industry groups that are restricted are wide ranging, including certain aspects of telecommunications (such as the Internet), advertising, food production, and heavy equipment manufacturers, for example.  In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in the PRC, or having “famous brand names” or “well established brand names.” Subject to the review requirements of the Ministry of Commerce in the PRC and other relevant agencies in the PRC for acquisitions of assets and companies in the PRC, and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties, such as Chinacomm.  The agreements are designed to provide us with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required by the regulations.  However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations by the PRC, there can be no assurance that the relevant government agency would not apply them to our contractual arrangements with Chinacomm.  If such an agency determines that such an application should have been made, consequences may include levying fines, revoking business and other licenses (such as for broadband wireless telecommunications), requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business.  Our business and control arrangements with Chinacomm, including without limitation, the Framework Agreement, the Management Agreement and the Technical Agreement (collectively, “Chinacomm Agreements”) provide for us to increase ownership and control when and if permitted under PRC laws and regulations.  We may have difficulty enforcing these ownership and control rights.  Therefore, the Chinacomm Agreements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.  For example, if Chinacomm or any other entity in Chinacomm fails to perform its obligations under the Chinacomm Agreements, we may have to incur substantial costs and expend substantial resources to enforce such agreements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition of our interest in Chinacomm Cayman, the Merger and the Chinacomm Agreements.  In the event we are unable to enforce these Chinacomm Agreements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

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

If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC regulatory authorities might have the discretion to, among other things, do the following:

●	Revoke the business and operating licenses of Chinacomm;

●	Confiscate relevant income and impose fines and other penalties;

●	Discontinue or restrict possible future Chinacomm operations in the PRC;

●	Require us and/or Chinacomm to restructure the relevant ownership structure or operations; and

●	Impose conditions or requirements with which we or Chinacomm may not be able to comply.

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

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of Chinese enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC, and the CSRC.  The M&A Rules establish, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise.  Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. This could affect our ability to expand our business or maintain our market share.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on U.S. judgments against us, Chinacomm and each of our and their respective subsidiaries, executive officers, directors, shareholders and others.

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

Substantially all of our business operations and Chinacomm’s business operations are conducted in the PRC, and substantially all sales of Chinacomm’s wireless broadband services are made in the PRC.  Accordingly, both our and Chinacomm’s business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in the PRC.  The Chinese economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

●	The amount of government involvement;

●	The level of development;

●	The growth rate;

●	The control of foreign exchange; and

●	The allocation of resources.

While the Chinese economy has experienced significant growth in the past 25 years, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us or Chinacomm.  For example, our growth and expenses may be adversely affected by government control over the distribution of wireless broadband services in the PRC.

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

The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions.  The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. International pressure on the PRC government could result in a more significant fluctuation of the RMB against the U.S. dollar.  Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into RMB for operations in the PRC, appreciation of the RMB against the U.S. dollar would reduce the RMB amount we receive from the conversion.  Conversely, if we decide to convert RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between RMB and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar.

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

A substantial portion of our and all of Chinacomm’s business and properties are subject to the PRC laws and regulations relating to the protection of the environment, natural resources and worker health and safety and controlling the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials.  Because Chinacomm leases and operates real property, various environmental laws also may impose liability on it for the costs of cleaning up and responding to hazardous substances that may have been released on the property it utilizes, including releases unknown to Chinacomm.  These environmental laws and regulations also could require us or Chinacomm to pay for excessive discharge fees and take remedial actions.  The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our business.

In addition, our raw material costs have been rising, and may continue to rise, due to suppliers being subject to increasing enforcement of these environmental laws and regulations.  This could also adversely affect our profitability by increasing its cost to perform its obligations under the Chinacomm Agreements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently occupy space at 12520 High Bluff Drive, Suite 145, San Diego, California.  We are subleasing this space, on a month to month basis, from Negotiart of America, Inc.  We believe that such space is currently sufficient for our needs.

ITEM 3.  LEGAL PROCEEDINGS.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fisher”) naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJX.  The complaint alleges a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fisher.  The complaint requests damages of $1,000,000 plus interest and costs.  The Company responded to the complaint.  A judgment has been entered in this action in favor of Fisher in the amount of $1,000,000 plus interest consistent with the amount owed by the Company under the convertible note purchase agreement.  The parties are currently in negotiations regarding the amount of interest and costs to be recovered by Mr. Fisher in the proceeding.  The Company intends to pay the judgment entered in favor of Mr. Fisher as soon as funds are available to do so.

On July 8, 2009, the Company filed a complaint for: (i) reformation of contract; (ii) specific performance of contract; (iii) damages for breach of contract; (iv) damages for promissory fraud; and (v) declaratory relief in the Superior Court for the State of California, County of Orange, against Westmoore Management, LLC, Westmoore Capital Group, LLC, Capital Asset Lending, a corporation, Matthew Jennings (collectively, “Westmoore”) and Aspen Stock Transfer Agency, Inc. stemming from the failure of Westmoore to perform its obligations under a Settlement Agreement and Mutual Releases executed by Westmoore and the Company on May 15, 2009.  Aspen Stock Transfer, the Company’s stock transfer agent, was named in the litigation for the sole purpose of being included in court orders.

On or about September 25, 2009, the Company, Westmoore and Aspen Stock Transfer entered into a Stipulation for Preliminary Injunction and Regarding Mechanics of Third-Party Investors providing for an injunction to enjoin the transfer of any shares of the Company held by Westmoore (“Stipulation”).  The Stipulation provided for the terms of a settlement of the claims alleged by the Company.  The Company and Westmoore have completed the mechanics of the settlement as provided in the Stipulation bringing this matter and the convertible notes that were in issue to a final resolution.

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

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.  The Company intends to satisfy the amounts owed under the stipulation as soon as funds are available to do so.

On January 6, 2010, the Company filed a complaint against C.K.Cooper & Company, C.K. Cooper & Company Insurance Services, Inc. and Don George in the Superior Court of California for the County of Orange, Case No. 30-2010-00333962.  The complaint alleges misappropriation of trade secrets, interference with contractual relationship, interference with prospective economic advantage and violation of Business and Professions Code section 17200.  The case is currently being prosecuted by the Company.

On March 24, 2010, VRT Square, LP filed a complaint against Mario Alvarez and 18 other named defendants in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL.  The complaint alleges numerous causes of action against the defendants.  The only cause of action that is currently alleged against the Company is the second cause of action.  That cause of action seeks damages arising from the alleged conspiracy to effectuate a fraudulent transfer of the Company’s Series A Common Stock and a conspiracy to defraud.  The lawsuit is at a very preliminary stage.  The Company intends to vigorously oppose the lawsuit and believes the allegations against the Company are totally meritless.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Reserved.]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since inception, there has been no established trading market for our common stock.  Our Series A Common Stock is quoted on the OTCBB quotation system under the symbol CHTL.  The reported high and low sales prices for the common stock as reported on the OTCBB quotation system are shown below for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter	High 2008	Low 2008	High 2009	Low 2009
First Quarter	$3.25	$0.01	$0.88	$.22
Second Quarter	$3.29	$1.29	$0.51	$0.19
Third Quarter	$3.00	$0.69	$1.05	$0.41
Fourth Quarter	$1.03	$0.25	$1.89	$0.33

On December 31, 2009, the last sale price of our common stock as reported on the OTCBB was $1.80 per share of our Series A Common Stock.

There are no outstanding options or warrants to purchase our securities.  As of December 31, 2009, we have issued and outstanding approximately $9.4 million of promissory notes, as amended (if applicable) which are convertible into an aggregate amount of up to 9,918,174 of our Series A Common Stock based upon our share price on December 31, 2009.  From December 31, 2008 through December 31, 2009, 70 convertible notes, representing $22,300,041, have been converted into 57,644,373 shares of our Series A Common Stock.

As of April 13, 2010, there were 320 records holders of our Series A Common Stock and 44 record holders of our Series B Common Stock.  We estimate that there are approximately 3,500 beneficial holders of our Series A Common Stock.

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

Performance Graph

The graph below compares our performance from inception through December 31, 2009, against the performance of the Nasdaq Market Index and the Hemscott Wireless Communications Index.

Recent Sales of Unregistered Securities

The following are restricted stock issuances by the Company in year ended December 31, 2009 that were not previously disclosed in Current Reports on Form 8-K.

On March 23, 2009, pursuant to the stock purchase agreement entered into by Mario Octovio Navarro Alvarez and Rafael Isaias Samanez Zacarias and Gulfstream Capital Partners, Ltd. dated February 22, 2009, the Company issued 891,000 shares of restricted Series A Common Stock to Mario Octovio Navarro Alvarez and 109,000 shares of restricted Series A Common Stock to Rafael Isaias Samanez Zacarias.  Additionally, pursuant to a consulting agreement dated March 11, 2009, the Company issued 1,000,000 shares of restricted Series A Common Stock to Strategic Partners Consulting, LLC.

On June 18, 2009, pursuant to an independent contractor agreement dated June 1, 2008, the Company issued 2,000,000 shares of restricted Series A Common Stock to Kenneth L. Waggoner, the Vice President and General Counsel of the Company.

On June 22, 2009, the Company issued 2,000,000 shares of restricted Series A Common Stock to Nien Chi Liao (Kent) and 1,000,000 shares to Li Chen Chiu (Royal) pursuant to independent contractor agreements dated April 6, 2009.

On September 8, 2009, the Company issued 10,291,858 shares of restricted Series A Common Stock to Trust F/968 due to the conversion of a convertible promissory note issued by the Company.

On September 15, 2009, the Company collectively issued 180,761 shares of restricted Series A Common Stock to various convertible promissory note holders who converted their notes to such stock.

On September 30, 2009, the Company collectively issued 4,141,176 shares of restricted Series A Common Stock to various convertible promissory note holders who converted their notes to such stock.

On October 14, 2009, the Company issued 5,000,000 shares of restricted Series A Common Stock to Negotiart, Inc. pursuant to an independent contractor agreement dated October 1, 2009.

On October 16, 2009, the Company issued 929,556 shares of restricted Series A Common Stock to Luis Quintana Isaac due to the conversion of a convertible promissory note issued by the Company.

In November of 2009, the Company collectively issued 4,376,198 shares of restricted Series A Common Stock to various convertible promissory note holders who converted their notes to such stock.

In December of 2009, the Company collectively issued 2,880,851 shares of restricted Series A Common Stock to various convertible promissory note holders who converted their notes to such stock.

On December 2, 2009, the Company issued in total 17,135,000 shares of restricted Series A Common Stock to the following independent contractors: Ryan Alvarez, Stephanie Alvarez, Nathan Alvarez, Judy Chen, Lien-Chao Chen, Barry R. Freedman, Li Gao, May Ho, Karen Ho, Aibin Li, Pei-Chen Liao, Steve Lin, Larry Liu, Yun Sheng Liu, Sara Pinneo, Tay Yong Lee, Chin Yi Tseng, Amy Tung and Hongjin Xing.

On December 16, 2009, the Company issued 110,000 shares of restricted Series A Common Stock to Crystal Research Associates, LLC pursuant to a letter agreement dated July 10, 2009.

The restricted shares of Series A Common Stock of the Company issued to the aforementioned persons and entities relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, including Regulation D promulgated there under based on the aforementioned knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data are derived from our audited financial statements.  The balance sheet data as of December 31, 2009 and the statements of operations data for the year ended December 31, 2009 are derived from our audited financial statements and related notes that are included elsewhere in this 10-K report.  The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this 10-K report.

	Year Ended December 31
	2009	2008
Statements of Operations Data:
Revenues	$657,876
Cost of goods and services and network costs (exclusive of items shown separately below)	521,719
Gross profit	136,157
Operating expenses:
Selling, general and administrative expense	54,903,262	7,818,3297
Impairment loss	1,008,290
Depreciation	71,210
Research and Development Costs	$9,757,038	51,828,172
Total operating expenses	$65,739,800	59,646,501
Operating loss	(65,603,643	(59,646,501)
Other income (expense), net	9,562,461	(49,323,391)
Net loss	$(56,065,029)	(108,969,892)
Net loss per ChinaTel Group Class A Common Share(2):
Basic and Diluted	(0.44)	(1.23)
Weighted average Class A Common Shares outstanding:
Basic and Diluted	126,071,021	88,307,498

	2009	2008
Balance Sheet Data:
Current assets	$292,923	$6,249,309
Total assets	$5,882,249	$11,249,309
Current Liabilities:	$69,052,980	$90,333,521
Long-term debt	$66,909	$66,909
Total stockholders’ deficit	(63,237,640)	$(79,151,121)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

Our Reorganization and Merger Agreement with Trussnet has been accounted for as a reverse acquisition whereby Trussnet is deemed the accounting acquirer and the Company merely the legal acquirer.  Accordingly, the consolidated financial statements presented are that of Trussnet as of its date of its inception (April 4, 2008).  In connection with the Reorganization and Merger Agreement, the Company adopted the accounting acquirer's year end of December 31.

Our efforts are principally focused on fulfilling our Framework Agreement with Chinacomm that we entered into on April 7, 2008.  The contracts under the Framework Agreement call for us to design, engineer, install and operate a next generation wireless internet access network to bring high-speed wireless broadband services to mainland Chinese residents, businesses and governmental agencies.  Specifically, we are expected to serve as exclusive contractor for the operation of a 3.5GHz broadband telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the PRC.  We have incurred in excess of approximately $61.6 million in costs related to the deployment of 12 of the 29 cities in the Chinacomm Network.  These costs relate to: (i) project management; (ii) radio frequency engineering; (iii) architectural design, including equipment and software approval; (iv) supervision of equipment installation; (v) network operational staffing; (vi) site acquisition, including preliminary research and pre-deployment analysis; (vi) design of security and redundancy systems; (vii) information transport engineering; (viii); construction management; and (ix) network optimization.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included herein for the period ended December 31, 2009.

Development Stage Company.  The Company is a development stage company, as defined in Accounting Standards Codification subtopic 915-10 Development Stage Entities.

Revenue Recognition.  The Company recognizes revenue from product sales and services in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) requiring four basic criteria to be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Loss Per Share.  In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009, the Company had approximately 9.6 million shares of common stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A Common Stock if all debt instruments were converted.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments.  The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At December 31, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 156.65%; and risk free interest rate of 0.04% and recorded non-operating income of $23,756,870 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2009 is $2,409,016.

Goodwill and Identifiable Intangible Assets.  Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At December 31, 2009, all goodwill is related to the acquisition of Perusat.  In accordance with Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”), goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by ASC 305-10, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, records the loss.

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

Liquidity and Capital Resources

Since our inception we have incurred accumulated losses of approximately $165 million.  As of December 31, 2009, we had cash of $54,208 and had liabilities of approximately $69.1 million, of which approximately $69.1 million are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

From our inception (April 4, 2008) through December 31, 2009, we raised approximately $32 million related to our offering of our convertible notes.  [The notes bear interest of 10% per annum and are either past due or due ninety days after our receipt of a notice of redemption.]

To avoid forfeiture of our interest in Chinacomm Cayman, which is pledged to secure payment of our $191,000,000 Note to TCP, we are required to pay the entire unpaid balance of the TCP Note by the current maturity date of May 8, 2010, or to negotiate further extensions of the maturity date.  If we fail to make the payment on May 8, 2010 or obtain a further extension of the maturity date, we may forfeit our interest in Chinacomm Cayman and we may be forced to cease operations.  The payment of the $191 million principal amount also is necessary to maintain our rights to participate in the operation of the Chinacomm Network.

Results of Operations

We have utilized approximately $22 million to fund advances for a major portion of our vendors and suppliers related to our research and development, advances on a failed investment and administrative expenses, approximately $3 million in commissions paid on our convertible notes, and $5,000,000 for our initial investment on the design and development of the Chinacomm Network.

The following table presents a summary of our sources and uses of cash for the period from our inception (April 4, 2008) to December 31, 2009:

Net cash used in operating activities:	$(24,628,193)
Net cash used in investing activities	$(4,925,177)
Net cash provided by financing activities	$29,586,202
Increase in cash and cash equivalents	$54,208

Operating Activities.  The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm Network and the payment of commissions on the convertible notes.

Investing Activities.  The cash used in investment activities consists of our initial payment of $5,000,000 toward the purchase of our interest in Chinacomm Cayman.

Financing Activities.  Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes and advances from shareholders.  The convertible notes matured on December 31, 2008, unless they were extended by signing an amended and restated convertible note.  In that case, the due date is 90  days from the date the Company receives a notice of redemption from the convertible note holder.  The convertible notes have an interest rate of 10% per annum.

Year ended December 31, 2009 as compared to the period from April 4, 2008 (date of inception) through December 31, 2008.

Revenue:

2009	2008
$657,876	$-

Our revenue, cost of sales and expenses for the year ended December 31, 2009 are based on the acquisition of Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Cost of Sales

2009	2008
$521,719	$-

Our cost of sales for the year ended December 31, 2009 was $521,719, or 79.3% of sales.

Operating Expenses:

Selling, General and Administrative Expenses:

2009	2008
$54,903,262	$7,818,329

Our selling, general and administrative expenses for the year ended December 31, 2009 was $54,903,262, as compared with $7,818,329 for the period from April 4, 2008 (since the Company’s date of inception) through December 31, 2008.  During the year ended December 31, 2009, we paid approximately $46.7 million in stock compensation to service providers and other consultants.  Use of stock compensation, paid in lump sums for several months’ services, increased our costs compared to periodic cash payment for equivalent services as they accrued in the ordinary course of business.  During the reporting period, a substantial portion of the services we received were for general and administrative functions, including but not limited to our acquisition of Perusat, and investigation of several other potential business opportunities in Latin America, Asia and Russia.

Research and Development:

2009	2008
$9,757,038	$51,828,172

Our research and development costs for the year ended December 31, 2009 was $9,757,038, as compared with $51,828,172 for the period from April 4, 2008 (since the Company’s date of inception) through December 31, 2008.  This reduction is directly related to our lack of funding to continue deployment of the Chinacomm Network.  We exhausted our credit facility with subcontractors who previously extended credit for their deployment-related services.

Impairment loss:

2009	2008
$1,008,290	$-

During the year ended December 31, 2009, we performed an evaluation of its goodwill acquired with our Perusat S. A. acquisition for purposes of determining the implied fair value of the assets at December 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per share during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Other Income (expense):

Gain on settlement of debt:

2009	2008
$1,076,189	$-

During the year ended December 31, 2009, we settled outstanding debt obligations issued previously by our broker/dealer resulting in a net gain on settlement of $1,076,189.

Gain (loss) on Change in Fair Value of Debt Derivative:

2009	2008
$23,756,870	$(12,082,500)

For the year ended December 31, 2009, we incurred a non cash gain from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008 as compared to a non cash loss of $12,082,500 for same period last year.

Interest Expense:

2009	2008
$15,243,559	$30,604,481

For the year ended December 31, 2009, our interest expense of $15,243,559 includes approximately $12.5 million in amortized debt discount relating to our convertible notes issued on November 17, 2008.  During the period from April 4, 2008 (since the Company’s date of inception) through December 31, 2008 we incurred a beneficial conversion feature of $27,060,987 relating to our convertible debt.

Net Loss:

2009	2008
$(56,041,182)	$(108,969,892)

Our net loss of $56,041,182 for year ended December 31, 2009 is the result of the factors described above.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	11,383,158	11,383,158	0	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	57,669,822,	57,669,822	0	-	-
Total	69,052,980	69,052,980	0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2009, we did not hold any market risk sensitive instruments.

If the Company is successful at generating revenue relating to the Chinacomm Network, those revenues will be denominated in RMB.  As more particularly set forth in the risk factors discussed in Part I,, Item 1A. “Risk Factors” herein, the Company will then have exposure to changes in dollar/RMB exchange rates which could be material to the Company’s business.  The revenues realized from the Company’s investment in Perusat will be denominated in Peruvian Nuevo Sol.  As a result, similar exposure to exchange rate fluctuations in the dollar/Nuevo Sol exchange rate could be also material to the Company’s business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in footnotes F-2 through F-22, which appear at the end of this 10-K report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 10-K report, we conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this 10-K report.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This 10-K report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report on this 10-K report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Directors

The name, age and position of our directors are set forth below:

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

Audit Committee

The Board of Directors has designated an Audit Committee comprised of George Alvarez, our Chief Executive Officer and Chairman of the Audit Committee, and Carlos Trujillo, our Chief Financial Officer. The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements.  Neither George Alvarez nor Carlos Trujillo can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K.  The Company does not presently have among its executive officers and directors a person meeting these qualifications, and given our financial conditions, does not anticipate  seeking an audit committee financial expert in the near future.  However, the Audit Committee has engaged the services of an independent accountant as a consultant to provide advice to the Audit Committee.

Our Audit Committee held one meeting in 2009.

Executive Officers of the Registrant

Each of our executive officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The name, address, age and position of our executive officers is set forth below:

Name and Address	Age	Position(s)
George Alvarez 12520 High Bluff Drive, Suite 145 San Diego, CA 92130	45	Chief Executive Officer
Tay Yong Lee Kuang Fu South Road Taiwan 106 Taiwan 6940	44	President
Mario Alvarez 12520 High Bluff Drive, Suite 145 San Diego, CA 92130	48	Chief Operating Officer
Kenneth L. Waggoner 12520 High Bluff Drive, Suite 145 San Diego, CA 92130	59	Vice President, General Counsel and Secretary
Carlos A. Trujillo 12520 High Bluff Drive, Suite 145 San Diego, CA 92130	52	Chief Financial Officer
Isidoro Gutierrez 12520 High Bluff Drive, Suite 145 San Diego, CA 92130	56	Chief Administrative Officer
Kenneth Hobbs 12520 High Bluff Drive, Suite 145 San Diego, CA 92130	51	Vice President of Mergers and Acquisitions

Background of Executive Officers and Directors

George Alvarez was appointed a director in March 2008 and Chief Executive Officer in June 2008.  He was Chief Executive Officer of Trussnet Delaware, a an architecture, engineering and construction management firm, from 2004 until December 2007 and was Co-Founder of VelociTel, Inc., VelociTel, LLC and their predecessor companies in the wireless network service industry (“VelociTel”). Mr. Alvarez served as VelociTel's President and Chief Operating Officer from 1987 to 2002.  Mr. Alvarez is a licensed contractor in the state of Arizona.  He graduated with honors from Airco Technical Institute in Fullerton, California. Mr. Alvarez provides expertise in all aspects of the design, deployment and operation of broadband wireless telecommunications networks.

Tay Yong Lee was appointed a director and President in June 2008.  Since 1992 Mr. Tay has been the Chief Executive Officer of Trussnet ADC Co. Inc., Taiwan, which provides engineering and construction services.  He also is the sole owner and director Trussnet Capital Partners (HK) Ltd.  From 1986 to 1992, Mr. Tay was with YKK Architectural Products Pte. Co. Ltd., of Singapore, and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division. Prior to joining YKK, Mr. Tay was a Quantity Surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization.  Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional designation from the Chartered Institute of Building (United Kingdom) in 2000.  Mr.Tay provides expertise in conducting business in China and the deployment and operation of broadband wireless telecommunications networks and related facilities.

Mario Alvarez was appointed a director and Chief Operating Officer in June 2008.  Since 2002 he has provided consulting services to Trussnet Delaware and Trussnet USA Development Co. Inc., which constructs wireless telecommunications facilities.  Mr. Alvarez was co-founder of VelociTel, and served as its Chairman and Chief Executive Officer from 1987 to 2002.  He is a member of the American Institute of Architects, the National Council of Architectural Registration Boards and the Construction Specifications Institute. Mr. Alvarez is a licensed architect in 49 states. He received his B.A. in Architecture from the University of Washington and his M.A. in Architecture from the University of Idaho.  Mr. Alvarez provides expertise in the deployment and operations of a broadband wireless telecommunications network, including equipment procurement and management of subcontractors engaged in the deployment of the Chinacomm Network.

Kenneth L. Waggoner was appointed a Director and Vice President and General Counsel in January 2009, and Secretary in March 2009.  From 2005 to 2007 Mr. Waggoner was the Chief Executive Officer of Foton Motors, Inc., a distributor of Chinese heavy equipment in the United States.  From 2005 to 2008 he also acted as a legal advisor to Trussnet Delaware and its affiliated companies and to Euro Pacific Parts International, Inc., a distributor of aftermarket automobile parts in the United States.  Mr. Waggoner was Of Counsel with the law firm Morgan, Lewis & Bockius, LLP from 2004 to 2005.  From 2002 to 2004, he was Vice President and General Counsel of the Global Downstream operations of ChevronTexaco Corporation.  From 1986 to 2002 Mr. Waggoner was a partner with the law firm of Brobeck, Phleger & Harrison.  Mr. Waggoner received his J.D. degree with honors in 1973 from Loyola University School of Law in Los Angeles, California.  He received his B.A. degree with honors in 1970 from California State University at Long Beach.  Mr. Waggoner provides expertise in all aspects of the legal affairs of a public company, including the management of litigation, drafting of requisite contracts, obtaining regulatory approvals, internal controls and corporate governance.

Carlos A. Trujillo was appointed Chief Financial Officer in June 2008.  Mr. Trujillo has worked as the chief financial officer for both public and private corporations.  His responsibilities include planning, organizing and managing the activities related to finance and accounting.  He is responsible for the Securities and Exchange Commission regulatory reporting, related reports and compliance with policies and procedures, including consolidation of multi-entity organizations, foreign and domestic.  He has performed financial analysis for projections, forecast and financial models.  He communicates with The Company’s shareholders and lenders to provide reports and pro forma financial information.  He has primary responsibility for coordinating the Company’s information relating to all financial and tax matters with outside auditors.  Mr. Trujillo received his Bachelors Degree in Accounting from California State University at Fullerton in 1982 and is a certified public accountant licensed by the State of California.  With over twenty-seven years experience in accounting and finance, Mr. Trujillo has experience in numerous areas, particularly in construction and real estate development.

Isidoro Gutierrez was appointed Chief Administrative Officer in June 2008. From 2002 to 2008 he was Chief Administrative Officer of Trussnet Delaware.  From 1987 to 2002 Mr. Gutierrez was the Chief Administrative Officer of VelociTel.  He studied Business Administration at Loyola Marymount University in Los Angeles, California.  Mr. Gutierrez provides expertise in labor and employment matters and administrative matters related to the operation of a public company.

Kenneth Hobbs was appointed Vice President of Mergers and Acquisitions in June, 2009.  Mr. Hobbs received his Bachelors degree in Economics in 1982 and his Law degree in 1985, both from the University of Washington in Seattle.  Before joining ChinaTel, he practiced law for 25 years with the law firm of Stafford Frey Cooper in Seattle.  His practice included assisting clients with the purchase, sale, and financing of businesses and assets in numerous industries including telecommunications, radio broadcast, vessel transportation and financial services, commercial real estate sales, purchases and leases, regulatory compliance for all aspects of doing business at the state and federal level, and commercial litigation.  Mr. Hobbs provides expertise in mergers and acquisitions , expansion of the Company’s business opportunities, governmental regulations, legal, financial, technical and regulatory due diligence in connection with mergers and acquisitions and in drafting all contracts related thereto.

George Alvarez and Mario Alvarez are brothers.  Isidoro Gutierrez is an uncle of George and Mario Alvarez.

None of our directors is an officer or director of a company registered under the Exchange Act.

Code of Ethics

The Company has prepared and presented a Code of Business Conduct and Ethics to our Board of Directors.  The proposed Code of Business Conduct and Ethics is currently under review, and we anticipate our Board of Directors will formally adopt a Code of Business Conduct and Ethics during this fiscal quarter.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, benefit owner of more than 10% of any class of equity securities of China Tel’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a), except, George Alvarez filed a Form 3 on September 3, 2009 that was late; Robert Weygand filed a Form 4 on June 19, 2009 that was late; Kenneth Hobbs filed Form 4s on August 11, 2009, September 21, 2009, November 9, 2009 and December 25, 2009 that were late; Isidoro Gutierrez filed a Form 3 on June 2, 2009 and Form 4s on August 7, 2009 and December 24, 2009 that were late; Mario Alvarez filed a Form 4 on August 25, 2009 that was late; Tay Yong Lee filed Form 4s on December 1, 2009 and December 2, 2009 that were late; Kenneth L. Waggoner filed a Form 3 on June 12, 2009 and Form 4s on June 19, 2009 and August 7, 2009 that were late; Carlos Trujillo filed a Form 3 on June 2, 2009 and Form 4s on August 7, 2009 and August 14, 2009 that were late.

The Company is not aware of any filings required by officers, directors or beneficial owners of more than 10% of any class of equity securities that failed to file a required report during the year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis

The Company presently has independent contractor agreements with its named executive officers.  However, the Company has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by an early development stage business, the Company has not paid any cash and/or stock compensation to its named executive officer.

Our current named executive officers are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their ability.  As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two (2) completed fiscal years for all services rendered to us.

December 31, 2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Alvarez, CEO	2008	$0	$0	$0	$0	$0	$0	$0	$0
Mario Alvarez, Chief Operating Officer	2008	$0	$0	$0	$0	$0	$0	$0	$0
Isidoro Gutierrez, Chief Administrative Officer	2008	$0	$0	$0	$0	$0	$0	$0	$0
Kenneth Hobbs, Vice President of Mergers and Acquisitions	2009	$0	$0	$0	$0	$0	$0	$0	$0
Tay Yong Lee, President	2009	$0	$0	$0	$0	$0	$0	$0	$0
Carlos Trujillo, Chief Financial Officer and Chief Accounting Officer	2008	$0	$0	$0	$0	$0	$0	$0	$0
Kenneth L.Waggoner, Vice President, General Counsel and Secretary	2008	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Alvarez, CEO	2009	$0	$0	$0	$0	$0	$0	$145,833	$145,833
Mario Alvarez, Chief Operating Officer	2009	$0	$0	$2,070,000	$0	$0	$0	$125,000	$2,195,000
Isidoro Gutierrez, Chief Administrative Officer	2009	$0	$0	$2,418,242	$0	$0	$0	$104,167	$2,522,409
Kenneth Hobbs, Vice President of Mergers and Acquisitions	2009	$0	$0	$647,768	$0	$0	$0	$100,000	$747,768
Tay Yong Lee, President	2009	$0	$0	$10,800,000	$0	$0	$0	$145,833	$10,945,833
Carlos Trujillo, Chief Financial Officer and Chief Accounting Officer	2009	$0	$0	$399,990	$0	$0	$0	$114,583	$514,573
Kenneth L.Waggoner, Vice President, General Counsel and Secretary	2009	$0	$0	$1,290,054	$0	$0	$0	$114,583	$1,404,637

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
George Alvarez, CEO	0	0	0	$0	N/A	0	0	0	0
Mario Alvarez, Chief Operating Officer	0	0	0	$0	N/A	0	0	0	0
Isidoro Gutierrez, Chief Administrative Officer	0	0	0	$0	N/A	0	0	0	0
Kenneth Hobbs, Vice President of Mergers and Acquisitions	0	0	0	$0	N/A	0	0	0	0
Tay Yong Lee, President	0	0	0	$0	N/A	0	0	0	0
Carlos Trujillo, Chief Financial Officer and Chief Accounting Officer	0	0	0	$0	N/A	0	0	0	0
Kenneth L. Waggoner, Vice President, General Counsel and Secretary	0	0	0	$0	N/A	0	0	0	0

Compensation of Directors

To date, we have not compensated directors for their services in their capacity as directors.  We reimburse our directors for all travel and lodging expenses associated with corporate matters if and when incurred

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Alvarez, CEO	$0	$0	$0	$0	$0	$0	$0
Mario Alvarez, Chief Operating Officer	$0	$0	$0	$0	$0	$0	$0
Tay Yong Lee, President	$0	$0	$0	$0	$0	$0	$0
Kenneth L. Waggoner, Vice President, General Counsel and Secretary	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their services rendered as members of the Board of Directors of the Company.

Employment Agreements with Executive Officers and Directors

We have entered into independent contractor agreements with Mario Alvarez, Isidoro Gutierrez, Kenneth Hobbs, Colin Tay, Carlos Trujillo and Kenneth L. Waggoner.  All of the aforementioned persons serve as officers and/or directors of the Company.  Attached as Exhibits 10.20 through 10.29, are such aforementioned independent contractor agreements with Mario Alvarez, Isidoro Gutierrez, Kenneth Hobbs, Colin Tay, Carlos Trujillo and Kenneth L. Waggoner.

We used our form independent contractor agreement for the aforementioned independent contractors for their services rendered to the Company.  Such terms and conditions of the form independent contractor agreement included the names of the parties to the agreement, the term of the agreement, the independent contractor status, and the full responsibility of the independent contractor to pay all applicable taxes.

Stock Option Plan

Our Board of Directors has adopted a stock option plan for the benefit of our directors, officers or future employees.  The option plan grants the directors of the company authority to award stock options to purchase up to 8,000,000 shares of our Class A Common Stock.  We have not obtained stockholder approval for the stock option plan or issued any options thereunder.

Compensation Committee

We have no employees; accordingly, we have not paid any compensation to employees and have not established a compensation committee.  All issues regarding executive compensation are addressed by our Board of Directors.  All members of our Board of Directors were our officers during 2009.  All members of our Board of Directors had one or more relationships requiring disclosure under Item 404 of Regulation S-K.  Since we have no employees and have not paid any compensation to employees, we have not prepared a compensation discussion and analysis for employees.

None of our executive officers served as a director of another entity whose executive officers served on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 15, 2009, the total number of shares owned beneficially by each of our directors, officers, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner (1)	Class A Common Stock		Class B Common Stock
	Amount of Beneficial Ownership	Percent of Class	Amount of Beneficial Ownership	Percent of Class
George Alvarez (2)	44,700	*	66,909,088	100%
Mario Alvarez (3)	18,721,131	6.4%
Isidoro Gutierrez	3,903,048	1.3%
Kenneth Hobbs	1,043,975	*
Antonios Isaac (4)	62,199,934	21%
Tay Yong Lee (Colin Tay)	18,000,000	6.2%
Carlos A. Trujillo	857,567	*
Kenneth L. Waggoner	3,035,529	1.0%
Directors and Officers as a Group (8 persons)	107,805,884	37.2%	66,909,088	100%

*           Less than one percent.
_________________________

(1)  Unless otherwise noted, the address of each holder is 12520 High Bluff Drive, Suite 145, San Diego, California 92130.  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)  Mr. George Alvarez holds proxies to vote all 66,909,088 issued and outstanding shares of Series B Common Stock.

(3)  Consists of shares held by the Alvarez and Alvarez Irrevocable Living Trust, of which Mr. Mario Alvarez is trustee.  Mr. Alvarez disclaims beneficial ownership of such shares except to the extent of his interest therein.

(4)  Consists of (a) 4,000,000 shares of Series A Common Stock held directly by Antonios Isaac; (b) 53,199,934 shares of Series A Common Stock held by Isaac Organization, Inc., of which Mr. Isaac is the sole shareholder; (c) 5,000,000 shares of Series A Common Stock held by Negotiart, Inc, of which Mr. Isaac is the sole officer and director.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as indicated below, since December 31, 2009 there have been no transactions, nor are there any currently proposed transactions, to which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Since our acquisition of Trussnet, Trussnet Delaware has performed approximately $61.6 million in contract services, representing substantially all of our operations, including the engineering, architectural and deployment services we provide relating to the Chinacomm Network.  Our Chief Executive Officer, George Alvarez, our Chief Operating Officer, Mario Alvarez, and our Chief Administrative Officer, Isidoro Gutierrez, all were officers and shareholders of Trussnet Delaware; they resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining our Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner subsequent to our acquisition of Trussnet.

Pursuant to an Agreement for Professional Services, dated April 10, 2008, between Trussnet and Trussnet Delaware, we have agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The agreement has a term of 2 years, but either party may terminate the agreement upon 60 days written notice.  Due to a lack of funding, we have not paid Trussnet Delaware for a significant portion of the services it has provided to us.  As of December 31, 2009, we owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware has advanced funds for our operations in anticipation of our receiving additional funding.  On October 1, 2009, Trussnet and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Professional Services Agreement”).  Among other things, the First Amendment to Professional Services Agreement requires Trussnet to commence paying for the services Trussnet Delaware provided in connection with the Chinacomm Network at the rate of $10,000,000 per month, until the outstanding obligation was paid in full.  The amounts due are to be paid through the issuance of the Company’s stock in accordance with the provisions of the Amendment to Professional Services Agreement. No amounts currently due have been paid.

Except for the extension of credit for services performed, we believe that Trussnet Delaware provided all such services at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.

Trussnet Delaware has subcontracted much of the work developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  Our President, Tay Yong Lee, is the Chief Executive Officer of Trussnet ADC Co. Inc.

We acquired our option to purchase a 49% interest in Chinacomm Cayman from TCP of which Tay Yong Lee is a director and principal stockholder.  We believe that purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.  Mr. Tay abstained from voting as a Board member of the Company in connection with this transaction.

Review, Approval or Ratification of Transactions with Related Parties

We have not yet adopted policies and procedures for review, approval or ratification of transactions with related parties.  All of the transactions disclosed under this Item were approved by our Chief Executive Officer or our President.

Director Independence

We currently do not have any independent directors on our Board of Director.  The Company believes strongly in the value of independent directors and the benefits independent directors bring to the Company.  The Company intends to explore the opportunity of identifying and retaining at least three independent directors once the Company has obtained additional capital.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2009.  We paid Mendoza Berger & Company, LLP a total of $62,448 and $167,051 in 2008 and 2009, respectively, for the audit and other services provided by that firm.

Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The aggregate fees billed by the independent registered accountants for the period ended December 31, 2009 for professional services for the audit of our financial statements as at December 31, 2009 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $60,448 and $165,051 for 2008 and 2009, respectively..

Audit-Related Fees: This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  Mendoza Berger & Company, LLP did not perform any audit-related services for us during 2008 and 2009.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.  We paid Mendoza Berger & Company, LLP $2,000 and $2,000 during 2008 and 2009, respectively, for services for tax compliance, tax advice, and tax planning.

All Other Fees: This category consists of fees for other miscellaneous items.  We did not pay Mendoza Berger & Company, LLP any other fees during 2008 and 2009.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Audit Committee.  Any such approval by the Audit Committee is disclosed to the entire Board

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc. and the stockholders of Trussnet. (1)
3.1	Certificate of Incorporation. (2)
3.2	Articles of Incorporation (2)
3.3	Articles of Amendment to the Articles of Incorporation, effective as of May 25, 2008 (3)
3.4	Articles of Amendment to the Articles of Incorporation, effective as of July 3, 2009 (4)
3.2	By-laws (2)
10.1	Independent Contractor Agreement, effective as of January 1, 2008, between Trussnet U.S.A., Inc. and Timothy C. Hoopes. (5)
10.2	Stock Option Plan (1)
10.3	Independent Contractor Agreement, effective April 4, 2008, between the Company and Robert P. Weygand. (6)
10.4	Engagement Letter and Retainer Agreement, each dated April 5, 2008, between the Company and the Law Offices of Mark C. Fields. (7)
10.5	Framework Agreement, dated April 7, 2008, between the Company and Chinacomm (1)
10.6	Agreement for Professional Services, dated April 10,2008, between Trussnet USA, Inc. (Nevada) and Trussnet USA, Inc. (Delaware) (1)
10.7	Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. (1)
10.8	Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and CECT-Chinacomm Communications Co., Ltd. (1)
10.9	Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. (1)
10.10	Equipment Sublease Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and Chinacomm (1)
10.11	Strategic Frame Agreement, dated October 6, 2008, between the Company and Runcom Technologies Ltd. (8)
10.12	Agreement dated October 14, 2008, between the Company and Shai Bar-Lavi. (9)
10.13	Convertible Note Purchase Agreement. (1)
10.14	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008. (1)
10.15	Consulting and Non-Circumvention Agreement, dated January 2, 2009, between the Company and Sandy Haxby. (10)
10.16
Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Capital Partners Ltd., as buyer, regarding capital stock of Perusat S.A. (1)

10.17	Stock Purchase Agreement, dated as of February 25, 2009, between the Company and Olotoa Investments, LLC. (11)
10.17(a)	Amended and Restated Stock Purchase Agreement, entered into and effective as of February 25, 2009 between the Company and Olotoa Investments, LLC (12)
10.18	Retainer Agreement, dated March 3, 2009, between the Company and Horowitz Cron & Jasper. (13)
10.19	Asset Purchase Agreement, dated as of March 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. (14)
10.20	Independent Contractor Agreement, effective January 1, 2009, between the Company and Negotiart of America Inc.
10.21	Stock Purchase Agreement, dated February 9, 2010, between the Company and Excel Era Limited (15)
10.21(a)	First Amendment to Stock Purchase Agreement, dated February 15, 2010, between the Company and Excel Era Limited (16)
10.21(b)	Second Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Excel Era Limited (17)
10.22	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc. (15)
10.22(a)	First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Issac Organization (17)
10.23	First Amendment to Promissory Note, dated March 5, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. (17)
10.23(a)	Second Amendment to Promissory Note, dated March 16, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. (18)
10.24	Independent Contractor Agreement, effective May 29, 2008, between the Company and Mario Alvarez
10.25	Second Amended and Restated Independent Contractor Agreement, effective January 1, 2009, between the Company and Isidoro Gutierrez
10.26	Amended and Restated Independent Contractor Agreement, effective January 1, 2009, between the Company and Kenneth Hobbs
10.27	Independent Contractor Agreement, effective May 1, 2008, between the Company and Colin Tay
10.28	Amended and Restated Independent Contractor Agreement, effective January 1, 2009, between the Company and Carlos Trujillo
10.29	Second Amended and Restated Independent Contractor Agreement, effective January 1, 2009, between the Company and Kenneth L. Waggoner
21	Subsidiaries of the Registrant. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006
(3)	Incorporated by reference to the Company’s Schedule 14C filed on May 6, 2008
(4)	Incorporated by reference to the Company’s Schedule 14C filed on June 19, 2008
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 6, 2009
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 17, 2008
(7)
Incorporated by reference to the Company’s Registration Statement on Form S-8 on February 19, 2009 and the Company’s Registration Statement on Form S-8 filed on December 10, 2008 and the Company’s Registration Statement on Form S-8 filed on March 27, 2009

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on Form 8-K on November 6, 2008
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 20, 2009
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 27, 2009
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2009
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 14, 2009
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 4, 2009
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2010
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Tel Group, Inc.

Date: April 15, 2010	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

CHINA TEL GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2009 and 2008	F-3

Consolidated Statements of Loss for the year ended December 31, 2009, from April 4, 2008 (date of inception) through December 31, 2008 and from April 4, 2008 (date of inception) through December 31, 2009
F-4

Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through December 31, 2009	F-5~F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2009, from April 4, 2008 (date of inception) through December 31, 2008 and from April 4, 2008 (date of inception) through December 31, 2009
F-8

Notes to Consolidated Financial Statements	F-9~F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Tel Group, Inc.

We have audited the accompanying consolidated balance sheets of China Tel Group, Inc. and its subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of loss, stockholders' deficit and cash flows for the year ended December 31, 2009, for the period from inception (April 4, 2008) through December 31, 2008 and for the period from inception (April 4, 2008) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of China Tel Group, Inc. and its subsidiaries, as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ending December 31, 2009, for the  period from inception (April 4, 2008) through December 31, 2008 and for the period from inception (April 4, 2008) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  The Company has incurred a net loss of $56,041,182 for the year ended December 31, 2009, cumulative losses of $165,361,145 since inception, a negative working capital of $68,760,057 and a stockholders’ deficit of $63,213,793.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP

Mendoza Berger & Company, LLP

Irvine, California
April 15, 2010

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$54,208	$6,578
Accounts receivable, net of provision for doubtful accounts of $4,695	72,673	-
Accounts receivable, other	11,574	-
Inventory	1,258	-
Note receivable	-	3,039,123
Prepaid expenses	153,210	-
Deferred financing costs, net of accumulated amortization of $3,871,802 and $386,188, respectively	-	3,203,608
Total current assets	292,923	6,249,309

Property, plant and equipment, net of accumulated depreciation of $1,313,635	556,345	-

Other assets:
Intangible assets, net of accumulated amortization of $148,971	32,981	-
Investments, at cost	5,000,000	5,000,000
Total other assets	5,032,981	5,000,000

Total assets	$5,882,249	$11,249,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$53,403,042	$42,632,534
Unearned revenue	20,151	-
Line of credit	91,429	-
Advances from shareholders	372,867	-
Notes payable, related party	1,190,424
Notes payable	182,893	-
Convertible debentures, net of unamortized discount of $-0- and $12,568,303, respectively	9,358,158	21,535,101
Other notes payable	2,025,000	-
Derivative liability	2,409,016	26,165,886
Total current liabilities	69,052,980	90,333,521

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	69,119,889	90,400,430

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 230,611,717 and 89,458,947 shares issued and outstanding as of December 31, 2009 and 2008, respectively	230,612	89,459
Additional paid in capital	101,902,351	30,079,383
Accumulated deficit	(165,361,145)	(109,319,963)
Accumulated other comprehensive income	14,389	-
Total China Tel Group, Inc.'s stockholders' deficit	(63,213,793)	(79,151,121)
Non controlling interest	(23,847)	-
Total stockholder's deficit	(63,237,640)	(79,151,121)

Total liabilities and stockholders' deficit	$5,882,249	$11,249,309

The accompanying notes are an integral part of these  consolidated financial statements

CHINA TEL GROUP, INC.
CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)

		From April 4, 2008	From April 4, 2008
		(date of inception)	(date of inception)
	Year ended	Through	Through
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$657,876	$-	$657,876
Cost of sales	521,719	-	521,719
Gross profit	136,157	-	136,157

OPERATING EXPENSES:
Selling, general and administrative expenses	54,903,262	7,818,329	62,721,591
Impairment loss	1,008,290	-	1,008,290
Depreciation and amortization	71,210	-	71,210
Research and development costs	9,757,038	51,828,172	61,585,210
Total operating expenses	65,739,800	59,646,501	125,386,301

Net loss from operations	(65,603,643)	(59,646,501)	(125,250,144)

OTHER INCOME (EXPENSES):
Other (expenses)	(110,021)	-	(110,021)
Gain on settlement of debt	1,076,189	-	1,076,189
Gain on foreign currency transactions	59,135	-	59,135
Loss on investments, related party	-	(6,636,410)	(6,636,410)
Gain (loss) on change in fair value of debt derivative	23,756,870	(12,082,500)	11,674,370
Interest expense	(15,243,559)	(30,604,481)	(45,848,040)

Net loss before provision for income taxes	(56,065,029)	(108,969,892)	(165,034,921)

Income taxes	-	-	-

Net (Loss)	(56,065,029)	(108,969,892)	(165,034,921)

Non controlling interest	23,847	-	23,847

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(56,041,182)	$(108,969,892)	$(165,011,074)

Net loss per common share (basic and fully diluted)	$(0.44)	$(1.23)	$(1.31)
Weighted average number of shares outstanding, basic and fully diluted	126,071,021	88,307,498	126,071,021

Comprehensive Loss:
Net Loss	$(56,065,029)	$(108,969,892)	$(165,034,921)
Foreign currency translation gain	5,700	-	5,700

Comprehensive Loss:	(56,059,329)	(108,969,892)	(165,029,221)
Comprehensive income attributable to the non controlling interest	18,432	-	18,432
Comprehensive loss attributable to China Tel Group, Inc.	$(56,040,897)	$(108,969,892)	$(165,010,789)

The accompanying notes are an integral part of these consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other		Non	Total
			Series A		Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance forward	-	-	97,669,605	$97,670	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)

Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	429,000	-	-	-	430,000

Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	200,713	-	-	-	200,924

Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	249,737	-	-	-	250,000

Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	1,075,100	-	-	-	1,078,000

Issuance of Series A common stock in July 2009 in exchange for services rendered, including acting officers	-	-	7,403,149	7,403	5,945,116	-	-	-	5,952,519

Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	6,094,339	-	-	-	6,102,492

Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	7,247,020	-	-	-	7,271,011

Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	4,059,520	-	-	-	4,063,885

Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	4,198,720	-	-	-	4,213,262

Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	(3,000)	-	-	-	-

Subtotal	-	$-	163,497,600	$163,498	$64,588,573	$-	$(109,319,963)	$-	$(44,567,892)

The accompanying notes are an integral part of these consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Additional	Other		Non	Total
			Series A		Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance forward	-	$-	163,497,600	$163,498	$64,588,573	$-	$(109,319,963)	$-	$(44,567,892)

Issuance of Series A common stock in October 2009 in exchange for services rendered	-	-	6,242,622	6,243	2,724,790	-	-	-	2,731,033

Issuance of Series A common stock in October 2009 in exchange for convertible debentures and related interest	-	-	929,556	929	407,238	-	-	-	408,167

Issuance of Series A common stock in November 2009 in exchange for services rendered	-	-	760,061	760	443,876	-	-	-	444,636

Issuance of Series A common stock in November 2009 in exchange for convertible debentures and related interest	-	-	4,376,198	4,376	1,507,005	-	-	-	1,511,381

Issuance of Series A common stock in December 2009 in exchange for services rendered, including acting officers	-	-	41,000,000	41,000	22,572,495	-	-	-	22,613,495

Issuance of Series A common stock in December 2009 in exchange for convertible debentures and related interest	-	-	13,805,680	13,806	8,882,412	-	-	-	8,896,218

Equity based compensation	-	-	-	-	775,962	-	-	-	775,962

Foreign currency translation gain	-	-	-	-	-	14,389	-	-	14,389

Net loss	-	-	-	-	-	-	(56,041,182)	(23,847)	(56,065,029)

Balance, December 31, 2009	-	$-	230,611,717	$230,612	$101,902,351	$14,389	$(165,361,145)	$(23,847)	$(63,237,640)

The accompanying notes are an integral part of these consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		From April 4, 2008	From April 4, 2008
		(date of inception)	(date of inception)
	Year ended	Through	Through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,041,182)	$(108,969,892)	$(165,011,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,210	-	71,210
Non controlling interest	(23,847)	-	(23,847)
Amortization of financing costs	3,485,614	386,188	3,871,802
Accretion of convertible debt	12,568,303	1,515,083	14,083,386
Impairment of goodwill	1,008,290	-	1,008,290
Gain on settlement of debt	(1,076,189)	-	(1,076,189)
Gain on change in fair value of debt derivative	(23,756,870)	12,082,500	(11,674,370)
Common stock issued in exchange for services	46,708,233	-	46,708,233
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	27,060,987	27,060,987
(Increase) decrease in:
Accounts receivable	74,223	-	74,223
Inventory	2,554	-	2,554
Prepaid expenses	(16,374)	38	(16,336)
Increase (decrease) in:
Accounts payable and accrued liabilities	13,999,338	44,283,299	58,282,637
Other notes payable	2,025,000	-	2,025,000
Unearned revenue	(14,699)	-	(14,699)
Net cash used in operating activities	(986,396)	(23,641,797)	(24,628,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	19,419	-	19,419
Proceeds received in connection with reverse merger	-	55,404	55,404
Investment in Chinacomm	-	(5,000,000)	(5,000,000)
Net cash provided by (used in) investing activities	19,419	(4,944,596)	(4,925,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from shareholders	372,867	-	372,867
Payments on line of credit	(50,164)	-	(50,164)
Payments made to notes payable	(104,472)	-	(104,472)
Proceeds from notes payable, related party	775,000	-	775,000
Net proceeds from issuance of convertible debentures	-	28,592,971	28,592,971
Net cash provided by financing activities	993,231	28,592,971	29,586,202

Effect of currency rate change on cash	21,376	-	21,376

Net increase in cash and cash equivalents	47,630	6,578	54,208

Cash and cash equivalents, beginning of the period	6,578	-	-
Cash and cash equivalents, end of the period	$54,208	$6,578	$54,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$48,058	$-	$48,058
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$24,825,888	$1,776,684	$26,602,572
Common stock issued for services rendered	$46,708,233	$-	$46,708,233
Common stock issued for investment	$430,000	$-	$430,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

 NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and Business Presentation

China Tel Group, Inc. (formerly Mortlock Ventures, Inc.) (“Company”) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities, and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”).  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through December 31, 2009, the Company has accumulated losses of $165,034,921.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet USA, Inc., a Nevada corporation was formed and the date used for financial activities for accounting purposes in this report.)

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

 NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The results of operations of Mortlock Ventures, Inc., until the Merger, are included in the Company's consolidated statement of losses.

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

Acquisition of Perusat S.A

On April 15, 2009, the Company completed its February 22, 2009 purchase of 95% of the outstanding shares of Perusat S.A.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 shares of the Company’s common stock and a note payable of $275,000.

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

In accordance with ASC 815-10, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash	$19,419
Current assets acquired	352,566
Property, plant and equipment, net	542,183
Software licenses, net	124,357
Total assets:	$1,038,525
Less:
Liabilities assumed	(1,341,815)
Non controlling interest	-
Net:	(303,290)
Goodwill acquired	1,008,290
Total purchase price	$705,000

The Company identified software as identifiable intangible assets with estimated life of 10 years.

Goodwill in the amount of $1,008,290 represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired and their associated costs and expenses.

Estimates

The preparation of the financial statements is in conformity with United States Generally Accepted Accounting Principles, which require management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2009, the Company had unearned revenue of $20,151.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at December 31, 2009 was $4,695.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible Assets and Goodwill

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10.  The Company assigns to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the acquisition of Persuat S.A. on April 15, 2009, the Company acquired intangible assets in the aggregate amount of $1,132,647.

The Company allocated $124,357 to identifiable intangible assets including developed software.  The remaining $1,008,290 was allocated to goodwill.

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life of the developed software is ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”).  In accordance with ASC 305-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations.

During the year ended December 31, 2009 the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at December 31, 2009.  The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per share during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $0.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2009, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products, and services are expensed in the period incurred.  The Company incurred research and development expenses of $9,757,038, $51,828,172 and $61,585,210 for the year ended December 31, 2009; for the period from April 4, 2008 (date of the Company’s inception) through December 31, 2008 and from April 4, 2008 (date of the Company’s inception) through December 31, 2009, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company entered into a Framework Agreement and a share subscription agreement whereby the Company, through its subsidiary, Gulfstream Capital Partner, Ltd., agreed to acquire a 49% interest in Chinacomm Cayman for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  During 2009, the agreements were restructured such that the Company has acquired from TCP an option to acquire up to a 49% interest in Chinacomm Cayman pursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009.  See Note 6 for a complete discussion of this agreement.

The Company did not evaluate for impairment, and the fair value of the cost-method investment is not estimated, since there is no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined in accordance with ASC 825-10 that it was not practicable to estimate the fair value of the investment.

Reliance on Key Personnel and Consultants

The Company does not have any employees.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants.  The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”).  ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements.  The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events through February 16, 2010, the date the financial statements were available to be issued.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

Effective July 1, 2009, the Company adopted FASB 107-1 (ASU No. 825) which amends FASB 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28) to require those disclosures in summarized financial information at interim reporting periods. Adoption of FASB 107-1 did not have a material impact on the Company’s results of operations or financial condition.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $56,041,182 for the year ended December 31, 2009 and cumulative losses since inception (April 4, 2008) of $165,361,145.  Additionally, the Company has negative working capital of $68,760,057 as of December 31, 2009 and stockholder’s deficit of $63,213,793.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 - GOING CONCERN MATTERS (continued)

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

NOTE 3 - NOTE RECEIVABLE

In conjunction with the sale of convertible debentures, the Company’s broker/dealer issued a promissory note for $3,039,123 representing non forwarded proceeds received from convertible note subscribers.  The Company has entered into an agreement pursuant to which the Company’s broker/dealer will provide to the Company Series A common stock of the Company held by the broker/dealer. During the year ended December 31, 2009, the Company collected $124,107 towards the note leaving $2,915,016 unpaid.

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

On or about September 25, 2009, the Company, Westmoore and Aspen Stock Transfer entered into a Stipulation for Preliminary Injunction and Regarding Mechanics of Third-Party Investors providing for an injunction to enjoin the transfer of any shares of the Company held by Westmoore (“Stipulation”).  The Stipulation further provided for the mechanics to resolve issues regarding the validity of the convertible notes held by the subscribers whose purchase funds were the subject of the lawsuit.  The Company and Westmoore solicited responses from the subscribers of the convertible notes at issue to determine the disposition of the convertible notes and the eventual resolution or continuation of the litigation.

As of December 31, 2009, Westmoore issued an aggregate of 6,022,511 shares of the Company’s common stock held by Westmoore as settlement of $3,991,205 in recorded convertible notes and related accrued interest.  Upon settlement, the Company recorded a gain on settlement of debt in the aggregate of $1,076,189.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses at December 31, 2009 are comprised of the following:

Prepaid taxes	$104,793
Prepaid payroll taxes	43,274
Deferred charges	231
Other prepaid expenses	4,912
Total prepaid expenses	$153,210

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 - DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5 month period in conjunction with the related convertible notes.  The Company charged $3,485,614, $386,188 and $3,871,802 to selling and general administrative expenses for the year ended December 31, 2009, from April 4, 2008 (date of Company’s inception) through December 31, 2008 and from April 4, 2008 (date of Company’s inception) through December 31, 2009, respectively.

NOTE 6 - DEPOSITS AND INVESTMENTS

In 2008, the Company paid Chinacomm $5,000,000 towards a $196 million purchase price to acquire 49% of the authorized shares of Chinacomm Cayman.  When the Company was unable to complete the purchase, TCP acquired from Chinacomm the same 49% interest in Chinacomm Cayman.  On March 9, 2009, TCP sold the 49% interest to the Company under an asset purchase agreement, a $191 million non-recourse promissory note, and a pledge of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the note.  TCP, of which the Company’s president Tay Yong Lee is the sole shareholder, effectively provided the Company with non-recourse bridge financing for its acquisition.  The promissory note bears interest of 8% per annum, has a due date of March 9, 2010, and is non-recourse, except for the pledged collateral.  Upon each payment the Company makes in reduction of the principal balance of the note, TCP will (i) deliver an equal payment to Chinacomm Cayman, which Chinacomm Cayman will in turn use to capitalize Yunji and Trussnet Dalian and to deploy the Chinacomm Network; and (ii) release to the Company from the pledged shares of Chinacomm Cayman stock the same proportion of the total shares that the reduction of the principal balance bears to the total principal balance.

Since the promissory note is non-recourse and is secured only by the shares of Chinacomm Cayman, the Company recorded the initial payment of $5,000,000 as an investment and the $191,000,000 note as an option to acquire up to 49% of Chinacomm Cayman upon payment of the note and accrued interest.  Therefore the investment in Chinacomm Cayman is recorded at the initial cash payment of $5,000,000.

A summary of the investment activity is as follows:

Fair value of the investment:

December 31, 2009
Fair value of the investment	$5,000,000

As of December 31, 2009, Chinacomm Cayman was an inactive entity with no assets, liabilities or operating activities, except for contractual rights in the operation of the Chinacomm Network.

The Company did not evaluate for impairment, and the fair value of the investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment at this time.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of 10 years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the years ended December 31, 2009 and 2008, the Company recorded amortization of $10,970,530 and $0 as a charge to current period operations, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

Accounts payable	$51,689,532
Accrued interest on indebtedness	1,676,536
Court ordered litigation expenses	36,974
Total	$53,403,042

NOTE 9 - CONVERTIBLE NOTES

Convertible notes as of December 31, 2009 are comprised of the following:

	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible notes payable, unsecured were due December 31, 2008; accrued and unpaid interest due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.95 per share. The Company is currently in default.	$6,801,500	$-	$6,801,500
10% amended and restated convertible notes payable were due December 31, 2009, with interest payable at maturity. The amended and restated convertible notes are convertible into the Company’s common stock at the lower of (a) $0.95 per share or (b) 80% of the volume weighted average of the closing bid price for the shares on the Over The Counter Bulletin Board Exchange for the ten (10) day period prior to the convertible note holder’s election to convert. The Company is currently in default.	$2,556,658	-	$2,556,658
Total	9,358,158	-	9,358,158
Less current maturities	(9,358,158)	(-)	(9,358,158)
Long term portion	$-	$-	$-

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9 - CONVERTIBLE NOTES (continued)

Convertible notes as of December 31, 2008 are comprised of the following:

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

Since the Company’s date of inception through December 31, 2009, the Company amortized $39,629,290 as interest expense.   For the years ended December 31, 2009 and 2008 the amortization was $12,568,303 and $27,060,987 respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9 - CONVERTIBLE NOTES (continued)

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

The Company's identified embedded derivatives related to the amended and restated convertible note purchase agreements entered into on November 17, 2008.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the amended and restated convertible note purchase agreement and to fair value as of each subsequent balance sheet date.  At the inception of the amended and restated convertible note purchase agreements, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine (409) days.

NOTE 10 - NOTES PAYABLE

Notes payable at December 31, 2009 were comprised of the following:

Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$139,114
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment (currently in default)	$2,760

Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	$41,019
Total	182,893
Less current portion:	(182,893)
Long term portion:	$-

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 - OTHER NOTES PAYABLE

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain convertible notes currently in default.  The judgments are accruing interest at rates between 3.6 percent to 10 percent per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $2,403,835.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% amended and restated convertible notes issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At December 31, 2009, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 156.65%; and risk free interest rate of 0.04% and recorded non-operating income of $23,756,870 representing the change in fair value from December 31, 2008.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2009 and 2008 is $2,409,016 and $26,165,886, respectively.

NOTE 13 - NON CONTROLLING INTEREST

Acquisition of Perusat S.A

On April 15, 2009, the Company acquired a 95% interest in Perusat S.A., organized under the laws of the Country of Peru.

The following table summarizes the changes in Non Controlling Interest from April 15, 2009 (date of acquisition) to December 31, 2009:

Balance as of April 15, 2009 (date of acquisition) (negative)	$-
Period loss applicable to non controlling interest from the date of acquisition through December 31, 2009	(23,847)
Balance as of December 31, 2009	$(23,847)

NOTE 14 - MANDATORY REDEEMABLE SERIES B COMMON STOCK

The Company is authorized to issue 66,909,000 shares of $0.001 par value Series B Common Stock.  The general attributes are:

Voting Rights

Each share of Series B Common Stock is entitled to ten votes in all matters for any action that the Series A Common Stock shareholders are entitled to vote.

Non Participatory

The Series B Common Stock does not participate in any declared dividends for any class of stock

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 14 - MANDATORY REDEEMABLE SERIES B COMMON STOCK (continued)

Liquidation Preference

The Series B Common Stock shareholders have the same liquidation rights as the Series A Common Stock shareholders.

Transferability

The Series B Common Stock is non transferable.

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value ($0.001) per share, therefore classified outside of equity for reporting purposes.

NOTE 15 - STOCKHOLDERS EQUITY

The Company is authorized to issue 500,000,000 shares of Series A Common Stock.  As of December 31, 2009, there were 230,611,717 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 1,471,663 shares of common stock in exchange for $1,398,080 convertible notes.

During the year ended December 31, 2008, the Company issued 1,870,196 shares of common stock in settlement of $1,776,684 outstanding accounts payable.

During the year ended December 31, 2009, the Company issued an aggregate of 79,849,607 shares of common stock amounting to $46,708,233 for services rendered.  The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the year ended December 31, 2009, the Company issued an aggregate of 2,658,790 shares of common stock in exchange for $2,525,849 of outstanding accounts payable.

During the year ended December 31, 2009, the Company issued an aggregate of 57,644,373 shares of common stock in exchange for $22,300,039 of convertible debentures and related accrued interest.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of Series A Common Stock for $430,000 in connection with the acquisition of 95% interest in Perusat S.A. (See Note 1).

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000
Note payable dated September 17, 2009, 8% per annum interest, due March 17, 2010	100,000
N Note payable, dated August 12, 2008, due August 12, 2008	140,424
Total	$1,190,424

Some of the Directors and Executive Officers of the Company were previously equity owners of Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”). Trussnet Delaware and its affiliates have performed approximately $61.5 million in contract services, representing substantially all of the Company’s operations, including the deployment services provided to Chinacomm Communications Co. Ltd.

The Company has not paid Trussnet Delaware for a significant portion of the services provided.  As of December 31, 2009, that amount is approximately $47.9 million.  Trussnet Delaware has also advanced funds for the Company’s operations in anticipation of the Company’s funding.  Pursuant to an Agreement for Professional Services, dated April 10, 2008, between Trussnet and Trussnet Delaware, we have agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The agreement has a term of two years but either party may terminate the agreement upon sixty days written notice.  Due to a lack of funding, we have not paid Trussnet Delaware for a significant portion of the services it has provided to us.  As of December 31, 2009, we owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware has advanced funds for our operations in anticipation of our receiving additional funding.  On October 1, 2009, Trussnet and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Professional Services Agreement”).  Among other things, the First Amendment to Professional Services Agreement requires Trussnet to commence paying for the services Trussnet Delaware provided in connection with the Chinacomm Network at the rate of $10 million per month until the outstanding obligation was paid in full.  The amounts due are to be paid through the issuance of the Company’s stock in accordance with the provisions of the Amendment to Professional Services Agreement.

Except for that implied extension of credit, the Company believes that all such services were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain, financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fisher”) naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJx.  The complaint alleges a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fisher.  The complaint requests damages of $1,000,000 plus interest and costs.  The Company responded to the complaint.  A judgment has been entered in this action in favor of Fisher in the amount of $1,000,000 plus interest consistent with the amount owed by the Company under the convertible note purchase agreement.  The parties are currently in negotiations regarding the amount of interest and costs to be recovered by Mr. Fisher in the proceeding.  The Company intends to pay the judgment entered in favor of Mr. Fisher as soon as funds are available to do so.

On July 8, 2009, the Company filed a complaint for: (i) reformation of contract; (ii) specific performance of contract; (iii) damages for breach of contract; (iv) damages for promissory fraud; and (v) declaratory relief in the Superior Court for the State of California, County of Orange, against Westmoore Management, LLC, Westmoore Capital Group, LLC, Capital Asset Lending, a corporation, Matthew Jennings (collectively, “Westmoore”) and Aspen Stock Transfer Agency, Inc. stemming from the failure of Westmoore to perform its obligations under a Settlement Agreement and Mutual Releases executed by Westmoore and the Company on May 15, 2009.  Aspen Stock Transfer, the Company’s stock transfer agent, was named in the litigation for the sole purpose of being included in court orders.

On or about September 25, 2009, the Company, Westmoore and Aspen Stock Transfer entered into a Stipulation for Preliminary Injunction and Regarding Mechanics of Third-Party Investors providing for an injunction to enjoin the transfer of any shares of the Company held by Westmoore (“Stipulation”).  The Stipulation provided for the terms of a settlement of the claims alleged by the Company.  The Company and Westmoore have completed the mechanics of the settlement as provided in the Stipulation bringing this matter and the convertible notes that were in issue to a final resolution.

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

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.  The Company intends to satisfy the amounts owed under the stipulation as soon as funds are available to do so.

On January 6, 2010, the Company filed a complaint against C.K.Cooper & Company, C.K. Cooper & Company Insurance Services, Inc. and Don George in the Superior Court of California for the County of Orange, Case No. 30-2010-00333962.  The complaint alleges misappropriation of trade secrets, interference with contractual relationship, interference with prospective economic advantage and violation of Business and Professions Code section 17200.  The case is currently being prosecuted by the Company.

On March 24, 2010, VRT Square, LP filed a complaint against Mario Alvarez and 18 other named defendants in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL.  The complaint alleges numerous causes of action against the defendants.  The only cause of action that is currently alleged against the Company is the second cause of action.  That cause of action seeks damages arising from the alleged conspiracy to effectuate a fraudulent transfer of the Company’s Series A Common Stock and a conspiracy to defraud.  The lawsuit is at a very preliminary stage.  The Company intends to vigorously oppose the lawsuit and believes the allegations against the Company are totally meritless.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 18 - FAIR VALUE MEASUREMENT

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

The following table sets forth the Company’s short and long-term investments as of September 30, 2009, which is measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2009:

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 18 - FAIR VALUE MEASUREMENT (continued)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$54,208	$-	$-	$54,208
Equity Based Investments	-	-	5,000,000	5,000,000
Total assets	$54,208	$-	$5,000,000	$5,054,208
Liabilities:
Debt Derivative	$-	$-	$(2,409,016)	$(2,409,016)

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

At December 31, 2009, the carrying amounts of the convertible notes payable approximate fair value, because the entire convertible notes have been classified to current maturity.

NOTE 19 - NET LOSS PER SHARE

The Company accounts for net (loss) per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) income per share for the period from April 4, 2008 (date of inception) through December 31, 2009 does not reflect the effects of 12,049,754 shares potentially issuable upon conversion of our convertible notes as of December 31, 2009.  These potentially issuable shares would have an anti-dilutive effect on our net (loss) income per share.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 20 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $165,000,000, expiring in the year 2028, that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2009 are as follows Income tax expense for the year ended December 31, 2009 is comprised of State taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2009 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2009, the significant components of the deferred tax assets (liabilities) are summarized below:

Approximate net operating loss carry forwards expiring in 2028	$165,000,000

Tax Asset	66,000,000
Less valuation allowance	(66,000,000)

Balance	$—

The following table documents the effective tax rates:

Effective Federal rate	34.0%
Effective State rate	6.0%
40.0%

The components of the deferred tax asset, net of the deferred tax liability, are as follows at December 31:

2009
Deferred tax asset (liability):
Net Operating Loss carry forward	$66,000,000
Gain on change in fair value of debt derivatives	23,756,870

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 21 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 13, 2010, the date that these financial statements were issued.

Excel Era Limited

On February 9, 2010, the Company and Excel Era Limited, a Hong Kong corporation (“Excel”) entered into a stock purchase agreement (“Excel Agreement”).  The Excel Agreement provides for Excel to acquire 159,599,803 shares of the Series A Common Stock of the Company (representing 36% of the total shares outstanding) in exchange for the payment of US$480 million to the Company.  The purchase price is payable in four installments.  The first installment of US$1 million was paid at closing on February 9, 2010.  The second installment of US$29,000,000 was due on or before February 15, 2010.  The third installment of US$210 million is due on or before March 1, 2010.  The fourth installment of US$240,000,000 was due on or before June 1, 2010.  Under the Excel Agreement, Excel has the right to appoint one new member to the Company’s Board of Directors.  The Excel Agreement prohibits Excel from transferring a variable portion of the total shares issued to Excel at closing until Excel has paid the corresponding portion of the total purchase, and provides for return or cancellation of such variable portion of the total shares in the event Excel fails to pay the equivalent portion of the total purchase price.

On February 15, 2010, the Company and Excel  entered into an agreement (“Amendment”), the effect of which was to amend the terms of the stock purchase agreement previously entered into between the parties on February 9, 2010 (“First Excel Amendment”).  The substantive terms of the First Excel Amendment provide as follows:

The First Excel Amendment provides that Purchaser shall pay $30,000,000 to the Company on or before February 15, 2010 (“Second Installment”) and $210,000,000 on or before March 1, 2010 (“Third Installment”).  In recognition of difficulties conducting financial transactions during and immediately following celebration of Chinese New Year throughout Asian countries, the parties agree that Purchaser shall pay the combined total of the Second and Third Installment on or before March 5, 2010.

On March 5, 2010, the Company and Excel entered into a Second Amendment to Stock Purchase Agreement (“Second Excel Amendment”), the effect of which is to amend the terms of the Excel Agreement and the First Excel Amendment.  The substantive terms of the Second Excel Amendment provide as follows:

The number of shares of the Company’s Class A common stock to be purchased by Excel is reduced from 159,599,803 (representing 36% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price is reduced from $480,000,000 to $320,000,000, and the installment dates and amounts are amended such that, in addition to $1,000,000 paid at closing on February 9, 2010, $239,000,000 is due on or before March 31, 2010; and $80,000,000 is due on or before December 31, 2010.  The number of shares Excel is prohibited from transferring and which are subject to return or cancellation upon failure to make any installment when due is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On April 1, 2010, the Company terminated the Excel Agreement, the First Excel Amendment and the Second Excel Amendment.  The Company has cancelled all shares previously issued to Excel under the Excel Agreement.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 21 - SUBSEQUENT EVENTS (continued)

Isaac Organization Inc.

On February 9, 2010, the Company and Isaac Organization Inc., a Canadian corporation, entered into a stock purchase agreement (“Isaac Agreement”).   The Isaac Agreement provides for Isaac to acquire 53,199,934 newly issued shares of the Series A common stock of the Company (representing 12% of the total shares outstanding) in exchange for the payment of US$160 million to the Company.  The purchase price is payable in three installments.  The first installment of US$1 million was paid at closing on February 9, 2010.  The second, installment of US$10 million was due on or before March 31, 2010.  The third installment of US$149 million is due on or before June 1, 2010.  The Isaac Agreement prohibits Isaac from transferring a variable portion of the total shares issued to Isaac at closing until Isaac has paid the corresponding portion of the total purchase price, and provides for return or cancellation of such variable portion of the total shares in the event Isaac fails to pay the equivalent portion of the total purchase price.

On March 5, 2010, the Company and Isaac entered into an Amendment to Stock Purchase Agreement (“First Isaac Amendment”), the effect of which is to amend the terms of the Isaac Agreement.  The substantive terms of the First Isaac Amendment provide as follows:

The number of shares of the Company’s Class A Common Stock to be purchased by Isaac is increased from 53,199,934 (representing 12% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price is increased from $160,000,000 to $320,000,000.  The installment dates and amounts are amended such that, in addition to $1,000,000 paid at closing on February 9, 2010, $10,000,000 was due at the execution of the First Isaac Amendment on March 5, 2010; $20,000,000 was due on or before March 31, 2010; $129,000,000 is due on or before June 1, 2010; $80,000,000 is due on or before September 30, 2010; and $80,000,000 is due on or before December 31, 2010.  The number of shares Isaac is prohibited from transferring and which are subject to return or cancellation upon failure to make any installment when due is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

Section 5 of the First Amendment is revised as follows: Maker promises to pay Payee all amounts due under the Note (as Amended) in lawful money of the United States.  Payee shall have the right to elect to receive payment of all or any portion of the past or future accrued interest an/or extension fees, but not any portion of the Original Principal Balance, in either U.S. Dollars, or in shares of Series A common stock of Maker (“Shares”).  If Payee elects to receive payment in any amount in Shares, such Shares shall be issued to Payee at eighty percent (80%) of the ten day weighted average closing price of the Shares as quoted on the OTCBB as of the Maturity Date as extended (“Share Calculation”).  Any Shares issued to Payee by Maker will not have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act and applicable state securities laws or an applicable exemption from those registration requirements.

On March 31, 2010, Isaac withheld making the $20,000,000 installment payment called for under the First Isaac Amendment, as Isaac expressed a desire to renegotiate its terms in light of recent developments with Excel Era Limited.  As of the date this 10-K report is filed, we have neither issued Isaac a certificate for the increased shares called for under the First Isaac Amendment, nor cancelled the certificate for the shares issued under the Isaac Agreement, because renegotiation of the terms of a stock purchase agreement with Isaac remain ongoing.

Trussnet Capital Partners (HK) Ltd.

On March 9, 2009, the Company entered into an Asset Purchase Agreement with Trussnet Capital Partners (HK) Ltd., a Hong Kong limited liability company (“TCP”) that included a Promissory Note from the Company to TCP in the amount of $191,000,000 (“TCP Note”).  The original maturity date of the TCP Note was March 10, 2010.

On March 5, 2010, the Company filed a Form 8-K Amendment No. 1, regarding the First Amendment to the TCP Note (“First Amendment”).  The substantive terms of the First Amendment provide that:  (i) TCP acknowledged receipt of a $2,000,000 partial payment of interest due on the Note; (ii) the remaining $13,280,000 of accrued interest is added to the principal Note balance; (iii) the interest rate on the amended principal balance is increased from 8% to 10% per annum; (iv) the maturity date of the Note is extended from March 9, 2010 to April 10, 2010 in exchange for an extension fee equal to 1% to be added to the amended principal balance of the Note; (v) we can request five additional thirty (30) day extensions with additional 1% extension fees to be added to the amended principal balance of the Note for each extension request TCP approves; (vi) TCP has the option to accept any or all of the amount due in the form of the Company’s Series A Common Stock as provided in the First Amendment; (vii) we are relieved of the obligation under the Note to apply all net proceeds of any equity or debt financing in excess of commissions and offering expenses towards repayment of the Note; and (viii) TCP waived any event of default that may have occurred prior to the effective date of the First Amendment.

On March 16, 2010, the Company  entered into a second amendment to the TCP Note with TCP (“Second Amendment’).  The Second Amendment provides TCP has the right to elect to receive payment of all or any portion of the past or future accrued interest an/or extension fees, but not any portion of the original principal balance, in either cash, or in shares of Series A Common Stock of the Company.  If TCP elects to receive payment in any amount in Series A Common Stock of the Company, such shares shall be issued to TCP at eighty percent (80%) of the ten day weighted average closing price of the shares as quoted on the OTCBB as of the Maturity Date as extended.

On April 9, 2010, the Company  entered into a third amendment to the TCP Note with TCP (“Third Amendment”).  The Third Amendment extends the maturity date of the Note to May 8, 2010.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 21 - SUBSEQUENT EVENTS (continued)

Stock Issuances

On April 7, 2010, we issued and the selling shareholders of the Perusat stock have accepted 458,716 shares of our Series A Common Stock in exchange for the installments due them through March 31, 2010 totaling $250,000.

On April 8, 2009, we issued 3,465,110 shares of our restricted Series A Common Stock to our independent contractors in exchange for services rendered through March 31, 2010.