Form 10-Q
period 2010-03-31
China Tel Group Inc
filed 2010-05-24
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12526 High Bluff Drive, Suite 155, San Diego, CA  92130
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

APPLICABLE ONLY TO CORPORATE ISSUERS

             As of May 21, 2010 the registrant had 287,255,578 shares of its Series A common stock outstanding with a par value of $0.001 (“Series A Common Stock”) and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001 (“Series B Common Stock”).

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Loss for the three months ended March 31, 2010, three months ended March 31, 2009 and from April 4, 2008 (date of inception) through March 31, 2010 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through March 31, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010, three months ended March 31, 2009 and from April 4, 2008 (date of inception) through March 31, 2010 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4(T).	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Removed and Reserved	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

PART I - FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$133,546	$54,208
Accounts receivable, net of provision for bad debts of $4,695 as of March 31, 2010 and December 31, 2009, respectively	136,181	72,673
Accounts receivable, other	124,692	11,574
Inventory	3,733	1,258
Prepaid expenses	147,502	153,210
Total current assets	545,654	292,923

Property, plant and equipment, net of accumulated depreciation of $1,371,553 and $1,313,635 as of March 31, 2010 and December 31, 2009, respectively	534,902	556,345

Other assets:
Intangible assets, net of accumulated amortization of $236,118 and $228,860 as of March 31, 2010 and December 31, 2009, respectively	38,260	32,981
Investments, at cost	5,000,000	5,000,000
Total other assets	5,038,260	5,032,981

Total assets	$6,118,816	$5,882,249

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$54,364,319	$53,403,042
Unearned revenue	10,861	20,151
Line of credit	119,532	91,429
Advances from shareholders	733,732	372,867
Notes payable, related party	1,190,424	1,190,424
Notes payable	164,601	182,893
Notes payable, other	2,025,000	2,025,000
Convertible notes	9,333,158	9,358,158
Derivative liability	1,310,526	2,409,016
Total current liabilities	69,252,153	69,052,980

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	69,319,062	69,119,889

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 230,640,818 and 230,611,717 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	230,641	230,612
Common stock subscribed (4,666,667 Series A common stock)	7,000,000	-
Additional paid in capital	102,189,583	101,902,351
Accumulated deficit	(172,630,020)	(165,361,145)

Accumulated other comprehensive income	37,084	14,389
Total China Tel Group, Inc.'s stockholders' deficit	(63,172,712)	(63,213,793)

Non controlling interest	(27,534)	(23,847)

Total stockholder's deficit	(63,200,246)	(63,237,640)

Total liabilities and stockholders' deficit	$6,118,816	$5,882,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(unaudited)

			From April 4, 2008
			(date of inception)
	Three months ended March 31,		Through
	2010	2009	March 31, 2010

REVENUE	$222,819	$-	$880,695
Cost of sales	148,075	-	669,794
Gross profit	74,744	-	210,901

OPERATING EXPENSES:
Selling, general and administrative expenses	8,184,582	4,611,808	70,906,173
Impairment loss	-	-	1,008,290
Depreciation and amortization	33,496	-	104,706
Research and development costs	-	9,727,038	61,585,210
Total operating expenses	8,218,078	14,338,846	133,604,379

Net loss from operations	(8,143,334)	(14,338,846)	(133,393,478)

OTHER INCOME (EXPENSES):
Other (expenses)	233	-	(109,788)
Gain on settlement of debt	-	-	1,076,189
Gain on foreign currency transactions	15,510	-	74,645
Loss on investments, related party	-	-	(6,636,410)
Gain on change in fair value of debt derivative	1,098,491	14,686,805	12,772,861
Interest expense	(243,462)	(3,974,440)	(46,091,502)

Net loss before provision for income taxes	(7,272,562)	(3,626,481)	(172,307,483)

Income taxes	-	-	-

Net (Loss)	(7,272,562)	(3,626,481)	(172,307,483)

Non controlling interest	3,687	-	27,534

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(7,268,875)	$(3,626,481)	$(172,279,949)

Net loss per common share (basic and fully diluted)	$(0.03)	$(0.04)	$(1.42)
Weighted average number of shares outstanding, basic and fully diluted	230,623,681	92,649,920	121,512,839

Comprehensive Loss:
Net Loss	$(7,272,562)	$(3,626,481)	$(172,307,483)
Foreign currency translation gain	22,695	-	28,395

Comprehensive Loss:	(7,249,867)	(3,626,481)	(172,279,088)
Comprehensive loss attributable to the non controlling interest	(17,874)	-	(19,601)
Comprehensive loss attributable to China Tel Group, Inc.	$(7,267,741)	$(3,626,481)	$(172,298,689)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2010
(unaudited)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	-	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible notes	-	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible notes	-	-	1,471,663	1,472	-	1,396,608	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	-	1,774,814	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)
Balance, December 31, 2008	-	-	89,458,947	89,459	-	30,079,383	-	(109,319,963)	-	(79,151,121)
Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	-	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	-	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	-	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	-	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	-	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	-	385,401	-	-	-	385,807
Subtotal	-	-	97,669,605	$97,670	$-	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2010
(unaudited)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit

Balance forward	-	-	97,669,605	$97,670	$-	$35,092,308	$-	$(109,319,963)	$-	$(74,129,985)
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	-	429,000	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	-	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	-	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	-	1,075,100	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered	-	-	7,403,149	7,403	-	5,945,116	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	-	6,094,339	-	-	-	6,102,492
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	-	7,247,020	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	-	4,059,520	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	-	4,198,720	-	-	-	4,213,262
Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	-	(3,000)	-	-	-	-
Subtotal	-	$-	163,497,600	$163,498	$-	$64,588,573	$-	$(109,319,963)	$-	$(44,567,892)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2010
(unaudited)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance forward	-	$-	163,497,600	$163,498	$-	$64,588,573	$-	$(109,319,963)	$-	$(44,567,892)
Issuance of Series A common stock in October 2009 in exchange for services rendered	-	-	6,242,622	6,243	-	2,724,790	-	-	-	2,731,033
Issuance of Series A common stock in October 2009 in exchange for convertible debentures and related interest	-	-	929,556	929	-	407,238	-	-	-	408,167
Issuance of Series A common stock in November 2009 in exchange for services rendered	-	-	760,061	760	-	443,876	-	-	-	444,636
Issuance of Series A common stock in November 2009 in exchange for convertible debentures and related interest	-	-	4,376,198	4,376	-	1,507,005	-	-	-	1,511,381
Issuance of Series A common stock in December 2009 in exchange for services rendered	-	-	41,000,000	41,000	-	22,572,495	-	-	-	22,613,495
Issuance of Series A common stock in December 2009 in exchange for convertible debentures and related interest	-	-	13,805,680	13,806	-	8,882,412	-	-	-	8,896,218
Equity based compensation	-	-	-	-	-	775,962	-	-	-	775,962
Foreign currency translation gain	-	-	-	-	-	-	14,389	-	-	14,389
Net loss	-	-	-	-	-	-	-	(56,041,182)	(23,847)	(56,065,029)
Balance, December 31, 2009	-	$-	230,611,717	$230,612	$-	$101,902,351	$14,389	$(165,361,145)	$(23,847)	$(63,237,640)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 4, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2010
(unaudited)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance forward	-	$-	230,611,717	$230,612	$-	$101,902,351	$14,389	$(165,361,145)	$(23,847)	$(63,237,640)
Issuance of Series A common stock in February 2010 in exchange for convertible notes and related interest	-	-	29,101	29	-	27,617	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,000,000	-	-	-	-	7,000,000
Equity based compensation	-	-	-	-	-	259,615	-	-	-	259,615
Foreign currency translation gain	-	-	-	-	-	-	22,695	-	-	22,695
Net loss	-	-	-	-	-	-	-	(7,268,875)	(3,687)	(7,272,562)
Balance, March 31, 2010	-	$-	230,640,818	$230,641	$7,000,000	$102,189,583	$37,084	$(172,630,020)	$(27,534)	$(63,200,246)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From April 4, 2008
			(date of inception)
	Three months March 31,		Through
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,268,875)	$(3,626,481)	$(172,279,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,496	-	104,706
Non controlling interest	(3,687)	-	(27,534)
Amortization of financing costs	-	789,931	3,871,802
Accretion of convertible debt	-	3,099,033	14,083,386
Impairment of goodwill	-	-	1,008,290
Gain on settlement of debt	-	-	(1,076,189)
Gain on change in fair value of debt derivative	(1,098,490)	(14,686,805)	(12,772,860)
Common stock issued in exchange for services	259,615	2,946,211	46,967,848
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
(Increase) decrease in:
Accounts receivable	(176,626)	-	(102,403)
Note receivable		124,400	-
Inventory	(2,475)	-	79
Prepaid expenses	5,708	0	(10,628)
Increase (decrease) in:
Accounts payable and accrued liabilities	963,923	11,353,920	61,271,560
Unearned revenue	(9,290)	-	(23,989)
Net cash used in operating activities	(7,296,701)	209	(31,924,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	-	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Acquisition of property, plant and equipment	(3,458)		(3,458)
Investment in Chinacomm	-	-	(5,000,000)
Net cash provided by (used in) investing activities	(3,458)	-	(4,928,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription	7,000,000	-	7,000,000
Proceeds from advances from shareholders	360,865	-	733,732
Proceeds on line of credit	28,103	-	(22,061)
Proceeds made to notes payable	122,132	-	17,660
Proceeds from notes payable, related party	(140,424)	-	634,576
Net proceeds from issuance of convertible notes	-	-	28,592,971
Net cash provided by financing activities	7,370,676	-	36,956,878

Effect of currency rate change on cash	8,821	-	30,197

Net increase in cash and cash equivalents	79,338	209	133,546

Cash and cash equivalents, beginning of the period	54,208	6,578	-
Cash and cash equivalents, end of the period	$133,546	$6,787	$133,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,512	$-	$66,570
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$27,646	$2,074,925	$26,630,218
Common stock issued for services rendered	$259,615	$2,946,211	$46,967,848
Common stock issued for investment	$-	$430,000	$430,000

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
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of China Tel Group, Inc., (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (”GAAP”) for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2010.

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The consolidated financial statements include the accounts of the Company,  its wholly-owned subsidiaries, Trussnet USA, Inc., a Nevada corporation, (“Trussnet Nevada”), Gulfstream Capital Partners, Ltd., and majority owned subsidiary, Perusat S.A..  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities, and its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”).  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through March 31, 2010, the Company has accumulated losses of $172,630,020.   (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Merger and Corporate Restructure

On May 21, 2008, the Company consummated a reverse merger by entering into a reorganization and merger agreement (“Merger”) with the shareholders of Trussnet Nevada, pursuant to which the shareholders of Trussnet Nevada exchanged all of the issued and outstanding capital stock of Trussnet Nevada for 66,909,088 shares of Series A Common Stock of the Company, representing 77.7% of the Company’s outstanding Series A Common Stock, and 66,909,088 Series B Common Stock, after the return to treasury and retirement of 57,600,000 shares of common stock (categorized as Series A Common Stock) of the Company held by certain shareholders of the Company.  This took place concurrently with the Merger.

Series B Common Stock is non transferable, not participating with any declared dividends with voting rights in all matters in which shareholders have a right to vote at a ten (10) votes per each share of Series B Common Stock.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.

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

The total consideration paid was $-0-, and the significant components of the transaction are as follows:

Mortlock Ventures, Inc.
Summary Statement of Financial Position
At May 21, 2008

Current Assets:
Cash	$55,404
Other assets:
Prepaid expenses	38
Advances receivable	2,616,105

Current Liabilities:
Accounts payable	(125,919)
Convertible notes	(2,395,699)
Subscriptions received	(500,000)
Net liabilities assumed	$(350,071)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of Perusat S.A.

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of Perusat S.A.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 shares of the Company’s Series A Common Stock and a note payable of $275,000.

The common stock, valued at the date of closing, was $430,000 and was not registered under the Securities Act of 1933, as amended, (“Securities Act”).

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

Estimates

The preparation of the financial statements is in conformity with GAAP, which require management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”), which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

 Revenue arises from sale of local and long distance service access where payments are received before the service has been rendered.  The Company sells our products separately and in various bundles that contain multiple deliverables.  These revenues include long distance and prepaid phone cards, along with other products and services.  In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting, if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  As per ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

As of March 31, 2010 and December 31, 2009, the Company had unearned revenue of $10,861 and $20,151, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at March 31, 2010 and December 31, 2009 was $4,695.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life of the developed software is ten (10)  years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

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

The Company’s management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at December 31, 2009.  The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per share during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $-0-.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).   This requires the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share, because they are either anti-dilutive or their effect is not material.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of March 31, 2010, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products, and services are expensed in the period incurred.  The Company incurred research and development expenses of $-0-, $9,727,038 and $61,585,210 for the three month periods ended March 31, 2010 and 2009; and from the period from April 4, 2008 (date of inception) through March 31, 2010, respectively.

Investments

The Company entered into a Framework Agreement (“Framework Agreement”) and a share subscription agreement whereby the Company, through its subsidiary, Gulfstream Capital Partner, Ltd., agreed to acquire a 49% interest in Chinacomm Limited, a Cayman Island corporation (“Chinacomm Cayman”) for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  During 2009, these agreements were restructured such that the Company has acquired from Trussnet Capital Partners (HK) Ltd. (“TCP”) an option to acquire up to a 49% interest in Chinacomm Cayman pursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009.  See Note 6 for a complete discussion of this agreement.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of its current executive officers and key consultants.  The loss of any of its current executive officers or key consultants could significantly and negatively impact the business, until adequate replacements can be identified and put in place.  The Company places heavy reliance on key consultants to enable it to meet its contractual commitments in connection with the deployment of a broadband wireless telecommunications network in 29 of the largest cities in the PRC ("Chinacomm Network").

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the United States Securities and Exchange Commission ("SEC") as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position.  This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the SEC (“SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement.  2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position.  The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”).  2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture.  Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.  Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.”  2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $7,272,562 for the three month period ended March 31, 2010 and cumulative losses since inception (April 4, 2008) of $172,307,483.  In addition, the Company has negative working capital of $68,706,499 as of March 31, 2010 and a stockholder’s deficit of $63,200,246.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s continued existence is dependent upon senior management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - ACCOUNTS RECEIVABLE-OTHER

Accounts receivable, other at March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31, 2010	December 31, 2009
Advances	$13,960	$3,955
Deposits	110,732	7,619
	$124,692	$11,574

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREPAID EXPENSES

Prepaid expenses at March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31, 2010	December 31, 2009
Prepaid taxes	$103,718	$104,793
Prepaid payroll taxes	41,423	43,274
Deferred charges	280	231
Other prepaid expenses	2,081	4,912
	$147,502	$153,210

NOTE 5 - DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5 month period in conjunction with the related convertible notes.

During the three months ended March 31, 2010 and 2009, the Company amortization of $-0- and $789,931 was charged to operations.

NOTE 6 - DEPOSITS AND INVESTMENTS

In 2008, the Company paid CECT-Chinacomm Communications Co. Ltd. (“Chinacomm”) $5,000,000 towards a $196,000,000 purchase price to acquire 49% of the authorized shares of Chinacomm Cayman.  When the Company was unable to complete the purchase, TCP acquired from Chinacomm the same 49% interest in Chinacomm Cayman.  On March 9, 2009, TCP sold the 49% interest it purchased to the Company under an Asset Purchase Agreement, the TCP Note and a pledge of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  TCP, of which the Company’s president, Tay Yong Lee (“Colin Tay”) is the principal stockholder, effectively provided the Company with non-recourse bridge financing for its acquisition.  The TCP Note bore interest of 8% per annum, had a due date of March 9, 2010, and was non-recourse, except for the pledged collateral.  Upon each payment the Company makes in reduction of the principal balance of the TCP Note, TCP will: (i) deliver an equal payment to Chinacomm Cayman, which Chinacomm Cayman will, in turn, use to capitalize Yunji Communications Technology (China) Co., Ltd. (“Yunji”) and Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”) and to deploy the Chinacomm Network; and (ii) release to the Company from the pledged shares of Chinacomm Cayman stock the same proportion of the total shares that the reduction of the principal balance bears to the total principal balance.

Since the TCP Note is non-recourse and is secured only by the shares of Chinacomm Cayman, the Company recorded the initial payment of $5,000,000 as an investment and the $191,000,000 note as an option to acquire up to 49% of Chinacomm Cayman upon payment of the TCP Note and accrued interest.  Therefore the investment in Chinacomm Cayman is recorded at the initial cash payment of $5,000,000.

The TCP Note was amended pursuant to a First Amendment of Promissory Note, effective as of March 5, 2010 (“First Amendment”), a Second Amendment to Promissory Note, effective as of March 16, 2009 (“Second Amendment”) and a Third Amendment to Promissory Note, effective as of April 9, 2009 (“Third Amendment”).

On May 9, 2010, the Company and TCP executed a Fourth Amendment to Promissory Note (“Fourth Amendment”). The Fourth Amendment  increased the interest rate of the TCP Note from eight percent (8%) per annum to ten percent (10%) per annum effective March 9, 2010. The maturity date of the TCP Note was extended to December 31, 2011 in exchange for an extension fee of four percent (4%) per annum on the principal balance of the TCP Note. TCP is entitled to accept any or all of the interest accrued and/or extension fees incurred pursuant to the TCP Note in the form of shares of the Company’s Series A Common Stock issued at a price per share of the lesser of: (i) ninety-five cents ($.095); or (ii) eighty percent (80%) of the volume weighted average of the closing bid price for the Company’s Series A Common Stock on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten (10) day period prior to the date TCP delivers a written election to receive such payment in the form of the Company’s Series A Common Stock.  TCP has elected to receive the Company’s Series A Common Stock for the difference between the total amount due under the TCP Note and the original $191,000,000 principal balance of the TCP Note.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEPOSITS AND INVESTMENTS (continued)

TCP agreed to pay towards its contract to acquire 49% of the shares of Chinacomm Cayman all amounts the Company pays to TCP to reduce the principal balance due under the TCP Note.

Except as restated in the Fourth Amendment, the First Amendment, Second Amendment and Third Amendment are of no further force and effect.

Fair value of the investment:

	March 31, 2010	December 31, 2009
Fair value of the investment	$5,000,000	$5,000,000

As of March 31, 2010, Chinacomm Cayman was an inactive entity with no assets, liabilities or operating activities, except for contractual rights in the operation of the Chinacomm Network.

During the three month period ended March 31, 2010, the Company paid $7,900,000 to continue to maintain the right to acquire 49% interest in Chinacomm Cayman. The payments were made to TCP for interest on the TCP Note.  The payments are recorded as option costs and are included in the selling, general and administrative expenses.

The Company did not evaluate for impairment, and the fair value of the investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment at this time.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten (10) years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three month periods ended March 31, 2010, the Company recorded amortization of $7,258 as a charge to current period operations.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$52,428,497	$51,689,532
Accrued interest on indebtedness	1,898,848	1,676,536
Court ordered litigation expenses	36,974	36,974
	$54,364,319	$53,403,042

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES

Convertible notes as of March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31, 2010	December 31, 2009
10% Convertible Note Purchase Agreements were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s Series A Common Stock at a rate of $0.95 per share. The Company is currently in default.	$6,776,500	$6,801,500

10% Amended and Restated Convertible Note Purchase Agreements were due and payable were due December 31, 2009, with interest payable at maturity. The Amended and Restated Convertible Notes are convertible into the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten (10) day period prior to the convertible note holder’s election to convert. The Company is currently in default.	2,556,658	2,556,658

Total	9,333,158	9,358,158
Less current maturities	(9,333,158)	(9,358,158)
Long term portion	$0	$0

The Company entered into a Convertible Note Purchase Agreement with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of convertible notes.  The Convertible Notes Purchase Agreements accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2008.  The convertible note holder has the option to convert any unpaid note principal and accrued interest to the Company’s Series A Common Stock at a rate of $0.95 per share. The effective interest rate at the date of inception was 420.61% per annum.

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

Since the Company’s date of inception through March 31, 2010, the Company amortized $39,629,290 as interest expense.   For the three month periods ended March 31, 2010 and 2009, the amortization was $-0- and $3,099,034, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES (continued)

On November 17, 2008, the Company also entered into an Amended and Restated Convertible Note Purchase Agreement with numerous convertible note holders for the modification of certain terms and conditions contained in the previously issued Convertible Note Purchase Agreements.  The Company issued an aggregate of $20,979,572 in Amended and Restated Convertible Note Purchase Agreements in exchange for $17,389,776 of previously issued Convertible Note Purchase Agreements, a 20% inducement premium and accrued interest.  The Amended and Restated Convertible Note Purchase Agreements accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2009.  The amended and restated convertible note holders have an option to convert any unpaid note principal and accrued interest to the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share or (b) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten (10) day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the Amended and Restated Convertible Note Purchase Agreements entered into on November 17, 2008.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended and Restated Convertible Mote {Purchase Agreement and to fair value as of each subsequent balance sheet date.  At the inception of the Amended and Restated Convertible Note Purchase Agreements, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine (409) days.

NOTE 10 - NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009 were comprised of the following:

	March 31, 2010	December 31, 2009
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$127,864	$139,114
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment (currently in default)	528	2,760
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	36,209	41,019

Total	164,601	182,893
Less current maturities	(164,601)	(182,893)
Long term Portion	$0	$0

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Note Purchase Agreements currently in default.  The judgments are accruing interest at rates between 3.6 percent to 10 percent per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $2,432,382 and $2,403,835 as of March 31, 2010 and December 31, 2009, respectively.  The principal balance of the three (3) judgments totaled $2,025,000 as of March 31, 2010 and December 31, 2009.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At March 31, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of -0-%; annual volatility of 157.70%; and risk free interest rate of 0.24% and recorded non-operating income of $1,098,491 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at March 31, 2010 and December 31, 2009 is $1,310,526 and $2,409,016, respectively.

NOTE 13 - NON CONTROLLING INTEREST

Acquisition of Perusat S.A.

On April 15, 2009, the Company acquired a 95% interest in Perusat S.A., organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to March 31, 2010:

Balance as of April 15, 2009 (date of acquisition) (negative)	$-
Period loss applicable to non controlling interest from the date of acquisition through December 31, 2009	(23,847)
Balance as of December 31, 2009	(23,847)
Period loss applicable to non controlling interest for the three month period ended March 31, 2010	(3,687)
Balance as of March 31, 2010	$(27,534)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - MANDATORY REDEEMABLE SERIES B COMMON STOCK

The Company has issued and outstanding 66,909,088 shares of $0.001 par value Series B Common Stock.  The general attributes are:

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

Transferability

The Series B Common Stock is non transferable.

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at March 31, 2010 and December 31, 2009 is $66,909.

NOTE 15 - STOCKHOLDERS EQUITY

The Company is authorized to issue 500,000,000 shares of Series A Common Stock.  As of March 31, 2010, there were 230,640,818 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 1,471,663 shares of Series A Common Stock in exchange for $1,398,080 convertible notes.

During the year ended December 31, 2008, the Company issued 1,870,196 shares of Series A Common Stock in settlement of $1,776,684 outstanding accounts payable.

During the year ended December 31, 2009, the Company issued an aggregate of 79,849,607 shares of Series A Common Stock amounting to $46,708,233 for services rendered.  The value of Series A Common Stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's Series A Common Stock during the period the services were rendered.

During the year ended December 31, 2009, the Company issued an aggregate of 2,658,790 shares of Series A Common Stock in exchange for $2,525,849 of outstanding accounts payable.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS EQUITY (continued)

During the year ended December 31, 2009, the Company issued an aggregate of 57,644,373 shares of Series A Common Stock in exchange for $22,300,039 of convertible debentures and related accrued interest.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of Series A Common Stock for $430,000 in connection with the acquisition of 95% interest in Perusat S.A

During the three month period ended March 31, 2010, the Company issued an aggregate of 29,101 shares of Series A Common Stock in exchange for $27,646 of convertible debentures and related accrued interest.

During the three month period ended March 31, 2010, the Company received a Series A Common Stock subscription of $7,000,000 representing 4,666,667 shares of Series A Common Stock under an Amended and Restated Stock Purchase Agreement (“A&R SPA”) to purchase up to 49% of the Company’s Series A Common Stock outstanding at $1.50 per share.  These shares have not yet been issued pursuant to the A&R SPA.

The Company did not receive any proceeds from any of the shares issuances above as the shares of the Company Series A Common Stock were issued in satisfaction of debts owed to the Company to these venders and independent contractors.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	March 31, 2010	December 31, 2009
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$275,000	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	375,000	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated September 17, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Note payable, dated August 12, 2008, due August 12, 2008, currently in default	140,424	140,424
	$1,190,424	$1,190,424

Since the Company's acquisition of Trussnet Nevada, Trussnet Delaware has performed approximately $61.6 million in contract services, representing substantially all of the Company’s operation, including the engineering, architectural and deployment services the Company provides relating to the Chinacomm Network.  The Company’s Chief Executive Officer, George Alvarez, its Chief Operating Officer, Mario Alvarez, and its Chief Administrative Officer, Isidoro Gutierrez, all were officers and shareholders of Trussnet Delaware.  They resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining the Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner subsequent to the Company’s acquisition of Trussnet Nevada.

Trussnet Delaware has subcontracted much of the work developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  The Company’s President, Colin Tay, is the Chief Executive Officer of Trussnet ADC Co. Inc.  He is also the Chief Executive Officer, sole director and principal stockholder of TCP.

The Company has not paid Trussnet Delaware for a significant portion of the services provided.  As of March 31, 2010, that amount was approximately $47.9 million.  Trussnet Delaware has also advanced funds for the Company’s operations in anticipation of the Company’s funding.  Pursuant to the Professional Services Agreement, Trussnet Delaware and the Company have agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The agreement has a term of two years but either party may terminate the agreement upon sixty (60) days written notice.  Due to a lack of funding, the Company failed to pay  Trussnet Delaware for a significant portion of the services it has provided to the Company.  As of December 31, 2009, the Company owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware advanced funds for the Company’s operations in anticipation of the Company receiving additional funding.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS (continued)

On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Professional Services Agreement”).  Among other things, the First Amendment to Professional Services Agreement requires Trussnet Nevada to commence paying for the services Trussnet Delaware provided in connection with the Chinacomm Network at the rate of $10 million per month until the outstanding obligation is paid in full.  As of May 21, 2010, the Company has paid to Trussnet Delaware $20 million of the approximately $47 million due and owing to Trussnet Delaware by Trussnet Nevada through issuance of the Company’s Series A Common Stock.  Thus far, the Company has issued to Trussnet Delaware 51,797,040 of the Company’s Series A Common Stock in lieu of a $20 million cash payment.  This Series A Common Stock was calculated in accordance with the terms and conditions of the First Amendment to Professional Services Agreement which calculates the number of shares of the Company’s Series A Common Stock to be based on the lesser of: (i) $0.95 per share; or (ii) eighty percent (80%) of the volume weighted average of the closing bid price on the OTCBB for the previous ten (10) days prior to the election to accept the Company’s Series A Common Stock in lieu of cash.

Except for that implied extension of credit, the Company believes that all such services of Trussnet Delaware were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both the Company’s restricted Series A Common Stock and Series A Common Stock registered pursuant to Form S-8 for professional services rendered to the Company as an Independent Contractor.  Through Isaac Organization, Inc., Mr. Isaac is attempting to purchase up to forty nine percent (49%) of the Company’s Series A Common Stock, along with a warrant for every dollar he pays towards the purchase price of the Series A Common Stock Isaac Organization, Inc. is purchasing from the Company.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12 months from inception and renewable automatically from year to year, unless either the Company or consultant terminates such engagement by written notice.

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fisher”) naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJx.  The complaint alleges a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement between the Company and Fisher.  The complaint requests damages of $1,000,000 plus interest and costs.  The Company responded to the complaint.  A judgment has been entered in this action in favor of Fisher in the amount of $1,000,000 plus interest consistent with the amount owed by the Company under his Convertible Note Purchase Agreement.  The parties are currently in negotiations regarding the amount of interest and costs to be recovered by Mr. Fisher in the proceeding.  The Company intends to pay the judgment entered in favor of Mr. Fisher as soon as funds are available to do so.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note Purchase Agreement between the Company and Gomez.  The complaint seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  The Company intends to satisfy the amounts owed under the stipulation as soon as funds are available to do so.

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note Purchase Agreement between the Company and Perezcalva.  The complaint seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.  The Company intends to satisfy the amounts owed under the stipulation as soon as funds are available to do so.

On March 24, 2010, VRT Square, LP filed a complaint against Mario Alvarez and eighteen (18) other named defendants in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL.  The complaint alleges numerous causes of action against the defendants.  The only cause of action that is currently pending against the Company seeks damages arising from the alleged conspiracy to effectuate a fraudulent transfer of the Company’s Series A Common Stock and a conspiracy to defraud.  The lawsuit is at a very preliminary stage.  The Company intends to vigorously contest the lawsuit.

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

The following table sets forth the Company’s short and long-term investments as of March 31, 2010, which is measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash	$133,546	$-	$-	$133,546
Equity Based Investments	-	-	5,000,000	5,000,000
Total assets	$133,546	$-	$5,000,000	$5,133,546
Liabilities:
Debt Derivative	$-	$-	$(1,310,526)	$(1,310,526)

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

At March 31, 2010, the carrying amounts of the convertible notes payable approximate fair value, because the entire convertible notes have been classified to current maturity.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

The following subsequent events have been evaluated through May 21, 2010, the date that these financial statements were issued.

On May 9, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (the “A&R Isaac SPA”).  The Isaac A&R SPA amends and restates the Isaac SPA, as amended, in its entirety. The A&R Isaac SPA provides Isaac shall purchase of up to 49% of the shares of the Company's Series A Common Stock (“Shares”) for a purchase price of up to $320,000,000, including the $11,000,000 previously paid under the Isaac SPA and First Isaac Amendment.  The purchase price is payable by Isaac in monthly installments of up to $15,000,000 or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  The Company must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within thirty (30) days.  The Company may make one or more funding requests of up to $15,000,000 in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, the Company shall issue and deliver to Isaac the number of Shares that the dollar amount of the installment bears to $1.50 per share.  As of May 21, 2010, Isaac made an installment payment of $3.0 million pursuant to a funding request by the Company.

The Company shall also issue and deliver to Isaac for each dollar paid one warrant (“Warrant”) granting the right to acquire one Share.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to the Company for the Warrants is up to $320,000,000 in addition to the purchase price of up to $320,000,000.

Isaac is entitled to issuance of additional Shares under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated, such that between the total Shares, as of each calculation date, the number of Shares issued to Isaac shall bear the same ratio to 49% of the total Shares the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and Isaac intend to enter into a separate registration rights agreement, under which shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any of its shares of our Series A Common Stock in the future.

The Company has the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac fails to pay any installment after a funding request and before expiration of a grace period, the Company may issue a notice of termination for monetary default, in which event the Company is entitled to cancel 10% of the Shares, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac has paid $205,000,000 of the purchase price, the Company may issue a notice of termination at our option, in which event Isaac is entitled to receive Shares representing 10% of the sum of: (i) all Shares and Warrant Shares previously issued; and (ii) all Shares represented by Warrants previously issued to Isaac that have not been exercised.

Isaac is entitled to designate two members of our Board of Directors.  As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

On April 7, 2010, the Company issued a total of 3,923,826 shares (worth a fair value of approximately $2,140,800) of our Series A Common Stock to a total of eighteen (18) venders and independent contractors for services rendered to the Company through March 15, 2010, pursuant to the Professional Services Agreement.

Pursuant to the First Amendment of the Agreement for Professional Services (See Note 16), on April 21, 2010, the Company issued 22,727,272 shares (with a fair value of approximately $16,363,000) of our Series A Common Stock to Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”) for the payment of $10,000,000 of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary, Trussnet Nevada.  These services were rendered pursuant to the agreement for professional services dated April 10, 2008, as amended, between Trussnet Nevada and Trussnet Delaware (“Professional Services Agreement”)

Pursuant to the First Amendment of the Agreement for Professional Services (See Note 16), on May 3, 2010, the Company issued an additional 864,794 shares (with a fair value of approximately $472,000) of our Series A Common Stock to a total of eight (8) additional vendors and independent contractors for services rendered to the Company through April 30, 2010.

Pursuant to the First Amendment of the Agreement for Professional Services (See Note 16), on May 5, 2010, the Company issued an additional 29,069,767 shares (with a fair value of approximately $14,535,000) of our Series A Common Stock to a Trussnet Delaware for the payment of an additional $10,000,000, of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary Trussnet Nevada.

The Company did not receive any proceeds from any of the shares issuances above as the shares of the Company Series A Common Stock were issued in satisfaction of debts owed to the Company to these venders and independent contractors.

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

Our Reorganization and Merger Agreement with Trussnet USA, Inc., a Nevada cororation (“Trussnet Nevada”) has been accounted for as a reverse acquisition whereby Trussnet Nevada is deemed the accounting acquirer and the Company merely the legal acquirer.  Accordingly, the consolidated financial statements presented are that of Trussnet Nevada as of its date of its inception (April 4, 2008).  In connection with the Reorganization and Merger Agreement, we adopted the accounting acquirer's year end of December 31.

Our efforts are principally focused on fulfilling our Framework Agreement with CECT Chinacomm Communications Co. Ltd., a Peoples Republic of China (“PRC”), company (together with its subsidiaries and affiliates,“Chinacomm”) that we entered into on April 7, 2008.  The contracts under the Framework Agreement call for us to design, engineer, install and operate a next generation wireless internet access network to bring high-speed wireless broadband services to mainland Chinese residents, businesses and governmental agencies.  Specifically, we are expected to serve as exclusive contractor for the operation of a 3.5GHz broadband telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the PRC (“Chinacomm Network”).  We have incurred in excess of approximately $61.6 million in costs related to the deployment of 12 of the 29 cities in the Chinacomm Network.  These costs relate to: (i) project management; (ii) radio frequency engineering; (iii) architectural design, including equipment and software approval; (iv) supervision of equipment installation; (v) network operational staffing; (vi) site acquisition, including preliminary research and pre-deployment analysis; (vi) design of security and redundancy systems; (vii) information transport engineering; (viii); construction management; and (ix) network optimization.

Business Operations

Our present operations, all of which are conducted through our wholly-owned subsidiary, Trussnet Nevada, consist of providing engineering, architectural deployment services related to the build-out of a wireless broadband telecommunications network in several cities in the PRC for Chinacomm.  Chinacomm holds licenses and permits from the PRC to build and operate the Chinacomm Network, a 3.5 GHz wireless broadband telecommunications network in 29 cities in the PRC.  These licenses currently run through February 2013.  Chinacomm has commenced the build-out of the Chinacomm Network in Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.  Portions of the Chinacomm Network are operational in Beijing, Shanghai and Shenzhen.

We contracted with Chinacomm to acquire a 49% equity interest in ChinaComm Limited, a Cayman Island corporation (“Chinacomm Cayman”) for $196 million, of which we paid Chinacomm $5,000,000.  When we were unable to complete the purchase, Trussnet Capital Partners (HK), Ltd. (“TCP”) acquired a 49% interest in Chinacomm Cayman and, on March 9, 2009, sold it to us under an Asset Purchase Agreement and a $191,000,000 non-recourse promissory note from TCP (“TCP Note”).  We pledged the equity interest back to TCP as security for repayment of the TCP Note.  We are entitled to a pro-rata release of the pledged collateral, as we reduce the principle balance of the TCP Note through repayment.  Our acquisition is characterized for accounting purposes as an option to acquire up to 49% equity interest in Chinacomm Cayman, because our TCP Note is non-recourse, except as to the pledged collateral.

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of Chinacomm Cayman, will operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Trussnet Nevada, has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become effective when we have paid in the minimum amount required under Chinese law to capitalize Yunji and Trussnet Dalian.  We have now met the minimum capitalization requirements to activate Yunji and Trussnet Dalian.

Currently, substantially all of our business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  We are dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, we will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

Until March 31, 2009, Trussnet Nevada contracted with Trussnet USA, Inc., a Delaware corporation ("Trussnet Delaware") under separate control from our subsidiary of the same name, for the engineering, architectural and deployment services we provided to Chinacomm through that date.  These services, which Trussnet Delaware generally performed through subcontracts with vendors holding requisite local licenses, included radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installation of equipment and network architecture and engineering.  We have not billed Chinacomm any amounts for the services provided to date. We have accounted for the costs of these services as research and development.  We do not expect to bill or collect these amounts, until we are able to sufficiently capitalize Yunji and Trussnet Dalian to a level required for them to pay our invoices for services rendered.

Since our inception we have incurred accumulated losses of $172,307,483.  As of March 31, 2010, we had cash of $133,546 and current liabilities of approximately $63,000,000 million. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Current Agreements

Merger with Trussnet USA, Inc. (Nevada), Acquisition of Interest in ChinaComm Limited and Promissory Note to Trussnet Capital Partners (HK) Ltd.

On May 21, 2008, we entered into a Reorganization and Merger Agreement (“Reorganization and Merger Agreement”) pursuant to which our wholly-owned subsidiary, Chinacomm Acquisition, Inc. ("Acquisition Subsidiary”), merged with and into Trussnet Nevada.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued to the prior shareholders of Trussnet Nevada 66,909,088 shares of our Series A Common Stock and 66,909,088 shares of our Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,600,000 shares of our Series A Common Stock held by our shareholders prior to the merger were returned to us and cancelled.

Trussnet Nevada was formed in April 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm, pursuant to which Trussnet Nevada had the contractual right to acquire a 49% interest in Chinacomm Cayman for $196,000,000, of which we paid Chinacomm $5,000,000 in 2008 pursuant to a share subscription agreement.  When we were unable to complete the purchase pursuant to the share subscription agreement, TCP acquired from Chinacomm the same 49% interest in Chinacomm Cayman, pursuant to a substitute subscription agreement.  On March 9, 2009, TCP sold the 49% interest in Chinacomm Cayman to us under an Asset Purchase Agreement, the TCP Note, and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provided us with non-recourse bridge financing for our acquisition, which for accounting purposes is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman, because the TCP Note is non-recourse except as to the pledged collateral.  As we reduce the principal balance of the TCP Note, TCP will pay an equal amount to Chinacomm Cayman pursuant to the substitute subscription agreement.  Chinacomm Cayman will, in turn, use the funds paid to capitalize Yunji and Trussnet Dalian, and to deploy the Chinacomm Network.  As we reduce the principal balance of the TCP Note, TCP will also release to us shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

The original maturity date of the TCP Note was March 9, 2010.  The TCP Note was amended pursuant to a First Amendment of Promissory Note, effective as of March 5, 2010 (“First Amendment”), a Second Amendment to Promissory Note, effective as of March 16, 2009 (“Second Amendment”) and a Third Amendment to Promissory Note, effective as of April 9, 2009 (“Third Amendment”).

On May 9, 2010, the Company and TCP executed a Fourth Amendment to Promissory Note (“Fourth Amendment”), the material terms of which are as follows:  (i) the First Amendment, Second Amendment and Third Amendment are of no further force and effect, except as restated in the Fourth Amendment; (ii) the interest rate of the TCP Note is increased from eight percent (8% per annum) to ten percent (10%) per annum effective March 9, 2010; (iii) the maturity date of the TCP Note is extended to December 31, 2011 in exchange for an extension fee of four percent (4%) per annum on the original $191,000,000 principal balance of the TCP Note; (iv) TCP is entitled to accept any or all of the interest accrued and/or extension fees incurred pursuant to the TCP Note in the form of shares of the Company’s Series A Common Stock issued at a price per share of the lesser of: (i) ninety-five cents ($.095); or (ii) eighty percent (80%) of the volume weighted average of the closing bid price for the Company’s Series A Common Stock on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten (10) day period prior to the date TCP delivers a written election to receive such payment in the form of the Company’s Series A Common Stock.  TCP has elected to receive the Company’s Series A Common Stock for the difference between the total amount due under the TCP Note and the original $191,000,000 principal balance of the TCP Note; and (v) TCP agreed to pay towards its contract to acquire 49% of the shares of Chinacomm Cayman all amounts the Company pays to TCP to reduce the principal balance due under the TCP Note.

Acquisition of Perusat S.A.

Our operations in Peru are all conducted through Perusat, S.A., a Peruvian company (“Perusat”).  On April 15, 2009, we acquired 95% of the stock of Perusat through Gulfstream Capital Partners, Ltd., a Seychelles corporation and wholly owned subsidiary of the Company, in exchange for 1,000,000 shares of our Series A Common Stock (valued at $2.50 per share), and cash in the amount of $275,000.  We have delivered the share consideration and have received the Perusat shares in return.  The $275,000 is payable as follows: (i) $50,000 at the closing of the transaction ; (ii) $50,000 at June 30, 2009; (iii) $50,000 at the end of each of the three following quarters; and (iv) the balance of the purchase price due at the end of the next quarter.  As of December 31, 2009, we had not paid any of the installments due through that date.  On April 7, 2010, we issued, and the selling shareholders of the Perusat stock have accepted, 458,716 shares of our Series A Common Stock, valued at $0.545 per share (the closing price of our stock as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000.  A final installment of $25,000 is due on or before June 30, 2010.

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

Agreements with Isaac Organization, Inc.

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

On March 31, 2010, Isaac withheld making the $20,000,000 installment payment called for under the First Isaac Amendment, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”) to make a $239 million installment payment due on March 31, 2010 pursuant to Excel’s stock purchase agreement with the Company, as amended.

On May 11, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (the “A&R Isaac SPA”).  The Isaac A&R SPA amends and restates the Isaac SPA, as amended, in its entirety. The A&R Isaac SPA provides Isaac shall purchase of up to 49% of the shares of our Series A Common Stock for a purchase price of up to $320,000,000, including the $11,000,000 previously paid under the Isaac SPA and First Isaac Amendment.  The purchase price is payable by Isaac in monthly installments of up to $15,000,000 or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within thirty (30) days.  We may make one or more funding requests of up to $15,000,000 in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, we shall issue and deliver to Isaac the number of shares of Series A Common Stock that the dollar amount of the installment bears to $1.50 per share.  As of May 21, 2010, Isaac made an installment payment of $3.0 million pursuant to a funding request by the Company.

The Company shall also issue and deliver to Isaac for each dollar paid one warrant (“Warrant”) granting the right to acquire one shares of Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to the Company for the Warrants is up to $320,000,000 in addition to the purchase price of up to $320,000,000.

Isaac is entitled to issuance of additional shares of Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated, such that between the total  to the Company's Series A Common Stock, as of each calculation date, the number of the Company's Series A Common Stock issued to Isaac shall bear the same ratio to 49% of the total shares of the Company's Series A Common Stock the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and Isaac intend to enter into a separate registration rights agreement, under which shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any of its shares of the Company's Series A Common Stock in the future.

The Company has the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac fails to pay any installment after a funding request and before expiration of a grace period, the Company may issue a notice of termination for monetary default, in which event the Company is entitled to cancel 10% of the the Company's Series A Common Stock, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac has paid $205,000,000 of the purchase price, we may issue a notice of termination at our option, in which event Isaac is entitled to receive the Company's Series A Common Stock representing 10% of the sum of: (i) all the Company's Series A Common Stock and Warrant Shares previously issued; and (ii) all of teh Company's Series A Common Stock represented by Warrants previously issued to Isaac that have not been exercised.

Isaac is entitled to designate two members of our Board of Directors.  As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited condensed consolidated financial statements included herein for the period ended March 31, 2010.

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

Loss Per Share.  In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2010, the Company had approximately 12.4 million shares of Series A Common Stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A Common Stock if all debt instruments were converted.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments.  The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Notes Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At March 31, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of -0-%; annual volatility of 157.70%; risk free interest rate of 0.24%, and recorded non-operating income of $1,098,491 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at March 31, 2010 is $1,310,526.

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

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from related parties.

Since our inception, we have incurred accumulated losses of approximately $173 million.  As of March 31, 2010, we had cash of $133,546 and liabilities of approximately $69 million, which are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

From our inception (April 4, 2008) through March 31, 2010, we raised approximately $32 million related to an offering of our convertible notes.  The notes bear interest of 10% per annum and are either past due or due ninety days after our receipt of a notice of redemption.  In addition, during the three-month period ending March 31, 2010, we received a common stock subscription totaling $7 million (see description of A&R Isaac SPA below). As of May 21, 2010, we received additional stock subscription totaling $4 million, for a grand total of $11 million.

To avoid forfeiture of our interest in Chinacomm Cayman, which is pledged to secure payment of our TCP Note to TCP, we were required to either pay the entire unpaid balance of the TCP Note by the maturity date of May 8, 2010 or to negotiate further extensions of the maturity date.  The payment of the $191 million principal amount is necessary to maintain our rights to participate in the operation of the Chinacomm Network.  On May 9, 2010, we and TCP executed a fourth amendment (“Fourth Amendment”) to the TCP Note, extending the maturity date of the TCP Note to December 31, 2011 in exchange for an extension fee, as more fully discussed above.

On February 9, 2010, we and Isaac entered into the Isaac SPA.  The Isaac SPA provided for Isaac to acquire 53,199,934 newly issued shares of our Series A Common Stock (representing 12% of the total shares then outstanding) in exchange for the payment of $160 million.  The purchase price was payable in 3 installments.  The first installment of $1.0 million was paid at closing on February 9, 2010.  The second installment of $10 million was due on or before March 31, 2010.  The third installment of $149 million was due on or before June 1, 2010.

On March 5, 2010, we and Isaac entered into the First Isaac Amendment.  The First Isaac Amendment provided that the number of shares of our Series A Common Stock to be purchased by Isaac was increased from 53,199,934 to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price was increased from $160 million to $320 million.  The installment dates and amounts were amended such that, in addition to $1.0 million paid at closing on February 9, 2010, $10 million was to be paid at the execution of the First Isaac Amendment and was subsequently received in full; $20 million was due on or before March 31, 2010; $129 million was due on or before June 1, 2010; $80 million was due on or before September 30, 2010; and $80 million was due on or before December 31, 2010.

As discussed above, on March 31, 2010, Isaac withheld making the $20 million installment payment called for under the First Isaac Amendment, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”) to make a $239 million installment payment due on March 31, 2010 pursuant to Excel’s stock purchase agreement with the Company, as amended.

On May 9, 2010, we and Isaac entered into the A&R Isaac SPA.  The A&R Isaac SPA provides that Isaac shall purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million which was already paid under the Isaac SPA and the First Isaac Amendment.  The purchase price is payable in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment payment, we shall issue and deliver to Isaac the number of shares of Series A Common Stock that the dollar amount of the installment payment bears to $1.50 per share.  We shall also issue and deliver to Isaac for each dollar paid one Warrant granting the right to acquire one share of Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per share of Series A Common Stock, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to us for the Warrants is up to $320 million in addition to the purchase price for the Series A Common Stock of up to $320 million.  As of May 21, 2010, Isaac made an installment payment of $3.0 million pursuant to a funding request of the Company.

We believe that the funding obligation set forth in the A&R Isaac SPA is sufficient to satisfy the anticipated cash requirements associated with our existing deployment of the Chinacomm Network and operations through December 31, 2011.  However, in the event Isaac does not fulfill our funding requests, we will seek alternative sources of financing in order to continue with its deployment of the Chinacomm Network and operations.  In the event we are unsuccessful in seeking such alterative financing, we may have to curtail our planned deployment and operations.

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

The following table presents a summary of our sources and uses of cash for the period from our inception (April 4, 2008) to March 31, 2010:

Net cash used in operating activities:	$(31,924,894)
Net cash used in investing activities	$(4,928,635)
Net cash provided by financing activities	$36,956,878
Increase in cash and cash equivalents	$133,546

Operating Activities.  The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm Network and the payment of commissions on the convertible notes.

Investing Activities.  The cash used in investment activities consists of our initial payment of $5,000,000 toward the purchase of our interest in Chinacomm Cayman.

Financing Activities.  Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, common stock subscription and advances from shareholders.  The convertible notes matured on December 31, 2008, unless they were extended by signing an amended and restated convertible note.  In that case, the due date is 90 days from the date the Company receives a notice of redemption from the convertible note holder.  The convertible notes have an interest rate of 10% per annum.

Three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.

Revenue:

2010	2009
$222,819	$-

Our revenue for the three month period ended March 31, 2010 was based on the acquisition of Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Cost of Sales

2010	2009
$148,075	$-

Our cost of sales for the three month period ended March 31, 2010 was $148,075, or 66.5% of sales.

Operating Expenses:

Selling, General and Administrative Expenses:

2010	2009
$8,184,582	$4,611,808

Our selling, general and administrative expenses for the three month period ended March 31, 2010 were $8,184,582, as compared with $4,611,808 for same period last year, a net increase of $3,572,774.  The net increase is primarily the result of our payment of $7 million to extend our option to purchase 49% of Chinacomm Cayman during the three months ended March 31, 2010, net with a reduction of financing costs amortization of $789,931 and reduction from $2,946,211 to $-0-  equity based compensation as compared to last year.

 Research and Development:

2010	2009
$-	$9,727,038

Our research and development costs for the three month period ended March 31, 2010 were $-0-, as compared with $9,727,038 for the same period last year.  This reduction is directly related to our lack of funding to continue deployment of the Chinacomm Network.  We exhausted our credit facility with subcontractors who previously extended credit for their deployment-related services.

Gain (loss) on Change in Fair Value of Debt Derivative:

2010	2009
$1,098,491	$14,686,805

For the three month period ended March 31, 2010, we incurred a non cash gain from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008 as compared to a non cash gain of $14,686,805 for same period last year.

Interest Expense:

2010	2009
$243,462	$3,974,440

For the three month period ended March 31, 2010, our interest expense of $243,462 is a reduction of $3,730,978 as compared to last year.  During the three months ended March 31, 2009, we recorded amortization of debt discounts of $3,099,034 compared to $-0- for the current period.  Additionally, we reduced our convertible note primarily through common stock conversions from $34,103,404 at March 31, 2009 to $9,333,158 at March 31, 2010.

Net Loss:

2010	2009
$(7,268,875)	$(3,626,481)

Our net loss of $7,268,875 for the three month period ended March 31, 2010 is the result of the factors described above.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, the Company did not hold any market risk sensitive instruments.

If the Company is successful at generating revenue relating to the Chinacomm Network, those revenues will be denominated in RMB.  As more particularly set forth in the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009, the Company will then have exposure to changes in dollar/RMB exchange rates which could be material to the Company’s business.  The revenues realized from the Company’s investment in Perusat will be denominated in Peruvian Nuevo Sol.  As a result, similar exposure to exchange rate fluctuations in the dollar/Nuevo Sol exchange rate could also be material to the Company’s business

ITEM 4(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material developments in any of the pending litigation against the Company since we filed our 10-K report for the periord ended December 31, 2009.

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2010, the Company issued an aggregate of 29,101 shares of Series A Common Stock in exchange for $27,646 of convertible notes and related accrued interest.

On April 7, 2010, the Company issued a total of 3,923,826 shares of our Series A Common Stock to a total of eighteen vendors and independent contractors for services rendered to the Company through March 15, 2010.

On April 21, 2010, the Company issued 22,727,272 shares of our Series A Common Stock to Trussnet Delaware, for the payment of $10,000,000 of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary, Trussnet Nevada, under the Agreement for Professional Services dated April 10, 2008, as amended,  between Trussnet Nevada and Trussnet Delaware ( “Professional Services Agreement”).

On May 3, 2010, the Company issued an additional 864,794 shares of our Series A common stock to a total of eight additional vendors and independent contractors for services rendered to the Company through April 30, 2010.

On May 5, 2010, the Company issued an additional 29,069,767 shares of our Series A Common Stock to Trussnet Delaware for the payment of an additional $10,000,000 of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary, Trussnet Nevada, pursuant to the Professional Services Agreement.

The Company did not receive any proceeds from any of the share issuance above as the shares of our Series A Common Stock were issued in satisfaction of debts owed by the Company to these vendors and independent contractors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2010, the Company is in default on payment of the principal and interest on approximately $9.3 million of our convertible notes and amended and restated convertible notes.  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	First Amendment to Agreement for Professional Services, dated October 1, 2008 between Trussnet Nevada and Trussnet Delaware
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010	CHINA TEL GROUP, INC.

	By:	/s/ George Alvarez
George Alvarez
Chief Executive Officer