Form 10-K/A
period 2009-12-31
China Tel Group Inc
filed 2010-06-29
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

12526 High Bluff Drive, Suite 155, San Diego, California 92130
(Address of principal executive offices)

1-760-230-8986
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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of China Tel Group, Inc. (the “Company”, “we” or “us”) for the fiscal year ended December 31, 2009 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “2009 Annual Report”). This Amendment No. 1 is being filed to include revised disclosures under “Item 9A - Controls and Procedures” of the 2009 Annual Report.

In accordance with Rule 12b-12 under the Securities Exchange Act of 1934, as amended, updated certifications by our chief executive officer and chief financial officer are filed as exhibits to this Amendment No. 1.

Except as stated above, this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures contained in the 2009 Annual Report and does not otherwise reflect events occurring after the filing of the 2009 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2009 Annual Report and our other filings with the SEC.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934), as amended (“Exchange Act”), that are designed to insure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our senior management team, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (CFO”), as appropriate, to allow for timely decisions regarding required disclosure.

The Company’s senior management team, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  As previously disclosed in Item 4.02 of the Company’s Form 8-K filed on April 7, 2010, as described in the Form 10-Q/As for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009, and as discussed in Note 16 to our accompanying consolidated financial statements in each of the Form 10-Q/A’s, we determined that accounting errors were made in connection with accounting for and disclosing the treatment of our interest in Chinacomm Cayman.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report On Internal Control Over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with the authorization of our senior management team and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  In addition, projections of their effectiveness in future periods are subject to the risk that controls may have become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Senior management assessed the effectiveness of our internal control over our financial reporting as of December 31, 2009.  Based on this assessment, senior management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below.  In making this assessment, senior management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment; (ii) risk assessment; (iii) control activities; (iv) information and communication; and (v) monitoring.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Senior management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permitted us to provide only senior management's report in this report.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Senior management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

●
the Company lacked a sufficient number of personnel with the appropriate level of experience and technical expertise to resolve, appropriately, non-routine and complex accounting matters, such as accounting for our interest in Chinacomm Cayman;

●
there was no formal guidance or procedures to facilitate the interpretation of data related to our investment in Chinacomm Cayman and to insure that we were reporting that interest in accordance with GAAP; and

●
there was no formal guidance or procedures to facilitate the interpretation of data related to our Stock Purchase Agreement with Olotoa Investments, LLC (“SPA”) and how our interest in Chinacomm Cayman should be recorded in light of that SPA.

Management's Remediation Initiatives

Subsequent to the date of the reporting period for this report, the Company has taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting.  These include implementing accounting requirements, establishing policies and procedures for the accounting of complex accounting issues, and contracting with a qualified GAAP consultant who can work with our CFO to identify GAAP related issues and help evaluate and address such issues before they develop into reporting issues.

In view of the identified material weaknesses, senior management has changed our internal controls to: (i) require a dialogue between and among our CEO, our CFO, our qualified GAAP consultant, our outside SEC counsel and our independent auditors in every instance in which we are involved in a new type of transaction to insure that the data associated with that transaction is not misinterpreted and is properly stated in accordance with GAAP; (ii) require significant additional substantive review of those areas described above; and (iii) perform additional analyses, including, but not limited to, a detailed balance sheet and statement of operations analytical review that compares changes from the prior period's financial statements and analyzes all significant differences.  These procedures were completed so that our senior management team could gain assurance that the financial statements and schedules included in this report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b)   Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits which are filed with this report are set forth in the exhibit index hereto.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Tel Group, Inc.

Date: June 28, 2010	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer