Form 10-Q
period 2010-06-30
China Tel Group Inc
filed 2010-08-13
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

760-230-8986
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2010 the registrant had 402,830,685 shares of its Series A common stock outstanding with a par value of $0.001 (“Series A Common Stock”) and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001 (“Series B Common Stock”).

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2010 and 2009 and from April 4, 2008 (date of inception) through June 30, 2010 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from April 4, 2008 (date of inception) through June 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4(T).	Controls and Procedures	42

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Removed and Reserved	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$138,495	$54,208
Accounts receivable, net of provision for bad debts of $4,695 as of June 30, 2010 and December 31, 2009, respectively	142,577	72,673
Accounts receivable, other	53,376	11,574
Inventory	3,326	1,258
Prepaid expenses	237,836	153,210
Total current assets	575,610	292,923

Property, plant and equipment, net of accumulated depreciation	515,267	556,345

Other assets:
Deposits	8,858	-
Intangible assets, net of accumulated amortization	34,430	32,981
Investment, at cost	7,750,000	5,000,000
Total other assets	7,793,288	5,032,981

Total assets	$8,884,165	$5,882,249

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$20,380,463	$53,403,042
Unearned revenue	10,814	20,151
Line of credit	-	91,429
Advances from shareholders	684,208	372,867
Notes payable, related party	596,816	1,050,000
Notes payable	214,764	323,317
Notes payable, other	2,025,000	2,025,000
Convertible debentures	2,077,073	9,358,158
Derivative liability	168,345	2,409,016
Total current liabilities	26,157,483	69,052,980

Long term debt
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	26,224,392	69,119,889

Deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 392,304,369 and 230,611,717 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	392,304	230,612
Common stock subscribed	2,094,659	-
Additional paid in capital	181,868,748	101,902,351
Accumulated deficit during development stage	(201,644,920)	(165,361,145)
Accumulated other comprehensive income	(14,700)	14,389
Total China Tel Group, Inc.'s stockholders' deficit	(17,303,909)	(63,213,793)
Non controlling interest	(36,318)	(23,847)
Total deficit	(17,340,227)	(63,237,640)

Total liabilities and deficit	$8,884,165	$5,882,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(unaudited)

					From April 4, 2008
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		Through
	2010	2009	2010	2009	June 30, 2010

REVENUE	$236,584	$199,238	$459,403	$199,238	$1,117,279
Cost of sales	159,469	128,431	307,544	128,431	829,263
Gross profit	77,115	70,807	151,859	70,807	288,016

OPERATING EXPENSES:
Selling, general and administrative expenses	2,207,863	1,792,143	3,492,445	6,403,951	66,214,036
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	27,488,721		34,388,721		34,388,721
Impairment loss	-	-	-	-	1,008,290
Depreciation and amortization	232	17,404	33,728	17,404	104,938
Research and development costs	-	-	-	9,727,038	61,585,210
Total operating expenses	29,696,816	1,809,547	37,914,894	16,148,393	163,301,195

Loss from operations	(29,619,701)	(1,738,740)	(37,763,035)	(16,077,586)	(163,013,179)

OTHER INCOME (EXPENSES):
Other (expenses)	(97)	(787)	136	(787)	(109,885)
Gain on settlement of debt	-	-	-	-	1,076,189
Gain on foreign currency transactions	7,234	-	22,744	-	81,879
Loss on investments, related party	-	-	-	-	(6,636,410)
Gain on change in fair value of debt derivative	1,142,180	(4,663,364)	2,240,671	10,023,441	13,915,041
Interest expense	(553,300)	(4,011,233)	(796,762)	(7,985,673)	(46,644,802)

Loss before provision for income taxes	(29,023,684)	(10,414,124)	(36,296,246)	(14,040,605)	(201,331,167)

Income taxes	-	-	-	-	-

Net Loss	(29,023,684)	(10,414,124)	(36,296,246)	(14,040,605)	(201,331,167)

Net Loss attributable to non-controlling interest	8,784	3,048	12,471	3,048	36,318

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC. COMMON SHAREHOLDERS	$(29,014,900)	$(10,411,076)	$(36,283,775)	$(14,037,557)	$(201,294,849)

Net loss per common share (basic and fully diluted)	$(0.10)	$(0.11)	$(0.14)	$(0.15)	$(1.43)
Weighted average number of shares outstanding, basic and fully diluted	290,358,327	98,981,026	260,670,647	95,832,962	140,322,616

Comprehensive Loss:
Net Loss	$(29,023,684)	$(10,414,124)	$(36,296,246)	$(14,040,605)	$(201,331,167)
Foreign currency translation gain	-	14,126	22,695	14,126	28,395

Comprehensive Loss:	(29,023,684)	(10,399,998)	(36,273,551)	(14,026,479)	(201,302,772)
Comprehensive loss attributable to the non controlling interest	8,784	3,048	(9,090)	3,048	(10,817)
Comprehensive loss attributable to China Tel Group, Inc. Common Shareholders	$(29,014,901)	$(10,396,950)	$(36,282,641)	$(14,023,431)	$(201,313,589)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE SIX MONTHS ENDED THROUGH JUNE 30, 2010
(unaudited)

	CHINA TEL GROUP, INC.
							Other
	Preferred stock		Common stock Series A		Common Stock	Additional Paid in	Comprehensive Income	Accumulated	Non controlling	Total
	Shares	Amount	Shares	Amount	Subscribed	Capital	(Loss)	Deficit	Interest	Deficit
Balance, January 1, 2010	-	$-	230,611,717	$230,612	$-	$101,902,351	$14,389	$(165,361,145)	$(23,847)	$(63,237,640)
Issuance of Series A common stock in February 2010 in exchange for convertible debentures and related interest	-	-	29,101	29	-	27,617	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,000,000	-	-	-	-	7,000,000
Common stock issued in April 2010 in exchange for expenses incurred	-	-	3,465,109	3,465	-	1,891,988	-	-	-	1,895,453
Common stock issued in April 2010 in settlement of note payable	-	-	458,716	459	-	249,541	-	-	-	250,000
Common stock issued in April 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	22,727,272	22,727	-	9,977,273	-	-	-	10,000,000
Common stock issued in May 2010 in exchange for expenses incurred	-	-	864,794	865	-	470,447	-	-	-	471,312
Common stock issued in May 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	29,069,767	29,070	-	9,970,930	-	-	-	10,000,000
Sale of common stock	-	-	9,333,334	9,333	(4,905,341)	13,990,667				9,094,659
Common stock issued in June 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	21,179,986	21,180	-	9,978,820	-	-	-	10,000,000
Common stock issued to Trussnet Capital Partners (HK), Ltd. in June 2010 as payment for fees due under the Fourth Amendment	-	-	58,867,119	58,867	-	24,429,854	-	-	-	24,488,721
Common stock issued in June 2010 in exchange for convertible debentures and related interest	-	-	15,697,454	15,697	-	8,705,220	-	-	-	8,720,917
Equity based compensation	-	-	-	-	-	274,040	-	-	-	274,040
Foreign currency translation gain	-	-	-	-	-	-	(29,089)	-	-	(29,089)
Net loss	-	-	-	-	-	-	-	(36,283,775)	(12,471)	(36,296,246)
Balance, June 30, 2010	-	$-	392,304,369	$392,304	$2,094,659	$181,868,748	$(14,700)	$(201,644,920)	$(36,318)	$(17,340,227)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From April 4, 2008
			(date of inception)
	Six months ended June 30,		Through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,296,246)	$(14,040,605)	$(201,331,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,728	17,404	104,938
Amortization of financing costs	-	1,588,639	3,871,802
Accretion of convertible debt	-	6,232,500	41,144,373
Impairment of goodwill	-	-	1,008,290
Gain on settlement of debt	-	-	(1,076,189)
Gain on change in fair value of debt derivative	(2,240,671)	(10,023,441)	(13,915,041)
Common stock issued for payment of interest	618,022	-	618,022
Common stock issued to Trussnet Capital Partners (HK), Ltd. in June 2010 as payment for fees due under the Fourth Amendment	24,488,721	-	24,488,721
Common stock issued in exchange for services	864,342	3,324,211	47,572,575
(Increase) decrease in:
Accounts receivable	(111,706)	(29,795)	(37,483)
Note receivable	-	124,107	-
Inventory	(2,068)	119	486
Prepaid expenses	(84,626)	(18,023)	(100,963)
Deposits	(8,858)	-	(8,858)
Increase (decrease) in:
Accounts payable and accrued liabilities	(396,661)	12,059,916	59,910,976
Unearned revenue	(9,337)	(9,636)	(24,036)
Net cash used in operating activities	(13,145,360)	(774,604)	(37,773,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	19,419	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Acquisition of property, plant and equipment	(2,504)	-	(2,504)
Investment in Chinacomm	(2,750,000)	-	(7,750,000)
Net cash provided by (used in) investing activities	(2,752,504)	19,419	(7,677,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	16,094,660	-	16,094,660
Proceeds from advances from shareholders	311,341	109,626	684,208
Payments on line of credit	(91,429)	-	(141,593)
Proceeds (payments) made to notes payable	31,871	(31,867)	(72,601)
(Payments) proceeds from notes payable, related party	(343,608)	675,000	431,392
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	16,002,835	752,759	45,589,037

Effect of currency rate change on cash	(20,684)	14,126	692

Net increase in cash and cash equivalents	84,287	11,700	138,495

Cash and cash equivalents, beginning of the period	54,208	6,578	-
Cash and cash equivalents, end of the period	$138,495	$18,278	$138,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40,271	$-	$88,329
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$61,470,020	$2,525,849	$88,072,592
Common stock issued for services rendered	$725,758	$3,324,211	$47,433,991

Common stock and notes payable issued for acquisition of Perusat S. A.	$-	$705,000	$705,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of China Tel Group, Inc., the (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (”GAAP”) for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2010.

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Trussnet USA, Inc., a Nevada corporation, (“Trussnet Nevada”), Gulfstream Capital Partners, Ltd. (“Gulfstream”), and majority owned subsidiary, Perusat S.A. (“Perusat”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities.  Its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”).  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through June 30, 2010, the Company has accumulated losses of $201,644,920.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Merger and Corporate Restructure

On May 21, 2008, the Company consummated a reverse merger by entering into a reorganization and merger agreement (“Merger”) with the shareholders of Trussnet Nevada, pursuant to which the shareholders of Trussnet Nevada exchanged all of the issued and outstanding capital stock of Trussnet Nevada for 66,909,088 shares of Series A Common Stock of the Company, representing 77.7% of the Company’s outstanding Series A Common Stock, and 66,909,088 shares of the Company’s Series B Common Stock, after the return to treasury and retirement of 57,600,000 shares of common stock (categorized as Series A Common Stock) of the Company held by certain shareholders of the Company.  This took place concurrently with the Merger.

Series B Common Stock is nontransferable, not participating with any declared dividends with voting rights in all matters in which shareholders have a right to vote at ten votes per each share of Series B Common Stock.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.

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

The total consideration paid was $-0-.  The significant components of the transaction are as follows:

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of Perusat

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of Perusat.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 shares of the Company’s Series A Common Stock and a note payable of $275,000.

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

The Company identified software as identifiable intangible assets with estimated life of ten years.

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
JUNE 30, 2010

(UNAUDITED)

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

Revenue arises from sale of local and long distance service access where payments are received before the service has been rendered.  The Company sells its products separately and in various bundles that contain multiple deliverables.  These revenues include long distance and prepaid telephone cards, along with other products and services.  In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting, if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  In accordance with ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

As of June 30, 2010 and December 31, 2009, the Company had unearned revenue of $10,814 and $20,151, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

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

Effective January 1, 2008, we adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at June 30, 2010 and December 31, 2009 was $4,695.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

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
JUNE 30, 2010

(UNAUDITED)

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

In June 2006, the FASB issued ASC 740-10 (“ASC 740-10”), “Uncertainty in Income Taxes”. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10, as required.  As a result of implementing ASC 740-10, there has been no adjustment to the Company’s consolidated financial statements, and the adoption of ASC 740-10 did not have a material effect on the Company’s consolidated financial statements for the six months ended June 30, 2010 and 2009.

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

As a result of the acquisition of Perusat on April 15, 2009, the Company acquired intangible assets in the aggregate amount of $1,132,647.

The Company allocated $124,357 to identifiable intangible assets including developed software.  The remaining $1,008,290 was allocated to goodwill.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

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

The Company’s management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at December 31, 2009.  The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per share during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $-0-.  Considerable management judgment is necessary to estimate the fair value; accordingly, actual results could vary significantly from management’s estimates.

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).   This requires the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share, because they are anti-dilutive.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

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

As of June 30, 2010, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products, and services are expensed in the period incurred.  The Company incurred research and development expenses of $-0-, $9,727,038 and $61,585,210 for the six month periods ended June 30, 2010 and 2009; and from the period from April 4, 2008 (date of inception) through June 30, 2010, respectively.

Investments

The Company entered into a Framework Agreement (“Framework Agreement”) and a share subscription agreement whereby the Company, through its subsidiary, Gulfstream, agreed to acquire a 49% interest in Chinacomm Limited, a Cayman Island corporation (“Chinacomm Cayman”) for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  During 2009, these agreements were restructured such that the Company has acquired from Trussnet Capital Partners (HK) Ltd. (“TCP”) an option to acquire up to a 49% interest in Chinacomm Cayman pursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009 (“TCP Note.”)  See Note 6 for a complete discussion of this agreement.  During the period ended June 30, 2010, the Company paid an additional $2,750,000 to Chinacomm Cayman.

The Company did not evaluate for impairment, and the fair value of the cost-method investment is not estimated, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined in accordance with ASC 825-10 that it was not practicable to estimate the fair value of the investment.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of its current executive officers, employees, and key consultants.  The loss of any of its current executive officers, employees or key consultants could significantly and negatively impact the business, until adequate replacements can be identified and put in place.  The Company places heavy reliance on key consultants to enable it to meet its contractual commitments in connection with the deployment of a broadband wireless telecommunications network in 29 of the largest cities in the PRC in 9 cities in Peru.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $36,296,246 for the six month period ended June 30, 2010 and cumulative losses since inception (April 4, 2008) of $201,644,920.  In addition, the Company has negative working capital of $25,581,873 as of June 30, 2010 and a stockholder’s deficit of $17,340,227.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS (continued)

In addition, the Company has incurred obligations of $191 million relating to the acquisition of our 49% interest in Chinacomm Cayman.  Accordingly, the Company requires substantial additional capital to finance our planned business operations and expects to incur operating losses in future periods due to the expense of deploying a 3.5GHz broadband telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the PRC ("Chinacomm Network") for and with CECT, Chinacomm Communications Co. Ltd., a PRC company (together with its subsidiaries and affiliates, "Chinacomm."). The Company also has not realized material revenue since our inception and cannot assure you that it will be successful in generating revenues in the future.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may lose its rights to participate in the operation of the Chinacomm Network and may be forced to cease operations.

The above factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - ACCOUNTS RECEIVABLE-OTHER

Accounts receivable, at June 30, 2010 and December 31, 2009, respectively, are comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Advances	$27,223	$3,955
Deposits	26,153	7,619
	$53,376	$11,574

NOTE 4 - PREPAID EXPENSES

Prepaid expenses at June 30, 2010 and December 31, 2009 are comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Prepaid taxes	$143,298	$104,793
Prepaid payroll taxes	-	43,274
Deferred charges	38,095	231
Other prepaid expenses	56,443	4,912
	$237,836	$153,210

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 5 - DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5-month period in conjunction with the related convertible notes.

During the three and six months ended June 30, 2010, the Company charged $-0- to current period operations. During the three and six months ended June 30, 2009, the Company charged $798,708 and $1,588,638, respectively, to the period's operations.

NOTE 6 - INVESTMENTS

In 2008, the Company paid CECT-Chinacomm Communications Co. Ltd. (“Chinacomm”) $5 million towards a $196 million purchase price to acquire 49% of the authorized shares of Chinacomm Cayman as provided in the Framework Agreement and share subscription agreement.  When the Company was unable to complete the purchase, TCP acquired the Company’s right to the same 49% interest in Chinacomm Cayman.  On March 9, 2009, TCP sold the 49% interest in Chinacomm Cayman to the Company under an Asset Purchase Agreement, the TCP Note and a pledge of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  TCP, of which the Company’s president, Tay Yong Lee (“Colin Tay”) is the principal stockholder, effectively provided the Company with non-recourse bridge financing for its acquisition.  The TCP Note bore interest of 8% per annum, had a due date of March 9, 2010, and was non-recourse, except for the pledged collateral.  Upon each payment the Company makes in reduction of the principal balance of the TCP Note, TCP will (i) deliver an equal payment(s) totaling $141 million to Chinacomm Cayman, which Chinacomm Cayman will, in turn, use to capitalize Yunji Communications Technology (China) Co., Ltd. (“Yunji”) to deploy the Chinacomm Network and $50 million to capitalize Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), which Trussnet Dalian will, in turn, use to purchase equipment to be leased to Yunji to deploy the Chinacomm Network as set forth in the Framework Agreement; and (ii) release to the Company from the pledged shares of Chinacomm Cayman stock the same proportion of the total shares that the reduction of the principal balance bears to the total principal balance.

Since the TCP Note is non-recourse and is secured only by the shares of Chinacomm Cayman, the Company recorded the initial payment of $5 million as an investment and the $191 million note as an option to acquire up to 49% of Chinacomm Cayman upon payment of the TCP Note and accrued interest.  Therefore the investment in Chinacomm Cayman is recorded at the initial cash payment of $5 million and a subsequent cash payment of $2,750,000 during the six-month period ended June 30, 2010 (total $7,750,000).

The TCP Note was amended pursuant to a First Amendment of Promissory Note, effective as of March 5, 2010 (“First Amendment”), a Second Amendment to Promissory Note, effective as of March 16, 2010 (“Second Amendment”) and a Third Amendment to Promissory Note, effective as of April 9, 2010 (“Third Amendment”).

On May 9, 2010, the Company and TCP executed a Fourth Amendment to Promissory Note (“Fourth Amendment”).  Except as restated in the Fourth Amendment, the First Amendment, Second Amendment and Third Amendment are of no further force and effect.  The Fourth Amendment increased the interest rate of the TCP Note from 8% per annum to 10% per annum effective March 9, 2010. The maturity date of the TCP Note was extended to December 31, 2011 in exchange for an extension fee of 4% per annum on the principal balance of the TCP Note. TCP is entitled to accept any or all of the interest accrued and/or extension fees incurred pursuant to the TCP Note in the form of shares of the Company’s Series A Common Stock issued at a price per share of the lesser of: (i) $0.95; or (ii) 80% of the volume weighted average of the closing bid price for the Company’s Series A Common Stock on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the date TCP delivers a written election to receive such payment in the form of the Company’s Series A Common Stock.  TCP has elected to receive the Company’s Series A Common Stock for the difference between the total amount due under the TCP Note, including accrued interest and extension fees through May 8, 2010 and the original $191 million principal balance of the TCP Note.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 6 - INVESTMENT (continued)

TCP agreed to make cash payments towards its contract to acquire 49% of the shares of Chinacomm Cayman in order to reduce the principal balance due under the TCP Note.

Carrying value of the investment:

	June 30, 2010 (unaudited)	December 31, 2009
Carrying value of the investment	$7,750,000	$5,000,000

As of June 30, 2010, Chinacomm Cayman was an inactive entity with no assets, liabilities or operating activities, except for contractual rights in the operation of the Chinacomm Network.

During the six month period ended June 30, 2010, the Company paid an aggregate of $10.9 million cash and 58,867,119 shares of the Company’s Series A Common Stock, valued at $24,488,721, to continue to maintain the right to acquire 49% interest in Chinacomm Cayman.  The payments were made to TCP for interest on the TCP Note.  The payments are recorded as extension fees payable to TCP and are included in the operating expenses.

The Company did not evaluate for impairment, and the fair value of the investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment at this time.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three and six month periods ended June 30, 2010, the Company recorded amortization of $4,669 and $9,338, respectively, as a charge to current period operations.

For the three and six months ended June 30, 2009, the Company recorded amortization of $6,546 and $13,092, respectively, as a charge to the period's operations.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Accounts payable and accrued compensation	$1,223,310	$3,541,622
Accounts payable due to Trussnet Delaware	18,147,910	48,147,910
Accrued interest on indebtedness	953,047	1,676,536
Court ordered litigation expenses	56,196	36,974
	$20,380,463	$53,403,042

NOTE 9 - CONVERTIBLE NOTES

Convertible notes as of June 30, 2010 and December 31, 2009 are comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
10% Convertible Note Purchase Agreements were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s Series A Common Stock at a rate of $0.95 per share. The Company is currently in default.	$1,736,500	$6,801,500

10% Amended and Restated Convertible Note Purchase Agreements were due and payable were due December 31, 2009, with interest payable at maturity. The Amended and Restated Convertible Notes are convertible into the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	340,573	2,556,658

Total	2,077,073	9,358,158
Less current maturities	(2,077,073)	(9,358,158)
Long term portion	$0	$0

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
JUNE 30, 2010

(UNAUDITED)

NOTE 9 - CONVERTIBLE NOTES (continued)

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

Since the Company’s date of inception through June 30, 2010, the Company amortized $41,144,373 as interest expense.   For the three and six month periods ended June 30, 2010, the amortization was $-0-. For the three and six month periods ended June 30, 2009, the amortization was $3,133,467.and $6,232,501, respectively.

On November 17, 2008, the Company also entered into an Amended and Restated Convertible Note Purchase Agreement with numerous convertible note holders for the modification of certain terms and conditions contained in the previously issued Convertible Note Purchase Agreements.  The Company issued an aggregate of $20,979,572 in Amended and Restated Convertible Note Purchase Agreements in exchange for $17,389,776 of previously issued Convertible Note Purchase Agreements, a 20% inducement premium and accrued interest.  The Amended and Restated Convertible Note Purchase Agreements accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2009.  The Amended and Restated Convertible Note holders have an option to convert any unpaid note principal and accrued interest to the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (b) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the Amended and Restated Convertible Note Purchase Agreements entered into on November 17, 2008.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended and Restated Convertible Note Purchase Agreement and to fair value as of each subsequent balance sheet date.  At the inception of the Amended and Restated Convertible Note Purchase Agreements, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine days.

During the six month period ended June 30, 2010, the Company issued an aggregate of 15,726,555 shares of the Company’s Series A Common Stock, valued at $8,748,563 in exchange for settlement of convertible debentures, previously accrued interest and current period interest expenses of $7,281,085, $849,427 and $618,022, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 10 - NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 were comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$101,188	$139,114
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment (currently in default)	-	2,760
Note payable, due 08/12/2008 (currently in default)	65,585	140,424
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	47,991	41,019

Total	214,764	323,317
Less current maturities	(214,764)	(323,317)
Long term Portion	$0	$0

NOTE 11 - NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Note Purchase Agreements currently in default.  The judgments are accruing interest at rates between 3.6% to 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $2,460,939 and $2,403,835 as of June 30, 2010 and December 31, 2009, respectively.  The principal balance of the three judgments totaled $2,025,000 as of June 30, 2010 and December 31, 2009.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At June 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 130.57% and risk free interest rate of 0.22% and recorded non-operating income of $2,240,671 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at June 30, 2010 and December 31, 2009 is $168,345 and $2,409,016, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 13 - NON CONTROLLING INTEREST

Acquisition of Perusat

On April 15, 2009, the Company acquired a 95% interest in Perusat organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to June 30, 2010:

Balance as of April 15, 2009 (date of acquisition) (negative)	$-
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2009	(23,847)
Balance as of December 31, 2009	(23,874)
Period loss applicable to non-controlling interest for the six month period ended June 30, 2010	(12,471)
Balance as of June 30, 2010	$(36,318)

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

Transferability

The Series B Common Stock is non-transferable.

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at June 30, 2010 and December 31, 2009 was $66,909.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 15 - STOCKHOLDERS EQUITY

The Company is authorized to issue 500 million shares of Series A Common Stock.  As of June 30, 2010, there were 392,304,369 shares issued and outstanding.

Private Placement:

On February 9, 2010, the Company and Isaac Organization Inc., a Canadian corporation (“Isaac Organization”), entered into a Stock Purchase Agreement (“Isaac Organization SPA”).   On March 5, 2010, the Company and Isaac Organization entered into an Amendment to the Isaac Organization SPA (“First Isaac Organization Amendment”).  The First Isaac Organization Amendment provides that the number of shares of the Company’s Series A Common Stock to be purchased by the Isaac Organization be increased from 53,199,934 (representing 12% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price is increased from $160 million to $320 million.  The installment dates and amounts are amended such that, in addition to $1 million paid at closing on February 9, 2010, $10 million was to be paid at the execution of the First Isaac Organization Amendment and has been received in full; $20 million was due on or before March 31, 2010; $129 million was due on or before June 1, 2010; $80 million was due on or before September 30, 2010; and $80 million was due on or before December 31, 2010.  The number of shares the Isaac Organization is prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due, is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, the Isaac Organization withheld making the $20 million installment payment called for under the First Isaac Organization Amendment, as the Isaac Organization expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”) to make a $239 million installment payment due on March 31, 2010 pursuant to Excel’s stock purchase agreement with the Company, as amended.

On May 11, 2010, the Company and the Isaac Organization entered into an Amended and Restated Stock Purchase Agreement (the “A&R Isaac SPA”).  The A&R Isaac Organization SPA amends and restates the Isaac Organization SPA, as amended, in its entirety. The A&R Isaac Organization SPA provides that the Isaac Organization shall purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac Organization SPA and First Isaac Organization Amendment.  The purchase price is payable by the Isaac Organization in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We must make a funding request for installment payments under the A&R Isaac Organization SPA, which the Isaac Organization must pay within thirty days of the request.  We may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, we are required to issue and deliver to the Isaac Organization the number of shares of Series A Common Stock that the dollar amount of the installment bears to $1.50 per share.  As of May 21, 2010, the Isaac Organization made an installment payment of $3.0 million pursuant to a funding request by the Company.

The Company is also required to issue and deliver to the Isaac Organization for each dollar paid one warrant (“Warrant”) granting the right to acquire one shares of Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to the Company for the Warrants is up to $320 million in addition to the purchase price of up to $320 million.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 15 - STOCKHOLDERS EQUITY (continued)

The Isaac Organization is entitled to issuance of additional shares of the Company's Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac Organization SPA is otherwise terminated. Upon termination of each calculation date, the number of the Company's Series A Common Stock issued to the Isaac Organization shall bear the same ratio to 49% of the total shares of the Company's Series A Common Stock the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and the Isaac Organization intend to enter into a separate registration rights agreement, pursuant to which shares and Warrants issued to the Isaac Organization may enjoy “piggyback” rights, if the Company registers any of its shares of the Company's Series A Common Stock in the future.

The Company has the right to terminate the Isaac Organization’s rights under the A&R Isaac Organization SPA under two circumstances.  First, if the Isaac Organization fails to pay any installment after a funding request and before expiration of a grace period, the Company may issue a notice of termination for monetary default, in which event the Company is entitled to cancel 10% of the Company's Series A Common Stock, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after the Isaac Organization has paid $205 million of the purchase price, we may issue a notice of termination at our option, in which event the Isaac Organization is entitled to receive the Company's Series A Common Stock representing 10% of the sum of: (i) all the Company's Series A Common Stock and Warrant Shares previously issued; and (ii) all of the Company's Series A Common Stock represented by Warrants previously issued to the Isaac Organization  that have not been exercised.

The Isaac Organization is entitled to designate two members of our Board of Directors.  As a condition to the execution of the A&R Isaac Organization SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

On June 9, 2010, the Company issued 9,333,334 shares of the Company’s Series A common stock to the Isaac Organization under the terms of the A&R Isaac Organization SPA.  The shares of the Company’s Series A common stock were issued in exchange for the delivery to date by the Isaac Organization of $14 million toward the total purchase price of $320 million under the A&R Isaac Organization SPA.  The Company will use the proceeds from the sale of the shares to Isaac for the purposes prescribed in the A&R Isaac Organization SPA.

Stock Issuances during the six months ended June 30, 2010 were as follows:

During the six month period ended June 30 2010, the Company received $16,094,660 of cash proceeds related to the sale of 10,729,773 shares of the Company’s Series A Common Stock at a $1.50 per share.   As of June 30, 2010, the Company had issued 9,333,334 shares of the Company’s Series A Common Stock, with the remaining 1,396,439 outstanding as a common stock subscription.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 15 - STOCKHOLDERS EQUITY (continued)

During the six month period ended June 30 2010, the Company issued an aggregate of 15,726,555 shares of Series A Common Stock valued at $8,748,534 in exchange for settlement of convertible debentures, previously  accrued interest and current period interest expenses of $7,281,085, $849,427 and $618,022 respectively.

During the six month period ended June 30, 2010, the Company issued an aggregate of 4,329,903 shares of Series A Common Stock valued at $2,366,764 in exchange for settlement of previously accrued services and current period expenses of $1,776,462 and $590,302, respectively

During the six month period ended June 30, 2010, the Company issued an aggregate of 72,977,025 shares of Series A Common Stock to Trussnet Delaware in exchange for settlement of outstanding accounts payable totaling $30 million.

During the six month period ended June 30, 2010, the Company issued 458,716 shares of Series A Common Stock in exchange for $250,000 of an outstanding note payable in connection with the acquisition of Perusat.

During the six month period ended June 30, 2010, the Company issued an aggregate of 58,867,119 shares of the Company’s Series A Common Stock to TCP,. valued at $24,488,721, to continue to maintain the right to acquire 49% interest in Chinacomm Cayman.  See Note 6 above.

NOTE 16 – WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	7,000,000	2.75	$1.00	7,000,000	$1.00
$1.00	9,094,659	3.00	$1.00	9,094,659	$1.00
	16,094,659	2.89	$1.00	16,094,659	$1.00

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 16 – WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	-	$-
Issued	7,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010	7,000,000	$1.00
Issued	9,094,659	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2010	16,094,659	$1.00

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	June 30, 2010	December 31, 2009
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$25,000	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	171,816	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated September 17, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	-
	$596,816	$1,050,000

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 17 - RELATED PARTY TRANSACTIONS (continued)

The Company is a party to agreements with the following related parties:

Trussnet Delaware

Since the Company's acquisition of Trussnet Nevada, Trussnet Delaware has performed approximately $61.6 million in contract services, representing substantially all of the Company’s operation, including the engineering, architectural and deployment services the Company provides relating to the Chinacomm Network.  The Company’s Chief Executive Officer, George Alvarez, its Chief Operating Officer, Mario Alvarez, and its Chief Administrative Officer, Isidoro Gutierrez, were officers and shareholders of Trussnet Delaware.  They resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining the Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner subsequent to the Company’s acquisition of Trussnet Nevada.

Trussnet Delaware had advanced funds for the Company’s operations in anticipation of the Company’s funding.  Pursuant to the Agreement for Professional Services dated April 10, 2008, between Trussnet Nevada and Trussnet Delaware (“Professional Services Agreement”), Trussnet Nevada agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The Professional Services Agreement has a term of two years, but either party may terminate the agreement upon sixty days written notice.  Due to a lack of funding, Trussnet Nevada failed to pay Trussnet Delaware for a significant portion of the services it has provided to the Company.  As of December 31, 2009, Trussnet Nevada owed Trussnet Delaware in excess of $47 million.

On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Professional Services Agreement”).  Among other things, the First Amendment to Professional Services Agreement requires Trussnet Nevada to commence paying for the services Trussnet Delaware provided to the Company in connection with the Chinacomm Network at the rate of $10 million per month, until the outstanding obligation is paid in full.  As of June 30, 2010, the Company has paid to Trussnet Delaware $30 million of the approximately $47 million due and owing to Trussnet Delaware by Trussnet Nevada through issuance of the Company’s Series A Common Stock.  Thus far, the Company has issued to Trussnet Delaware 72,977,025 shares of the Company’s Series A Common Stock in lieu of a $30 million cash payment.  This Series A Common Stock was calculated in accordance with the terms and conditions of the First Amendment to Professional Services Agreement, which calculates the number of shares of the Company’s Series A Common Stock to be based on the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price on the OTCBB for the previous ten days prior to the election to accept the Company’s Series A Common Stock in lieu of cash.

Except for the implied extension of credit, the Company believes that all such services of Trussnet Delaware were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.

Trussnet Capital Partners (HK), Ltd.

On June 10, 2010, the Company issued 58,867,119 shares, greater than 10% of the of the Company’s Series A Common Stock, to TCP for the payment of $24,488,721 of interest and fees owed to TCP under the Fourth Amendment issued by the Company to TCP.   (See Note 6 - for further disclosure related to transactions with TCP.)

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both the Company’s restricted Series A Common Stock and Series A Common Stock registered pursuant to Form S-8 for professional services rendered to the Company as an Independent Contractor.  Through Isaac Organization, Inc. (“Isaac Organization”), Mr. Isaac has agreed to purchase up to 49% of the Company’s Series A Common Stock, along with a warrant for every dollar he pays towards the purchase price of the Series A Common Stock Isaac Organization, Inc. is purchasing from the Company.  (See Note 15- for further disclosure related to transactions with the Isaac Organization)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain financial, executive and financial advisory services.  The Agreements are generally for a term of less than twelve months from inception and renewable automatically from year to year, unless either the Company or consultant terminates such engagement by written notice.

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fisher”) naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJx.  The complaint alleges a claim for breach of contract relating to the Company’s default under a Convertible Note Purchase Agreement between the Company and Fisher.  The complaint requests damages of $1 million plus interest and costs.  The Company responded to the complaint.  A judgment has been entered in this action in favor of Fisher in the amount of $1 million plus interest consistent with the amount owed by the Company under his Convertible Note Purchase Agreement.  The Company intends to pay the judgment entered in favor of Mr. Fisher as soon as funds are available to do so.

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

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note Purchase Agreement between the Company and Perezcalva.  The complaint seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.  The Company recently entered into a Forbearance Agreement with Perezcalva.  This requires the Company to pay Perezcalva $300,000 in the Company’s Series A Common Stock based upon a price per share of the volume weighted average of the closing price for the Company’s Series A Common Stock on the OTCBB for the ten day period prior to the date the Forbearance Agreement is signed by the parties.  In exchange, Perezcalva has agreed not to take undertake any actions to collect the balance owing to him for four months.  The Company intends to satisfy the balance of the amount owed under the Forbearance Agreement as soon as funds are available to do so.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

On March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez and eighteen other named defendants in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL.  Since the complaint was filed, VRT has dismissed two law firms and one individually named attorney, leaving a total of 15 defendants.  The complaint alleges numerous causes of action against the defendants.  The only cause of action that is currently pending against the Company seeks damages arising from the alleged conspiracy to effectuate a fraudulent transfer of the Company’s Series A Common Stock and a conspiracy to defraud.  The lawsuit is still in its infancy.  The Company is vigorously contesting the lawsuit.

NOTE 19 - FAIR VALUE MEASUREMENT

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

The following table sets forth the Company’s short and long-term investments as of June 30, 2010, which is measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(UNAUDITED)

NOTE 19 - FAIR VALUE MEASUREMENT (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$-	$-	$168,345	$168,345

The following is a reconciliation of the derivative liability for which Level 3 imputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,409,016
Gain in change in fair value	(2,240,671)
Ending balance as of June 30, 2010	$168,345

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

NOTE 20 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that these financial statements were issued.

On July 26, 2010, the Company issued 10,526,316 shares of the Company’s Series A Common Stock to Trussnet Delaware in exchange for settlement of outstanding accounts payable totaling $10 million.

On August 8, 2010, the Company and ZTE Corporation, a PRC corporation ("ZTE"), entered into a binding memorandum of understanding for a strategic partnership to advance both parties’ interests in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“MOU”).  Under the terms of the MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operational services and financing for high-speed wireless broadband telecommunications networks the Company is deploying in the PRC, Peru and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to determine financial viability, execute design concepts, and roll out completed products and solutions, including manufacturing, marketing and sales, all with the goal to expand the reach of wireless broadband access.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operational services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified and use its best efforts to facilitate the Company’s applications for debt financing by banks with which ZTE has relationships.  The parties to the MOU will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions develop through their joint efforts.

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

Our Reorganization and Merger Agreement with Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”) has been accounted for as a reverse acquisition whereby Trussnet Nevada is deemed the accounting acquirer and the Company merely the legal acquirer.  Accordingly, the consolidated financial statements presented are that of Trussnet Nevada as of its date of its inception (April 4, 2008).  In connection with the Reorganization and Merger Agreement, we adopted the accounting acquirer's year-end of December 31.

Our efforts are principally focused on fulfilling our Framework Agreement with CECT Chinacomm Communications Co. Ltd., a Peoples Republic of China (“PRC”) company, (together with its subsidiaries and affiliates, “Chinacomm”) that we entered into on April 7, 2008.  The contracts under the Framework Agreement call for us to design, engineer, install and operate a next generation wireless internet access network to bring high-speed wireless broadband services to mainland Chinese residents, businesses and governmental agencies.  Specifically, we are expected to serve as exclusive contractor for the operation of a 3.5GHz broadband telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the PRC (“Chinacomm Network”).  We have incurred in excess of approximately $61.6 million in costs related to the deployment of twelve of the twenty-nine cities in the Chinacomm Network.  These costs relate to: (i) project management; (ii) radio frequency engineering; (iii) architectural design, including equipment and software approval; (iv) supervision of equipment installation; (v) network operational staffing; (vi) site acquisition, including preliminary research and pre-deployment analysis; (vi) design of security and redundancy systems; (vii) information transport engineering; (viii); construction management; and (ix) network optimization.

Business Operations

Our present operations, all of which are conducted through our wholly owned subsidiary, Trussnet Nevada, consist of providing engineering, architectural deployment services related to the build-out of a wireless broadband telecommunications network in several cities in the PRC and Peru.  Chinacomm holds licenses and permits from the PRC to build and operate the Chinacomm Network, a 3.5 GHz wireless broadband telecommunications network in twenty-nine cities in the PRC.  These licenses currently run through February 2013.  With and for Chinacomm, we have commenced the build-out of the ChinaTel Network in Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.  Portions of the Chinacomm Network are operational in Beijing, Shanghai and Shenzhen.  We also are deploying a 2.5GHz wireless broadband system in cities across Peru with and for Perusat, a Peruvian company that holds a license to build high-speed wireless broadband systems in seven cities throughout Peru.

We contracted to acquire a 49% equity interest in ChinaComm Limited, a Cayman Island corporation (“Chinacomm Cayman”) for $196 million, of which we paid $5 million.  When we were unable to complete the purchase, Trussnet Capital Partners (HK), Ltd. (“TCP”) acquired a 49% equity interest in Chinacomm Cayman and, on March 9, 2009, sold the equity interest to us under an Asset Purchase Agreement and a $191 million non-recourse promissory note from TCP (“TCP Note”).  We pledged the equity interest back to TCP as security for repayment of the TCP Note.  We are entitled to a pro-rata release of the pledged collateral, as we reduce the principle balance of the TCP Note through repayment.  Our acquisition is characterized for accounting purposes as an option to acquire up to 49% equity interest in Chinacomm Cayman, because our TCP Note is non-recourse, except as to the pledged collateral.

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of Chinacomm Cayman, will operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a PRC wholly owned foreign enterprise of Gulfstream Capital Partners (HK) Ltd (“Gulfstream”), has entered into agreements with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become effective when we have paid in the minimum amount required under Chinese law to capitalize Yunji and Trussnet Dalian.

Currently, a significant portion of our business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  We are dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, we will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

Until March 31, 2009, Trussnet Nevada contracted with Trussnet USA, Inc., a Delaware corporation ("Trussnet Delaware") under separate control from our subsidiary of the same name, for the engineering, architectural and deployment services we provided to Chinacomm through that date.  These services, which Trussnet Delaware generally performed through subcontracts with vendors holding requisite local licenses, included radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installation of equipment and network architecture and engineering.  We have not billed Chinacomm any amounts for the services provided to date.  We have accounted for the costs of these services as research and development.  We do not expect to bill or collect these amounts, until we are able to capitalize Yunji and Trussnet Dalian to a level required for them to pay our invoices for services rendered.

Since our inception, we have incurred accumulated losses of $201,644,920.  As of June 30, 2010, we had cash of $138,495 and current liabilities of approximately $26,157,483.   Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2010, for the year ended December 31, 2009.  In order to continue to operate our business, we will need to receive substantial amounts of additional capital.

Current Agreements

Merger with Trussnet USA, Inc. (Nevada), Acquisition of Interest in ChinaComm Limited and Promissory Note to Trussnet Capital Partners (HK) Ltd.

On May 21, 2008, we entered into a Reorganization and Merger Agreement (“Reorganization and Merger Agreement”) pursuant to which our wholly owned subsidiary, Chinacomm Acquisition, Inc. ("Acquisition Subsidiary”), merged with and into Trussnet Nevada.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued to the prior shareholders of Trussnet Nevada 66,909,088 shares of the Company’s Series A Common Stock and 66,909,088 shares of the Company’s Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,600,000 shares of the Company’s Series A Common Stock held by our shareholders prior to the merger were returned to us and cancelled.

Trussnet Nevada was formed in April of 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm, pursuant to which Trussnet Nevada had the contractual right to acquire a 49% interest in Chinacomm Cayman for $196 million, of which we paid $5 million in 2008 pursuant to a share subscription agreement.  When we were unable to complete the purchase pursuant to the share subscription agreement, TCP acquired the same 49% equity interest in Chinacomm Cayman, pursuant to a substitute subscription agreement.  On March 9, 2009, TCP sold the 49% equity interest in Chinacomm Cayman to us pursuant to an Asset Purchase Agreement, the TCP Note and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provided us with Non-recourse Bridge financing for our acquisition, which for accounting purposes is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman, because the TCP Note is non-recourse except as to the pledged collateral.  As we reduce the principal balance of the TCP Note, TCP will deliver an equal payment(s) totaling (i) $141 million to Chinacomm Cayman, which Chinacomm Cayman will, in turn, use to capitalize Yunji to deploy the Chinacomm Network; and (ii) $50 million to capitalize Trussnet Dalian, which Trussnet Dalian will, in turn, use to purchase equipment to be leased to Yunji to deploy the Chinacomm Network as set forth in the Framework Agreement.  As we reduce the principal balance of the TCP Note, TCP will also release to us shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

Through a series of amendments dated March 5, March 16, April 9 and May 9, 2010, respectively, the maturity date of the TCP Note has been extended until December 31, 2011, the interest rate has been increased from 8% to 10% per annum, we agreed to pay certain extension fees, and TCP has secured the option to accept payment of accrued interest and extension fees in the form of the Company’s Series A Common Stock.

On June 10, 2010, we issued 58,867,119 shares of the Company’s Series A Common Stock to TCP for the payment of $24,488,723 of interest and fees owed to TCP under the Fourth Amendment issued by us to TCP.  We did not receive any proceeds from the share issuance to TCP, as the shares were delivered in satisfaction of obligations owed to TCP.

Acquisition of Perusat S.A.

Our operations in Peru are all conducted through Perusat, S.A., a Peruvian company (“Perusat”).  On April 15, 2009, we acquired 95% of the stock of Perusat through Gulfstream, our wholly owned subsidiary, in exchange for 1 million shares of the Company’s Series A Common Stock (valued at $2.50 per share) and cash in the amount of $275,000.  At the closing, we delivered the share consideration and have received the Perusat shares.  On April 7, 2010, we issued, and the selling shareholders of the Perusat stock accepted, 458,716 shares of the Company’s Series A Common Stock, valued at $0.545 per share (the closing price of our stock as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000.  A final installment of $25,000 was due on or before June 30, 2010.  The installment payment due on June 30, 2010 has not been paid and remains outstanding.

Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Santa, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat was granted a license in the 2.5 GHz spectrum covering these cities, other than Lima and its surrounding metropolitan area.  We believe this license is suitable to deploy a broadband wireless telecommunications network in the licensed area.

Perusat currently represents less than 1% of our total assets.

Agreements with Isaac Organization, Inc.

On February 2010, we entered into a Stock Purchase Agreement (“Isaac Organization SPA”) with Isaac Organization Inc., a Canadian corporation (“Isaac Organization”).  On March 5, 2010, we and Isaac Organization entered into an Amendment to the Isaac Organization SPA (“First Isaac Organization Amendment”).

On May 11, 2010, we and the Isaac Organization entered into an Amended and Restated Stock Purchase Agreement (the “A&R Isaac SPA”).  The A&R Isaac Organization SPA amends and restates the Isaac Organization SPA, as amended, in its entirety. The A&R Isaac Organization SPA provides that the Isaac Organization shall purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac Organization SPA and First Isaac Organization Amendment.  The purchase price is payable by the Isaac Organization in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We must make a funding request for installment payments under the A&R Isaac Organization SPA, which the Isaac Organization must pay within thirty days of the request.  We may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, we are required to issue and deliver to the Isaac Organization the number of shares of the Company’s Series A Common Stock that the dollar amount of the installment bears to $1.50 per share.  As of August 10, 2010, the Isaac Organization has made installment payments totaling $16.8 million pursuant to a number of funding requests by us.

We are also required to issue and deliver to the Isaac Organization for each dollar paid one warrant (“Warrant”) granting the right to acquire one share of the Company’s Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to us for the Warrants is up to $320 million in addition to the purchase price of up to $320 million.  To date, we have not yet issued Isaac Organization any of the Warrants to which Isaac Organization is entitled pursuant to the A&R Isaac SPA.

The Isaac Organization is entitled to issuance of additional shares of the Company’s Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac Organization SPA is otherwise terminated. Upon termination or each calculation date, the number of the Company's Series A Common Stock issued to the Isaac Organization shall bear the same ratio to 49% of the total shares of the Company's Series A Common Stock that the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  We and the Isaac Organization intend to enter into a separate registration rights agreement, pursuant to which shares and Warrants issued to the Isaac Organization may enjoy “piggyback” rights, if we register any of the Company's Series A Common Stock in the future.

We have the right to terminate the Isaac Organization’s rights under the A&R Isaac Organization SPA under two circumstances.  First, if the Isaac Organization fails to pay any installment after a funding request and before expiration of a grace period, we may issue a notice of termination for monetary default, in which event we are entitled to cancel 10% of the Company's Series A Common Stock, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after the Isaac Organization has paid $205 million of the purchase price, we may issue a notice of termination at our option, in which event the Isaac Organization is entitled to receive the Company's Series A Common Stock representing 10% of the sum of: (i) all the Company's Series A Common Stock and Warrant Shares previously issued; and (ii) all of the Company's Series A Common Stock represented by Warrants previously issued to the Isaac Organization that have not been exercised.

The Isaac Organization is entitled to designate two members of our Board of Directors.  As a condition to the execution of the A&R Isaac Organization SPA, we and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

On June 9, 2010, we issued 9,333,334 shares of the Company’s Series A Common Stock to the Isaac Organization under the terms of the A&R Isaac Organization SPA.  The shares of the Company’s Series A Common Stock were issued in exchange for the delivery to date by the Isaac Organization of $14 million toward the total purchase price of $320 million under the A&R Isaac Organization SPA.  We will use the proceeds from the sale of the shares to Isaac Organization for the purposes prescribed in the A&R Isaac Organization SPA.  The Isaac Organization has paid an additional $2.8 million towards the purchase price, for which we have not yet issued any of the Company’s Series A Common Stock to the Isaac Organization.

Memorandum of Understanding with ZTE Corporation.

On August 8, 2010, we entered into a binding memorandum of understanding with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interests in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“MOU”).  Under the terms of the MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operational services and financing for high-speed wireless broadband telecommunications networks we deploy in the PRC, Peru and other markets we enter in the future.  We and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to determine financial viability, execute design concepts, and roll out completed products and solutions, including manufacturing, marketing and sales, all with the goal to expand the reach of wireless broadband access.  ZTE is obligated to treat us as its preferred customer in the supply of equipment, consumer products, operational services, solutions and financing.  ZTE is also obligated to offer us a favorable vendor-financing proposal for each project identified and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The parties to the MOU will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions develop through their joint efforts.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited condensed consolidated financial statements included herein for the period ended June 30, 2010.

Development Stage Company.  We are a development stage company, as defined in Accounting Standards Codification subtopic 915-10 Development Stage Entities.

Revenue Recognition.  We recognize revenue from product sales and services in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) requiring four basic criteria to be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Loss Per Share.  In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2010, we had approximately 3.1 million shares of Series A Common Stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A Common Stock if all debt instruments were converted.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments.  Our derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At June 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of -0-%; annual volatility of 130.57%; risk free interest rate of 0.22%, and recorded non-operating income of $2,240,671 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at June 30, 2010 is $168,345.

Goodwill and Identifiable Intangible Assets.  Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At December 31, 2009, all goodwill is related to the acquisition of Perusat.  In accordance with Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”), goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter or when events indicate that impairment exists.  As required by ASC 305-10, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment, only when events or circumstances indicate the carrying value may be impaired in accordance with Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).

Impairment of Long-Lived Assets.  In accordance with ASC 360-10, we estimate the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

Since our inception, we have incurred accumulated losses of approximately $202 million.  As of June 30, 2010, we had cash of $138,495 and liabilities of approximately $26 million, which are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2010, for the period ended December 31, 2009.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Since our inception through June 30, 2010, we raised approximately $29 million related to an offering of our convertible notes. The notes bear interest of 10% per annum and are either past due or due ninety days after our receipt of a notice of redemption.  In addition, during the six-month period ending June 30, 2010, we received common stock sales and subscriptions totaling $16 million (see description of A&R Isaac Organization SPA below).

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

As discussed above, on May 9, 2010, we and the Isaac Organization entered into the A&R Isaac Organization SPA.  The A&R Isaac Organization SPA provides that the Isaac Organization agrees to purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million which was already paid under the Isaac Organization SPA and the First Isaac Organization Amendment.  Since May 9, 2010, the Isaac Organization has purchased 1,886,667 shares of the Company's Series A Common Stock for aggregate consideration of $2,784,659.

We believe that the funding obligation set forth in the A&R Isaac Organization SPA is sufficient to satisfy the anticipated cash requirements associated with our existing deployment of the Chinacomm Network in China, the Perusat network in Peru and operations through December 31, 2011.  However, in the event the Isaac Organization does not fulfill our funding requests, we will seek alternative sources of financing in order to continue with our deployment of the Chinacomm Network, the Perusat network and operations.  In the event we are unsuccessful in seeking such alterative financing, we may have to curtail our planned deployment and operations.

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

The following table presents a summary of our sources and uses of cash for the period from our inception (April 4, 2008) to June 30, 2010:

Net cash used in operating activities:	$(37,773,553)

Net cash used in investing activities	$(7,677,681)

Net cash provided by financing activities	$45,589,037

Increase in cash and cash equivalents	$138,495

Operating Activities.  The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm Network and the payment of commissions on the convertible notes.

Investing Activities.  The cash used in investment activities consists of our payments of $7.750 million toward the purchase of our interest in Chinacomm Cayman.

Financing Activities.  Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, common stock subscription and advances from shareholders.  The convertible notes matured on December 31, 2008, unless they were extended by signing an amended and restated convertible note.  In that case, the due date is ninety days from the date the Company receives a notice of redemption from the convertible note holder.  The convertible notes have an interest rate of 10% per annum.

Three-month period ended June 30, 2010 as compared to the three month period ended June 30, 2009.

Revenue:

2010	2009
$236,584	$199,238

Our revenue for the three-month period ended June 30, 2010 was based on the acquisition of Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.

Cost of Sales

2010	2009
$159,469	$128,431

Our cost of sales for the three-month period ended June 30, 2010 was $159,469, or 67.4% of sales as compared to $128,431 or 64.5% of sales.

Operating Expenses:

Selling, General and Administrative Expenses:

2010	2009
$29,696,584	$1,792,143

Our selling, general and administrative expenses for the three-month period ended June 30, 2010 were $29,696,584, as compared with $1,792,143 for same period last year, a net increase of $27,904,441.  The net increase is primarily the result of our payment of $27.4 million to extend our option to purchase 49% of Chinacomm Cayman during the three months ended June 30, 2010, with a combination of common stock and cash

Research and Development:

2010	2009
$-	$-

Our research and development costs for the three month period ended June 30, 2010 and 2009 were $-0-, as compared with $-0- for the same period last year.

Gain (loss) on Change in Fair Value of Debt Derivative:

2010	2009
$1,142,180	$(4,663,364)

For the three-month period ended June 30, 2010, we incurred a non-cash gain of $1,142,180 from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008 as compared to a non-cash loss of $4,663,364 for same period last year.

Interest Expense:

2010	2009
$(553,300)	$(4,011,233)

For the three-month period ended June 30, 2010, our interest expense of $553,300 is a reduction of $3,457,933 as compared to last year.  During the three months ended June 30, 2009, we recorded amortization of debt discounts of $3,133,467 compared to $-0- for the current period.  Additionally, we reduced our convertible note primarily through common stock conversions from $27,767,601 at June 30, 2009 to $2,077,073 at June 30, 2010.

Net Loss:

2010	2009
$(29,014,900)	$(10,411,076)

Our net loss of $29,014,900 for the three-month period ended June 30, 2010 is the result of the factors described above.

Six-month period ended June 30, 2010 as compared to the six month period ended June 30, 2009.

Revenue:

2010	2009
$459,403	$199,238

Our revenue for the six-month period ended June 30, 2010 was based on the acquisition of Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.  Six months ended June 30, 2009 includes revenue at acquisition date of April 15, 2009 and forward.

Cost of Sales

2010	2009
$307,544	$128,431

Our cost of sales for the six-month period ended June 30, 2010 was $307,544, or 66.9% of sales as compared to $128,431 or 64.5% of sales.

Operating Expenses:

Selling, General and Administrative Expenses:

2010	2009
$37,881,166	$6,403,951

Our selling, general and administrative expenses for the six-month period ended June 30, 2010 were $37,881,166, as compared with $6,403,951 for same period last year, a net increase of $31,477,215.  The net increase is primarily the result of our payment of $35.4 million to extend our option to purchase 49% of Chinacomm Cayman during the six months ended June 30, 2010, net with a reduction in equity based compensation of $2.6 million

Research and Development:

2010	2009
$-	$9,727,038

Our research and development costs for the six-month period ended June 30, 2010 was $-0-, as compared with $9,727,038 for the same period last year.  This reduction is directly related to our lack of funding to continue deployment of the Chinacomm Network.  We exhausted our credit facility with subcontractors who previously extended credit for their deployment-related services.

Gain (loss) on Change in Fair Value of Debt Derivative:

2010	2009
$2,240,671	$10,023,441

For the six-month period ended June 30, 2010, we incurred a non-cash gain of $2,240,671 from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008 as compared to a non-cash gain of $10,023,441 for same period last year.

Interest Expense:

2010	2009
$796,762	$7,985,673

For the six-month period ended June 30, 2010, our interest expense of $796,762 is a reduction of $7,188,911 as compared to last year.  During the six months ended June 30, 2009, we recorded amortization of debt discounts of $6,232,500 compared to $-0- for the current period.  Additionally, we reduced our convertible note primarily through common stock conversions from $27,767,601 at June 30, 2009 to $2,077,073 at June 30, 2010.

Net Loss:

2010	2009
$(36,283,775)	$(14,037,557)

Our net loss of $36,283,775 for the six-month period ended June 30, 2010 is the result of the factors described above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, the Company did not hold any market risk sensitive instruments.

If the Company is successful at generating revenue relating to the Chinacomm Network, those revenues will be denominated in RMB.  As more particularly set forth in the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009, the Company will then have exposure to changes in dollar/RMB and exchange rates which could be material to the Company’s business.  The revenues realized from the Company’s investment in Perusat will be denominated in Peruvian Nuevo Sol.  As a result, similar exposure to exchange rate fluctuations in the dollar/Nuevo Sol exchange rate could also be material to the Company’s business.

ITEM 4(T).	CONTROLS AND PROCEDURES.

4a.   Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010, the end of the fiscal period covered by this Quarterly Report.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2009 (described in our restated financial statements filed in our Amended Annual Report on  June 29, 2010) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

4b. Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material developments in any of the pending litigation against the Company since we filed the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six-month period ended June 30, 2010, the Company issued an aggregate of 15,726,555 shares of the Company’s Series A Common Stock in exchange for $8,748,563 of convertible notes and related accrued interest.  This sale of the Company’s Series A Common Stock resulted in a reduction of debt of the Company.

On April 7, 2010, the Company issued a total of 3,923,826 shares of the Company’s Series A Common Stock to a total of eighteen vendors and independent contractors for services rendered to the Company through March 15, 2010.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On April 21, 2010, the Company issued 22,727,272 shares of the Company’s Series A Common Stock to Trussnet Delaware, for the payment of $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary, Trussnet Nevada, under the Agreement for Professional Services dated April 10, 2008 between Trussnet Nevada and Trussnet Delaware (‘Professional Services Agreement”).  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On May 3, 2010, the Company issued an additional 864,794 shares of our Series A Common Stock to a total of eight additional vendors and independent contractors for services rendered to the Company through April 30, 2010.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On May 5, 2010, the Company issued an additional 29,069,767 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million ($20 million total as of May 5, 2010) of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary, Trussnet Nevada, pursuant to the Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On June 9, 2010, the Company issued 9,333,334 shares of the Company’s Series A common stock to Isaac Organization under the terms of the A&R Isaac Organization SPA.  The shares of the Company’s Series A common stock were issued in exchange for the delivery to date by Isaac Organization of $14 million toward the total purchase price of $320 million under the A&R Isaac Organization SPA.  The proceeds from this sale of the Company’s Series A Common Stock were used by the Company to make payments to the TCP note, increase our investment in Chinacomm Cayman, and pay general operating expenses.

On June 10, 2010, the Company issued 58,867,119 shares of the Company’s Series A Common Stock to TCP to maintain the Company’s option to acquire 49% of ChinaComm Cayman. This sale of the Company’s Series A Common Stock resulted in a reduction of the Company’s obligation on the TCP Note.

On June 11, 2010, the Company issued an additional 21,179,986 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million ($30 million total as of June 11, 2010) of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to our wholly owned subsidiary, Trussnet Nevada, pursuant to the Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of the accounts payable of the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2010, the Company is in default on payment of the principal and interest on approximately $2.1 million of our convertible notes and amended and restated convertible notes.  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

On July 8, 2010, the Company filed a current report on Form 8-K with the SEC that on June 28, 2010 the Company dismissed Mendoza Berger & Company, L.L.P. (“Mendoza”) as the Registrant’s independent registered public accounting firm.  The decision to dismiss Mendoza as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors and determined to be in the Company’s best interest.  In addition, on June 28, 2010, the Company reported that it has engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010.  The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors and determined to be in the Company’s best interest.

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

Dated: August 13, 2010	CHINA TEL GROUP, INC.

	By:	/s/ George Alvarez
George Alvarez
Chief Executive Officer