Form 10-Q
period 2010-09-30
China Tel Group Inc
filed 2010-11-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2010 the registrant had 412,586,703 shares of its Series A common stock outstanding with a par value of $0.001 (“Series A Common Stock”) and 66,909,088 shares of its Series B common stock outstanding with a par value of $0.001 (“Series B Common Stock”).

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Loss for the three and nine-months ended September 30, 2010 and 2009 and from April 4, 2008 (date of inception) through September 30, 2010 (unaudited)	4

	Condensed Consolidated Statement of Deficit for the nine-months ended September 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2010 and 2009 and from April 4, 2008 (date of inception) through September 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4(T).	Controls and Procedures	46

PART II.	OTHER INFORMATION	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Removed and Reserved	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

PART II – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$35,759	$54,208
Accounts receivable, net of provision for bad debts of $13,095 and $4,695, respectively	154,963	72,673
Accounts receivable, other	39,974	11,574
Inventory	1,523	1,258
Prepaid expenses	185,447	153,210
Total current assets	417,666	292,923

Property, plant and equipment, net of accumulated depreciation of $1,455,207 and $1,313,635 as of September 30, 2010 and December 31, 2009, respectively	492,818	556,345

Other assets:
Deposits	8,858	-
Intangible assets, net of accumulated amortization of $247,752 and $148,971 as of September 30, 2010 and December 31, 2009, respectively	30,545	32,981
Investments, at cost	7,750,000	5,000,000
Total other assets	7,789,403	5,032,981

Total assets	$8,699,887	$5,882,249

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,542,239	$53,403,042
Unearned revenue	5,577	20,151
Line of credit	-	91,429
Advances from shareholders	1,166,097	372,867
Notes payable, related party	475,000	1,050,000
Notes payable	351,365	323,317
Notes payable, other	2,025,000	2,025,000
Convertible debentures	2,077,073	9,358,158
Derivative liability	132,796	2,409,016
Total current liabilities	9,775,147	69,052,980

Long term liabilities:
Mandatory redeemable Series B common stock	66,909	66,909
Total liabilities	9,842,056	69,119,889

Deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 410,717,983 and 230,611,717 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	410,718	230,612
Common stock subscribed	3,089,659	-
Additional paid in capital	198,995,718	101,902,351
Accumulated deficit	(203,561,660)	(165,361,145)
Accumulated other comprehensive income (loss)	(26,791)	14,389
Total China Tel Group, Inc.'s deficit	(1,092,356)	(63,213,793)
Non controlling interest	(49,813)	(23,847)
Total deficit	(1,142,169)	(63,237,640)

Total liabilities and deficit	$8,699,887	$5,882,249

The accompanying notes are an integral part of these unaudited condensed  consolidated financial statements

CHINA TEL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(a development stage company)
(unaudited)

					From April 4, 2008
					(date of inception) Through
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUE	$270,298	$258,528	$729,701	$457,766	$1,387,577
Cost of sales	209,876	235,816	517,420	364,247	1,039,139
Gross profit	60,422	22,712	212,281	93,519	348,438

OPERATING EXPENSES:
Selling, general and administrative expenses	1,736,455	18,801,147	5,228,900	25,205,098	67,950,491
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	101,000		34,489,721	-	34,489,721
Impairment loss	-	-	-	-	1,008,290
Depreciation and amortization	87,143	41,476	120,871	58,880	192,081
Research and development costs	-	30,000	-	9,757,038	61,585,210
Total operating expenses	1,924,598	18,872,623	39,839,492	35,021,016	165,225,793

Loss from operations	(1,864,176)	(18,849,911)	(39,627,211)	(34,927,497)	(164,877,355)

OTHER INCOME (EXPENSES):
Other income (expenses)	(57)	(36,120)	79	(36,907)	(109,942)
Gain on settlement of debt	-	-	-	-	1,076,189
Gain on foreign currency transactions- net	289	25,967	23,033	25,967	82,168
Loss on investments, related party	-	-	-	-	(6,636,410)
Gain on change in fair value of debt derivative	35,549	11,997,895	2,276,220	22,021,336	13,950,590
Interest expense- net	(101,840)	(5,436,200)	(898,602)	(13,421,873)	(46,746,642)

Loss before provision for income taxes	(1,930,235)	(12,298,369)	(38,226,481)	(26,338,974)	(203,261,402)

Income taxes	-	-	-	-	-

Net (Loss)	(1,930,235)	(12,298,369)	(38,226,481)	(26,338,974)	(203,261,402)

Net loss attributable to non controlling interest	13,495	3,142	25,966	3,142	49,813

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(1,916,740)	$(12,295,227)	$(38,200,515)	$(26,335,832)	$(203,211,589)

Net loss per common share (basic and fully diluted)	$(0.00)	$(0.10)	$(0.12)	$(0.25)	$(1.22)
Weighted average number of shares outstanding, basic and fully diluted	400,654,614	125,166,675	307,844,731	105,894,140	166,670,849

Comprehensive Loss:
Net Loss	$(1,930,235)	$(12,298,369)	$(38,226,481)	$(26,338,974)	$(203,261,402)
Foreign currency translation (loss) gain	(63,875)	30,044	(41,180)	30,044	(35,480)

Comprehensive Loss:	(1,994,110)	(12,268,325)	(38,267,661)	(26,308,930)	(203,296,882)
Comprehensive loss attributable to the non controlling interest	13,495	3,142	25,966	3,142	24,312
Comprehensive loss attributable to China Tel Group, Inc.	$(1,980,615)	$(12,265,183)	$(38,241,695)	$(26,305,788)	$(203,272,570)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
 CONDENSED CONSOLIDATED STATEMENT OF  DEFICIT
FOR THE NINE MONTHS ENDED THROUGH SEPTEMBER 30, 2010
(unaudited)

	Preferred stock		Common stock		Common	Additional	Other		Non
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, January 1, 2010	-	$-	230,611,717	$230,612	$-	$101,902,351	$14,389	$(165,361,145)	$(23,847)	$(63,237,640)
Issuance of Series A common stock in February 2010 in exchange for convertible debentures and related interest	-	-	29,101	29	-	27,617	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,995,000	-	-	-	-	7,995,000
Common stock issued in April 2010 in exchange for services rendered	-	-	2,316,481	2,316	-	1,267,134	-	-	-	1,269,450
Common stock issued in April 2010 in exchange for expenses incurred	-	-	1,148,628	1,149	-	624,854	-	-	-	626,003
Common stock issued in April 2010 in settlement of note payable	-	-	458,716	459	-	249,541	-	-	-	250,000
Common stock issued in April 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	22,727,272	22,727	-	9,977,273	-	-	-	10,000,000
Common stock issued in May 2010 in exchange for services rendered	-	-	668,953	669	-	363,910	-	-	-	364,579
Common stock issued in May 2010 in exchange for expenses incurred	-	-	195,841	196	-	106,537	-	-	-	106,733
Common stock issued in May 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	29,069,767	29,070	-	9,970,930	-	-	-	10,000,000
Sale of common stock	-	-	9,333,334	9,333	(4,905,341)	13,990,667				9,094,659
Common stock issued in June 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	21,179,986	21,180	-	9,978,820	-	-	-	10,000,000
Common stock issued in June 2010 as payment for investment holding costs	-	-	58,867,119	58,867	-	24,429,854	-	-	-	24,488,721
Common stock issued in June 2010 in exchange for convertible debentures and related interest	-	-	15,697,454	15,697	-	8,705,220	-	-	-	8,720,917
Common stock issued in July 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	10,526,316	10,526	-	9,989,474	-	-	-	10,000,000
Common stock issued in September 2010 in exchange for services rendered	-	-	500,000	500	-	126,951	-	-	-	127,451
Common stock issued in September 2010 in settlement of accounts payable due to Trussnet Delaware	-	-	7,387,298	7,388	-	7,010,545	-	-	-	7,017,933
Equity based compensation	-	-	-	-	-	274,040	-	-	-	274,040
Foreign currency translation gain	-	-	-	-	-	-	(41,180)	-	-	(41,180)
Net loss	-	-	-	-	-	-	-	(38,200,515)	(25,966)	(38,226,481)
Balance, September 30, 2010	-	$-	410,717,983	$410,718	$3,089,659	$198,995,718	$(26,791)	$(203,561,660)	$(49,813)	$(1,142,169)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From April 4, 2008
			(date of inception)
	Nine months ended September 30,		Through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,226,481)	$(26,338,974)	$(203,261,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,871	58,880	191,144
Amortization of financing costs	-	2,614,695	3,871,802
Accretion of convertible debt	-	10,998,175	14,083,386
Impairment of goodwill	-	-	1,008,290
Gain on settlement of debt	-	-	(1,076,189)
Gain on change in fair value of debt derivative	(2,276,220)	(22,021,336)	(13,950,590)
Common stock issued for payment of interest	618,022	-	618,022
Common stock issued for acquisition option of ChinaComm Cayman	24,488,721	-	24,488,721
Common stock issued in settlement of expenses	138,584	-	138,584
Common stock issued in exchange for services	853,209	20,653,684	47,561,442
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
(Increase) decrease in:
Accounts receivable	(110,690)	60,549	(36,467)
Note receivable	-	124,107	-
Inventory	(265)	(3,881)	2,289
Prepaid expenses	(32,237)	(27,110)	(48,573)
Deposits	(8,858)	-	(8,858)
Increase (decrease) in:
Accounts payable and accrued liabilities	(278,309)	12,921,505	60,030,265
Unearned revenue	(14,574)	(11,810)	(29,273)
Net cash used in operating activities	(14,728,227)	(971,516)	(39,356,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	19,419	19,419
Proceeds received in connection with reverse merger	-	-	55,404
Acquisition of property, plant and equipment	(2,995)	-	(2,995)
Investment in Chinacomm	(2,750,000)	-	(7,750,000)
Net cash provided by (used in) investing activities	(2,752,995)	19,419	(7,678,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	17,089,659	-	17,089,659
Proceeds from advances from shareholders	793,230	231,471	1,166,097
Payments on line of credit	(91,429)	-	(141,593)
Proceeds (payments) made to notes payable	168,472	(41,902)	64,000
(Payments) proceeds from notes payable, related party	(465,424)	775,000	309,576
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	17,494,508	964,569	47,080,710

Effect of currency rate change on cash	(31,735)	(929)	(10,359)

Net (decrease) increase in cash	(18,449)	11,543	35,759

Cash, beginning of the period	54,208	6,578	-
Cash, end of the period	$35,759	$18,121	$35,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$46,768	$-	$94,826
Cash paid during the period for taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt, accounts payable and accrued expenses	$78,487,954	$14,010,122	$105,090,526
Common stock issued for services rendered	$853,209	$20,653,684	$47,561,442
Common stock and notes payable issued for acquisition of Perusat S. A.	$-	$705,000	$705,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of China Tel Group, Inc. (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (”GAAP”) for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2010.

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

The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities.  Its efforts have been principally devoted to developing a broadband wireless telecommunications network in several cities in the Peoples Republic of China (“PRC”).  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through September 30, 2010, the Company has accumulated losses of $203,561,660.  (Reference in this report to “Since the Company’s inception” refers to April 4, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this report.)

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The consent of 80% of the issued and outstanding shares of the Company’s Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of the Company’s Series B Common Stock, except for any proxies granted to George Alvarez relating to the Company’s Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends with voting rights in all matters in which shareholders have a right to vote at ten votes per each share of Series B Common Stock.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of September 30, 2010 and December 31, 2009, the Company had unearned revenue of $5,577 and $20,151, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, we adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at September 30, 2010 and December 31, 2009 was $13,095 and $4,695, respectively.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2006, the FASB issued ASC 740-10 (“ASC 740-10”), “Uncertainty in Income Taxes”. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10, as required.  As a result of implementing ASC 740-10, there has been no adjustment to the Company’s consolidated financial statements, and the adoption of ASC 740-10 did not have a material effect on the Company’s consolidated financial statements for the nine months ended September 30, 2010 and 2009.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Functional Currency Translation

In accordance with ASC Topic 830 formerly SFAS No. 52, "Foreign Currency Translation", the financial statements of subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities have been translated at period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries' financial statements are included in other comprehensive income.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of September 30, 2010, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products, and services are expensed in the period incurred.  The Company incurred research and development expenses of $-0-, $9,757,038 and $61,585,210 for the nine month periods ended September 30, 2010 and 2009; and from the period from April 4, 2008 (date of inception) through September 30, 2010, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company entered into a Framework Agreement (“Framework Agreement”) and a share subscription agreement whereby the Company, through its subsidiary, Gulfstream, agreed to acquire a 49% interest in Chinacomm Limited, a Cayman Island corporation (“Chinacomm Cayman”) for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  During 2009, these agreements were restructured such that the Company has acquired from Trussnet Capital Partners (HK) Ltd. (“TCP”) an option to acquire up to a 49% interest in Chinacomm Cayman pursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009 (“TCP Note.”)  See Note 6 for a complete discussion of this agreement.  During the nine month period ended September 30, 2010, the Company paid an additional $2,750,000 to Chinacomm Cayman.

During the nine months ended September 30, 2010, the Company did not evaluate for impairment the fair value of the above cost-method investment, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

Reliance on Personnel and Consultants

The Company is heavily dependent on the continued active participation of its current executive officers, employees, and consultants.  The loss of any of its current executive officers, employees or consultants could significantly and negatively impact the business, until adequate replacements can be identified and put in place.  The Company places heavy reliance on consultants to enable it to meet its contractual commitments in connection with the deployment of a broadband wireless telecommunications network in 29 of the largest cities in the PRC and initially 7 cities in Peru.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this update are effective as of the announcement date of March 18, 2010.  The Company's adoption of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company's adoption of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss attributable to China Tel Group of $38,200,515 for the nine month period ended September 30, 2010 and cumulative losses since inception (April 4, 2008) of $203,561,660.  In addition, the Company has negative working capital of $9,357,481 as of September 30, 2010 and a total deficit of $1,142,169.

In addition, the Company has incurred obligations of $191 million relating to the acquisition of our 49% interest in Chinacomm Cayman.  Accordingly, the Company requires substantial additional capital to finance our planned business operations and expects to incur operating losses in future periods due to the expense of deploying a 3.5GHz broadband telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the PRC ("Chinacomm Network") for and with CECT-Chinacomm Communications Co. Ltd., a PRC company (together with its subsidiaries and affiliates, "Chinacomm."). The Company also has not realized material revenue since inception and cannot assure you that it will be successful in generating revenues in the future.

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE-OTHER

Accounts receivable, at September 30, 2010 and December 31, 2009, respectively, are comprised of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Advances	$24,199	$3,955
Deposits	15,775	7,619
	$39,974	$11,574

NOTE 4 – PREPAID EXPENSES

Prepaid expenses at September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Prepaid taxes	$144,322	$104,793
Prepaid payroll taxes	-	43,274
Deferred charges	38,367	231
Other prepaid expenses	2,758	4,912
	$185,447	$153,210

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs are amortized ratably over a 13.5-month period in conjunction with the related convertible notes.

During the three and nine months ended September 30, 2010, the Company charged $-0- to current period operations. During the three and nine months ended September 30, 2009, the Company charged $1,026,057 and $2,614,685, respectively, to the period's operations.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 6 – INVESTMENTS

In 2008, the Company paid Chinacomm $5 million towards a $196 million purchase price to acquire 49% of the authorized shares of Chinacomm Cayman, as provided in the Framework Agreement and share subscription agreement.  When the Company was unable to complete the purchase, TCP acquired the Company’s right to the same 49% interest in Chinacomm Cayman.  On March 9, 2009, TCP sold the 49% interest in Chinacomm Cayman to the Company under an Asset Purchase Agreement, the TCP Note and a pledge of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  TCP, of which the Company’s president, Tay Yong Lee (“Colin Tay”) is the principal stockholder, effectively provided the Company with non-recourse bridge financing for its acquisition.  The TCP Note bore interest of 8% per annum, had a due date of March 9, 2010, and was non-recourse, except for the pledged collateral.  Upon each payment the Company makes in reduction of the principal balance of the TCP Note, TCP will: (i) deliver an equal payment(s) totaling $141 million to Chinacomm Cayman, which Chinacomm Cayman will, in turn, use to capitalize Yunji Communications Technology (China) Co., Ltd. (“Yunji”) to deploy the Chinacomm Network and $50 million to capitalize Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), which Trussnet Dalian will, in turn, use to purchase equipment to be leased to Yunji to deploy the Chinacomm Network as set forth in the Framework Agreement; and (ii) release to the Company from the pledged shares of Chinacomm Cayman stock the same proportion of the total shares that the reduction of the principal balance bears to the total principal balance.

Since the TCP Note is non-recourse and is secured only by the shares of Chinacomm Cayman, the Company recorded the initial payment of $5 million as an investment and the $191 million note as an option to acquire up to 49% of Chinacomm Cayman upon payment of the TCP Note and accrued interest.  Therefore the investment in Chinacomm Cayman is recorded at the initial cash payment of $5 million and a subsequent cash payment of $2,750,000 during the nine month period ended September 30, 2010 (total $7,750,000).

The TCP Note was amended pursuant to a First Amendment to Promissory Note, effective as of March 5, 2010 (“First Amendment”), a Second Amendment to Promissory Note, effective as of March 16, 2010 (“Second Amendment”) and a Third Amendment to Promissory Note, effective as of April 9, 2010 (“Third Amendment”).

On May 9, 2010, the Company and TCP executed a Fourth Amendment to Promissory Note (“Fourth Amendment”).  Except as restated in the Fourth Amendment, the First Amendment, Second Amendment and Third Amendment are of no further force and effect.  The Fourth Amendment increased the interest rate of the TCP Note from 8% per annum to 10% per annum effective March 9, 2010. The maturity date of the TCP Note was extended to December 31, 2011 in exchange for an extension fee of 4% per annum on the principal balance of the TCP Note. TCP is entitled to accept any or all of the interest accrued and/or extension fees incurred pursuant to the TCP Note in the form of shares of the Company’s Series A Common Stock issued at a price per share of the lesser of: (i) $0.95; or (ii) 80% of the volume weighted average of the closing bid price for the Company’s Series A Common Stock on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the date TCP delivers a written election to receive such payment in the form of the Company’s Series A Common Stock.  TCP has elected to receive the Company’s Series A Common Stock for the difference between the total amount due under the TCP Note, including accrued interest and extension fees through May 8, 2010, and the original $191 million principal balance of the TCP Note.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 6 – INVESTMENT (continued)

The Company agreed to make cash payments towards its contract to acquire 49% of the shares of Chinacomm Cayman in order to reduce the principal balance due under the TCP Note.

Carrying value of the investment:

	September 30, 2010 (unaudited)	December 31, 2009
Carrying value of the investment	$7,750,000	$5,000,000

As of September 30, 2010, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.

During the nine month period ended September 30, 2010, the Company paid an aggregate of $10.9 million cash and 58,867,119 shares of the Company’s Series A Common Stock, valued at $24,488,721, to continue to maintain the right to acquire 49% interest in Chinacomm Cayman.  The payments were made to TCP for interest on the TCP Note.  The payments are recorded as extension fees payable to TCP and are included in the operating expenses.

During the nine months ended September 30, 2010, the Company did not evaluate for impairment the fair value of the above cost-method investment, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three and nine month periods ended September 30, 2010, the Company recorded amortization of $5,858 and $15,196, respectively, as a charge to current period operations.

For the three and nine months ended September 30, 2009; the Company recorded amortization of $6,544 and $10,235, respectively, as a charge to current period operations.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Accounts payable and accrued compensation	$2,439,250	$3,541,622
Accounts payable due to Trussnet Delaware	-	48,147,910
Accrued interest on indebtedness	1,046,793	1,676,536
Court ordered litigation expenses	56,196	36,974
	$3,542,239	$53,403,042

NOTE 9 – CONVERTIBLE NOTES

Convertible notes as of September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010 (unaudited)	December 31, 2009
10% Convertible Note Purchase Agreements were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s Series A Common Stock at a rate of $0.95 per share. The Company is currently in default.	$1,736,500	$6,801,500

10% Amended and Restated Convertible Note Purchase Agreements were due and payable were due December 31, 2009, with interest payable at maturity. The Amended and Restated Convertible Notes are convertible into the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	340,573	2,556,658

Total	2,077,073	9,358,158
Less current maturities	(2,077,073)	(9,358,158)
Long term portion	$0	$0

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES (continued)

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

Since the Company’s date of inception through September 30, 2010, the Company amortized $41,144,373 as interest expense.   For the three and nine month periods ended September 30, 2010, the amortization was $-0-. For the three and nine month periods ended September 30, 2009, the amortization was $4,765,674.and $10,998,175, respectively.

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

During the nine month period ended September 30, 2010, the Company issued an aggregate of 15,726,555 shares of the Company’s Series A Common Stock, valued at $8,748,563 in exchange for settlement of convertible debentures, previously accrued interest and current period interest expenses of $7,281,085, $849,456 and $618,022, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 10 – NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 were comprised of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$89,086	139,114
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment (currently in default)	-	2,760
Note payable, due 08/12/2008 (currently in default)	65,143	140,424
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	47,667	41,019
Note payable, due 8/4/10, unsecured; interest at 12% per annum (currently in default)	149,469	-

Total	351,365	323,317
Less current maturities	(351,365)	(323,317)
Long term portion	$-	$-

NOTE 11 – NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Note Purchase Agreements currently in default.  The judgments are accruing interest at rates between 3.6% to 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $2,460,939 and $2,403,835 as of September 30, 2010 and December 31, 2009, respectively.  The principal balance of the three judgments totaled $2,025,000 as of September 30, 2010 and December 31, 2009.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At September 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 123.2% and risk free interest rate of 0.19% and recorded non-operating income of $2,276,220 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2010 and December 31, 2009 is $132,796 and $2,409,016, respectively.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 13 – NON CONTROLLING INTEREST

Acquisition of Perusat

On April 15, 2009, the Company acquired a 95% interest in Perusat organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to September 30, 2010:

Balance as of April 15, 2009 (date of acquisition) (negative)	$-
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2009	(23,847)
Balance as of December 31, 2009	(23,847)
Period loss applicable to non-controlling interest for the nine month period ended September 30, 2010	(25,966)
Balance as of September 30, 2010	$(49,813)

NOTE 14 – MANDATORY REDEEMABLE SERIES B COMMON STOCK

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

Transferability

The consent of 80% of the issued and outstanding shares of the Company’s Series B Common Stock shareholders is required in order to sell, assign or transfer any shares of the Company’s Series B Common Stock to any third party, or to grant proxies or voting rights with respect to shares of the Company’s Series B Common Stock, except for any proxies granted to George Alvarez relating to the Company’s Series B Common Stock.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 14 – MANDATORY REDEEMABLE SERIES B COMMON STOCK (continued)

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at September 30, 2010 and December 31, 2009 was $66,909.

NOTE 15 – STOCKHOLDERS EQUITY

The Company is authorized to issue 500 million shares of Series A Common Stock.  As of September 30, 2010, there were 410,717,983 shares issued and outstanding.

Private Placement:

On February 9, 2010, the Company and Isaac Organization Inc., a Canadian corporation (“Isaac”), entered into a Stock Purchase Agreement (“Isaac SPA”).   On March 5, 2010, the Company and Isaac entered into an Amendment to the Isaac SPA (“First Amended Isaac SPA”).  The First Amended Isaac SPA provides that the number of shares of the Company’s Series A Common Stock to be purchased by Isaac be increased from 53,199,934 (representing 12% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price is increased from $160 million to $320 million.  The installment dates and amounts are amended such that, in addition to $1 million paid at closing on February 9, 2010, $10 million was to be paid at the execution of the First Amended Isaac SPA and has been received in full; $20 million was due on or before March 31, 2010; $129 million was due on or before June 1, 2010; $80 million was due on or before September 30, 2010; and $80 million was due on or before December 31, 2010.  The number of shares Isaac is prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due, is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, Isaac withheld making the $20 million installment payment called for under the First Amended Isaac SPA, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”) to make a $239 million installment payment due on March 31, 2010 pursuant to Excel’s stock purchase agreement with the Company, as amended.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 15 – STOCKHOLDERS EQUITY (continued)

On May 11, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (the “A&R Isaac SPA”).  The A&R Isaac SPA amends and restates the Isaac SPA, as amended, in its entirety. The A&R Isaac SPA provides that Isaac shall purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and the First Amended Isaac SPA.  The purchase price is payable by Isaac in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within thirty days of the request.  We may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, we are required to issue and deliver to Isaac the number of shares of Series A Common Stock that the dollar amount of the installment bears to $1.50 per share.

The Company is also required to issue and deliver to Isaac for each dollar paid one warrant (“Warrant”) granting the right to acquire one shares of Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to the Company for the Warrants is up to $320 million in addition to the purchase price of up to $320 million.

Isaac is entitled to issuance of additional shares of the Company's Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated. Upon termination of each calculation date, the number of the Company's Series A Common Stock issued to Isaac shall bear the same ratio to 49% of the total shares of the Company's Series A Common Stock the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and Isaac intend to enter into a separate registration rights agreement, pursuant to which shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any of its shares of the Company's Series A Common Stock in the future.

The Company has the right to terminate Isaac's rights under the A&R Isaac SPA under two circumstances.  First, if Isaac fails to pay any installment after a funding request and before expiration of a grace period, the Company may issue a notice of termination for monetary default, in which event the Company is entitled to cancel 10% of the Company's Series A Common Stock, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac has paid $205 million of the purchase price, the Company may issue a notice of termination at the Company's option, in which event Isaac is entitled to receive the Company's Series A Common Stock representing 10% of the sum of: (i) all the Company's Series A Common Stock and Warrant Shares previously issued; and (ii) all of the Company's Series A Common Stock represented by Warrants previously issued to Isaac that have not been exercised.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 15 – STOCKHOLDERS EQUITY (continued)

Isaac is entitled to designate two members of our Board of Directors.  As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

On June 9, 2010, the Company issued 9,333,334 shares of the Company’s Series A common stock to Isaac under the terms of the A&R Isaac SPA.  The shares of the Company’s Series A common stock were issued in exchange for the delivery to date by Isaac of $14 million toward the total purchase price of $320 million under the A&R Isaac SPA.  The Company will use the proceeds from the sale of the shares to Isaac for the purposes prescribed in the A&R Isaac SPA.

Common Stock Subscribed:

The Company has received from Isaac approximately $3.1 million under the A&R Isaac SPA. Accordingly, Isaac is entitled to approximately 2.1 million additional shares of the Company's Series A Common Stock.

Stock Issuances during the nine months ended September 30, 2010 were as follows:

During the nine month period ended September 30 2010, the Company received $17,089,659 of cash proceeds related to the sale of 11,393,106 shares of the Company’s Series A Common Stock at a $1.50 per share.   As of September 30, 2010, the Company had issued 9,333,334 shares of the Company’s Series A Common Stock, with the remaining 2,059,772 shares outstanding as a common stock subscription.

During the nine month period ended September 30 2010, the Company issued an aggregate of 15,726,555 shares of Series A Common Stock valued at $8,748,563 in exchange for settlement of convertible debentures, previously  accrued interest and current period interest expenses of $7,281,085, $849,456 and $618,022, respectively.

During the nine month period ended September 30, 2010, the Company issued an aggregate of 4,829,903 shares of Series A Common Stock valued at $2,494,215 in exchange for settlement of previously accrued services and current period expenses of $1,903,913 and $590,302, respectively

During the nine month period ended September 30, 2010, the Company issued an aggregate of 90,890,639 shares of Series A Common Stock to Trussnet Delaware in exchange for settlement of outstanding accounts payable totaling approximately $47.0 million.

During the nine month period ended September 30, 2010, the Company issued 458,716 shares of Series A Common Stock in exchange for $250,000 of an outstanding note payable in connection with the acquisition of Perusat.

During the nine month period ended September 30, 2010, the Company issued an aggregate of 58,867,119 shares of the Company’s Series A Common Stock to TCP valued at $24,488,721, to continue to maintain the right to acquire 49% interest in Chinacomm Cayman.  See Note 6 above.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 16 – WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were in connection with the sale of our common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	7,000,000	2.50	$1.00	7,000,000	$1.00
$1.00	9,094,659	2.75	$1.00	9,094,659	$1.00
$1.00	995,000	3.00	$1.00	995,000	$1.00
	17,089,659	2.64	$1.00	17,089,659	$1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010
Issued	17,089,659	$1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2010	17,089,659	$1.00

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	September 30, 2010 (unaudited)	December 31, 2009
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$25,000	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	50,000	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$475,000	$1,050,000

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 17 – RELATED PARTY TRANSACTIONS

On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Professional Services Agreement”).  Among other things, the First Amendment to Professional Services Agreement requires Trussnet Nevada to commence paying for the services Trussnet Delaware provided to the Company in connection with the Chinacomm Network at the rate of $10 million per month, until the outstanding obligation is paid in full.  As of September 30, 2010, the Company has paid to Trussnet Delaware $47 million due and owing to Trussnet Delaware by Trussnet Nevada through issuance of the Company’s Series A Common Stock.  Thus far, the Company has issued to Trussnet Delaware 90,890,639 shares of the Company’s Series A Common Stock in lieu of a $47 million cash payment.  This Series A Common Stock was calculated in accordance with the terms and conditions of the First Amendment to Professional Services Agreement, which calculates the number of shares of the Company’s Series A Common Stock to be based on the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price on the OTCBB for the previous ten days prior to the election to accept the Company’s Series A Common Stock in lieu of cash.

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

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both the Company’s restricted Series A Common Stock and Series A Common Stock registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  Through Isaac, Antonios Isaac has agreed to purchase up to 49% of the Company’s Series A Common Stock, along with a warrant for every dollar he pays towards the purchase price of the Series A Common Stock Isaac is purchasing from the Company.  (See Note 15- for further disclosure related to transactions with Isaac )

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fisher (“Fisher”) naming the Company as a defendant in the United Stated District Court for the Central District of California, Case No. CV09-3682 VBF PWJx.  The complaint alleges a claim for breach of contract relating to the Company’s default under a Convertible Note Purchase Agreement between the Company and Fisher.  The complaint requests damages of $1 million plus interest and costs.  The Company responded to the complaint.  A judgment has been entered in this action in favor of Fisher in the amount of $1 million plus interest, attorneys’ fees and court costs.  The Company intends to pay the judgment entered in favor of Mr. Fisher as soon as funds are available to do so.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note Purchase Agreement between the Company and Gomez.  The complaint seeks damages in amount of $525,000 plus interest, attorneys’ fees and court costs.  The Company responded to the complaint and then entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest, attorneys’ fees and costs against the Company.  The Company intends to satisfy the amounts owed under the judgment as soon as funds are available to do so.

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note Purchase Agreement between the Company and Perezcalva.  The complaint seeks damages in amount of $500,000 plus interest, attorneys’ fees and court costs.  The Company responded to the complaint and then entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest, attorneys’ fees and costs against the Company.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES (continued)

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

Agreements

On August 5, 2010, Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of a nationwide wireless broadband telecommunications network in Peru.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1, to provide geographic coverage in the 7 cities where Perusat currently holds licenses.  The value of the purchase orders is $3,333,674.54 for infrastructure equipment, $2,350,400 for terminal equipment for resale to Perusat’s subscribers and $1,301,111 for engineering and other services, including network design and optimization, equipment installation, training of Perusat Personnel, network operation management for two years, and equipment warranty and spare parts for two years.  The contracts will become effective upon removal of a mutual contingency for Perusat to receive confirmation from the Peru Ministry of Transportation and Communication for extension of Perusat’s existing licenses and concessions.

On September 27, 2010, ChinaTel entered into a binding memorandum of understanding (“GBNC MOU”) with Golden Bridge Network Communications (“GBNC”), a PRC based company with assets including licenses to provide wireless broadband services using 3.5GHz radio frequency licenses in two cities, with rights to apply for additional licenses in seven other cities.  The GBNC MOU contemplates the parties will establish a series of entities with interlocking ownership into which GBNC will transfer an ownership interest in its licenses.  ChinaTel’s contribution to the venture consists of the obligation to finance all capital expenditures, operating expenses and other negative cash flow of the venture.  The GBNC MOU provides that the parties respective equity ownership interests in the entities comprising the venture will be negotiated in a framework agreement, but that they will have equal representation on each entity’s board of directors and joint signature on all bank accounts.  As of the date of this report, the parties are negotiating a definitive subscription and shareholder agreement contemplated by the GBNC MOU.

NOTE 19 – FAIR VALUE MEASUREMENT

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the as sets or liabilities.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 19 – FAIR VALUE MEASUREMENT (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$-	$-	$132,796	$132,796

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,409,016
Gain in change in fair value	(2,276,220)
Ending balance as of September 30, 2010	$132,796

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

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 20 – SUBSEQUENT EVENTS

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District court for the Southern District of California (“Action”).  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Perezcalva and seeks damages in the amount of $500,000 plus accrued interest at the rate of 10% per annum, attorneys’ fees and court costs.  The Company entered into a Stipulation for Entry of Judgment agreeing to pay Perezcalva the amount of his claims.  Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Action (“Settlement Agreement”).  The Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva the Company’s Series A Common Stock.  The price per share is equal to the volume-weighted average of the closing price of the shares on the OTCBB for the ten-day period proceeding the first day of the month in which a monthly settlement payment is being made.  As of the date of this Report, the Company has issued to Perezcalva 1,619,745 shares of the Company’s Series A Common Stock.

On November 11, 2010, the Company entered into two related subscription and shareholder agreements related to acquisition of fiber optic cable in the PRC.  Under the first contract with Shanghai Ying Yue Network Technology Ltd (“YYNT”) and Azur Capital (“Azur”), the parties will form a PRC-based entity (“JV”) into which YYNT will transfer an ownership interest in 34,000 km of previously installed fiber optic cable that connects most major cities in the PRC, but which lacks infrastructure improvements needed for transmission of data through the fiber.  The Company will have a 49% equity ownership interest in JV.  Under the second contract with Azur only, the Company and Azur will form a series of entities with interlocking ownership.  The Company will own 51% of the Cayman Islands-based parent company (“New Co”) and its PRC-based subsidiary, which will qualify as a wholly foreign owned enterprise under PRC law (“WFOE”).  The WFOE will enter into a series of contracts under which WFOE will be entitled to 100% of the net economic benefit of assets owned or controlled by JV.  Azur will pay YYNT $2,000,000.  The Company will issue and deliver 9 million shares of its Series A Common Stock to Azur.  The Company will finance $7 million towards equipment and services sufficient to upgrade the first 9,000 km of the fiber for transmission of data to a 100GB standard by guarantying payment of the down payment and debt service associated with the equipment contract.  New Co will also issue 40,500,000 preferred shares of stock.  The preferred shares will have a redemption value of $1.00 each, but no conversion or voting rights.  The Company will receive 20,500,000 preferred shares, and Azur will receive 20,000,000 preferred shares.

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

Forward-looking statements include, but are not limited to, the following:

●	Statements relating to our future business and financial performance;

●	Our competitive position;

●	Growth of the telecommunications industry in China and Peru; and

●	Other material future developments that you may take into consideration.

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

Overview

The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements and the Notes thereto, which forms an integral part of the unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements begin on page 3 above.

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

Our efforts are principally focused on fulfilling our Framework Agreement with CECT-Chinacomm Communications Co. Ltd., a Peoples Republic of China (“PRC”) company, (together with its subsidiaries and affiliates, “Chinacomm”) that we entered into on April 7, 2008 (“Framework Agreement”).  The contracts under the Framework Agreement provides for us to design, engineer, install and operate a next generation wireless internet access network to bring high-speed wireless broadband services to mainland Chinese residents, businesses and governmental agencies.  Specifically, we have agreed to serve as exclusive contractor for the operation of a 3.5GHz broadband telecommunications network and Mesh Wi-Fi broadband network in 29 major cities throughout the PRC (“Chinacomm Network”).  We have incurred in excess of approximately $61.6 million in costs related to the process of deploying twelve of the twenty-nine cities in the Chinacomm Network.  These costs relate to: (i) project management; (ii) radio frequency engineering; (iii) architectural design, including equipment and software approval; (iv) supervision of equipment installation; (v) network operational staffing; (vi) site acquisition, including preliminary research and pre-deployment analysis; (vi) design of security and redundancy systems; (vii) information transport engineering; (viii); construction management; and (ix) network optimization (“ChinaTel Services”).

Business Operations

Our present operations, all of which are conducted through our wholly owned subsidiary, Trussnet Nevada, consist of providing certain of the ChinaTel Services related to the build-out of a wireless broadband telecommunications network in several cities in the PRC.  Chinacomm holds licenses and permits from the PRC to build and operate the Chinacomm Network, a 3.5 GHz wireless broadband telecommunications network in twenty-nine cities in the PRC.  These licenses currently run through February 2013.  With and for Chinacomm, we have provided certain of the ChinaTel Services in connection with the build-out of the ChinaTel Network in Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.   Portions of the Chinacomm Network are operational in Beijing, Shanghai and Shenzhen. Chinacomm has decided to deploy the Chinacomm Network independent of what we have designed for each of the cities identified above without our approval.  In this regard, Chinacomm has elected to fully deploy the Chinacomm Network in Beijing and Shanghai and place less emphasis on deployment for the balance of the cities identified above.

Through our subsidiary, Perusat S.A. (“Perusat””), a Peruvian company that holds a license to build a 2.5 GHZ wireless broadband telecommunications network in seven cities throughout Peru, we are also in the process of deploying such a network.  Thus far, we have designed the network, have selected the equipment and software necessary for the network, and have reached an agreement with ZTE Corporation, Peru, to supply all of the equipment and services necessary to install the equipment and operate the network.

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

Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a PRC wholly-owned foreign enterprise of a subsidiary of Chinacomm Cayman, will operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm from the Chinacomm Network.  The Company will form, as a wholly owned subsidiary, Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), a wholly owned foreign enterprise, to contract with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network (“Equipment”) and provide technical and management services to Yunji for the procurement, installation and optimization of the Equipment.  These agreements will become effective when we have paid in the minimum amount required under Chinese law to capitalize Yunji and Trussnet Dalian.

Currently, a significant portion of our business is conducted in the PRC and relates to the build-out of the Chinacomm Network.  We are dependent upon Chinacomm's ability to maintain the necessary licenses for the operation of the Chinacomm Network.  As the Chinacomm Network becomes operable, we will be dependent upon Yunji's ability to attract and retain subscribers on behalf of Chinacomm.

Until March 31, 2009, Trussnet Nevada contracted with Trussnet USA, Inc., a Delaware corporation ("Trussnet Delaware") under separate control from our subsidiary of the same name, for the engineering, architectural and deployment services we provided to Chinacomm through that date.  These services, which Trussnet Delaware generally performed through subcontracts with vendors holding requisite local licenses, included radio frequency engineering, site acquisition, preparation and approval of architectural and engineering drawings, installation of equipment and network architecture and engineering.  We have not billed Chinacomm any amounts for the services provided to date.  We have accounted for the costs of these services as research and development.  We do not expect to bill or collect these amounts until we are able to capitalize Yunji and Trussnet Dalian to a level required for them to pay our invoices for services rendered.

Since our inception, we have incurred accumulated losses of $203,561,660.  As of September 30, 2010, we had cash of $35,759 and current liabilities of approximately $9,775,147.   Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2010, for the year ended December 31, 2009.  In order to continue to operate our business, we will need to receive substantial amounts of additional capital.

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

Trussnet Nevada was formed in April of 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm, pursuant to which Trussnet Nevada had the contractual right to acquire a 49% interest in Chinacomm Cayman for $196 million, of which we paid $5 million in 2008 pursuant to a share subscription agreement.  When we were unable to complete the purchase pursuant to the share subscription agreement, TCP acquired the same 49% equity interest in Chinacomm Cayman, pursuant to a substitute subscription agreement.  On March 9, 2009, TCP sold the 49% equity interest in Chinacomm Cayman to us pursuant to an Asset Purchase Agreement, the TCP Note and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provided us with non-recourse bridge financing for our acquisition, which for accounting purposes is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman, because the TCP Note is non-recourse except as to the pledged collateral.  As we reduce the principal balance of the TCP Note, TCP will deliver an equal payment(s) totaling: (i) $141 million to Chinacomm Cayman, which Chinacomm Cayman will, in turn, use to capitalize Yunji to deploy the Chinacomm Network; and (ii) $50 million to capitalize Trussnet Dalian, which Trussnet Dalian will, in turn, use to purchase equipment to be leased to Yunji to deploy the Chinacomm Network as set forth in the Framework Agreement.  As we reduce the principal balance of the TCP Note, TCP will also release to us shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

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

Professional Services Agreement Between Trussnet Nevada and Trussnet Delaware

On June 11, 2010, the Company issued 21,179,986 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada, pursuant to an Agreement for Professional Services dated April 10, 2008, between Trussnet Nevada and Trussnet Delaware, as amended by a First Amendment of Agreement for Professional Services between the parties effective as of October 1, 2009 (“Professional Services Agreement”).  This sale of the Company’s Series A Common Stock resulted in a reduction of the accounts payable of the Company.

On July 26, 2010, the Company issued an additional 10,526,316 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada, pursuant to the Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On September 21, 2010, the Company issued an additional 7,387,298 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of the balance of the debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada, pursuant to the Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

Acquisition of Perusat S.A.

Our operations in Peru are all conducted through Perusat.  On April 15, 2009, we acquired 95% of the stock of Perusat through Gulfstream, our wholly owned subsidiary, in exchange for 1 million shares of the Company’s Series A Common Stock (valued at $2.50 per share) and cash in the amount of $275,000.  At the closing, we delivered the share consideration and received the Perusat shares.  On April 7, 2010, we issued, and the selling shareholders of the Perusat stock accepted, 458,716 shares of the Company’s Series A Common Stock, valued at $0.545 per share (the closing price of our stock as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000.  A final installment of $25,000 was due on or before June 30, 2010.  The installment payment due on June 30, 2010 has not been paid and remains outstanding.

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

Agreements with Isaac Organization, Inc.

On February 9, 2010, we entered into a Stock Purchase Agreement (“Isaac SPA”) with Isaac Organization Inc., a Canadian corporation (“Isaac”).  On March 5, 2010, we and Isaac entered into an Amendment to the Isaac SPA (“First Amendment to Isaac SPA”).

On May 9, 2010, we and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  The A&R Isaac SPA amends and restates the Isaac SPA, as amended, in its entirety.  The A&R Isaac SPA provides that Isaac shall purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and the First Amendment to Isaac SPA.  The purchase price is payable by Isaac in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within 30 days of the request.  We may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, we are required to issue and deliver to Isaac the number of shares of the Company’s Series A Common Stock that the dollar amount of the installment bears to $1.50 per share.  As of September 30, 2010, Isaac has made installment payments totaling approximately 17.1 million pursuant to a number of funding requests by us.

We are also required to issue and deliver to Isaac for each dollar paid one warrant (“Warrant”) granting the right to acquire one share of the Company’s Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to us for the Warrants is up to $320 million in addition to the purchase price of up to $320 million.  As of September 30, 2010, Isaac is entitled to be issued 17,089,659 Warrants pursuant to the A&R Isaac SPA.  These Warrants will be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

Isaac is entitled to issuance of additional shares of the Company’s Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated.  Upon termination or each calculation date, the number of the Company's Series A Common Stock issued to Isaac shall bear the same ratio to 49% of the total shares of the Company's Series A Common Stock that the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  We and Isaac intend to enter into a separate registration rights agreement, pursuant to which shares and Warrants issued to Isaac may enjoy “piggyback” rights, if we register any of the Company's Series A Common Stock in the future.

We have the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac fails to pay any installment after a funding request and before expiration of a grace period, we may issue a notice of termination for monetary default, in which event we are entitled to cancel 10% of the Company's Series A Common Stock, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac has paid $205 million of the purchase price, we may issue a notice of termination at our option, in which event Isaac is entitled to receive the Company's Series A Common Stock representing 10% of the sum of: (i) all of the Company's Series A Common Stock and Warrant Shares previously issued; and (ii) all of the Company's Series A Common Stock represented by Warrants previously issued to Isaac that have not been exercised.

Isaac is entitled to designate two members of our Board of Directors.  As a condition to the execution of the A&R Isaac SPA, we and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

On June 9, 2010, we issued 9,333,334 shares of the Company’s Series A Common Stock to Isaac under the terms of the A&R Isaac SPA.  The shares of the Company’s Series A Common Stock were issued in exchange for the delivery by Isaac of $14 million toward the total purchase price of $320 million pursuant to the A&R Isaac SPA.  We used the proceeds from the sale of the shares to Isaac for the purposes prescribed in the A&R Isaac SPA.

Through the date of this Report, the Company has received approximately $17.1 million pursuant to the A&R Isaac SPA.  Accordingly, Isaac is entitled to 10,777,564 additional shares of the Company’s Series A Common Stock, which includes a fully diluted calculation through August 31, 2010.

Memorandum of Understanding with ZTE Corporation

On August 9, 2010, we entered into a binding memorandum of understanding with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interests in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“ZTE MOU”).  Under the terms of the ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operational services and financing for high-speed wireless broadband telecommunications networks we deploy in the PRC, Peru and other markets we enter in the future.  We and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to determine financial viability, execute design concepts, and roll out completed products and solutions, including manufacturing, marketing and sales, all with the goal to expand the reach of wireless broadband access.  ZTE is obligated to treat us as its preferred customer in the supply of equipment, consumer products, operational services, solutions and financing.  ZTE is also obligated to offer us a favorable vendor-financing proposal for each project identified and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The parties to the ZTE MOU will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions develop through their joint efforts.

ZTE Contracts with Perusat

On August 5, 2010, Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of a nationwide wireless broadband telecommunications network in Peru.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1, to provide geographic coverage in the seven cities where Perusat currently holds licenses.  The total of the purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.  The contracts will become effective upon removal of a mutual contingency for Perusat to receive confirmation from the Peru Ministry of Transportation and Communication for extension of Perusat’s existing licenses and concessions.

MOU between the Company and Golden Bridge Network Communications

On September 27, 2010, ChinaTel entered into a binding memorandum of understanding (“GBNC MOU”) with Golden Bridge Network Communications (“GBNC”), a PRC based company with assets including licenses to provide wireless broadband services using 3.5GHz radio frequency licenses in two cities, with rights to apply for additional licenses in seven other cities.  The GBNC MOU contemplates the parties will establish a series of entities with interlocking ownership into which GBNC will transfer an ownership interest in its licenses.  ChinaTel’s contribution to the venture consists of the obligation to finance all capital expenditures, operating expenses and other negative cash flow of the venture.  The GBNC MOU provides that the parties respective equity ownership interests in the entities comprising the venture will be negotiated in a framework agreement, but that they will have equal representation on each entity’s board of directors and joint signature on all bank accounts.  As of the date of this report, the parties are negotiating a definitive subscription and shareholder agreement contemplated by the GBNC MOU.

Material Definitive Agreements between the Company, YYNT and Azur

On November 11, 2010, the Company entered into two related subscription and shareholder agreements related to acquisition of fiber optic cable in the PRC.  Under the first contract with Shanghai Ying Yue Network Technology Ltd (“YYNT”) and Azur Capital (“Azur”), the parties will form a PRC-based entity (“JV”) into which YYNT will transfer an ownership interest in 34,000 km of previously installed fiber optic cable that connects most major cities in the PRC, but which lacks infrastructure improvements needed for transmission of data through the fiber.  ChinaTel will have a 49% equity ownership interest in JV.  Under the second contract with Azur only, the Company and Azur will form a series of entities with interlocking ownership.  The Company will own 51% of the Cayman Islands-based parent company (“New Co”) and its PRC-based subsidiary, which will qualify as a wholly foreign owned enterprise under PRC law (“WFOE”).  WFOE will enter into a series of contracts under which WFOE will be entitled to 100% of the net economic benefit of assets owned or controlled by JV.  Azur will pay YYNT $2,000,000.  The Company will issue and deliver 9 million shares of its Series A Common Stock to Azur.  The Company will finance $7 million towards equipment and services sufficient to upgrade the first 9,000 km of the fiber for transmission of data to a 100GB standard by guarantying payment of the down payment and debt service associated with the equipment contract.  New Co will also issue 40,500,000 preferred shares of stock.  The preferred shares will have a redemption value of $1.00 each, but no conversion or voting rights.  The Company will receive 20.500,000 preferred shares, and Azur will receive 20,000,000 preferred shares.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited condensed consolidated financial statements included herein for the period ended September 30, 2010.

Development Stage Company

We are a development stage company, as defined in Accounting Standards Codification subtopic 915-10 Development Stage Entities.

Revenue Recognition

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

Loss Per Share

In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010, we had approximately 3.1 million shares of Series A Common Stock related to the issuance of debt instruments that could be converted into shares of the Company’s Series A Common Stock if all debt instruments were converted.  Diluted loss per share is not presented, because the issuance of these additional common shares would be anti-dilutive.

Convertible Instruments

Our derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the amended and restated convertible notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At September 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of -0-%; annual volatility of 123.20%; risk free interest rate of 0.19%, and recorded non-operating income of $2,276,220 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2010 is $132,796.

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

Impairment of Long-Lived Assets

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

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments, research, and development expenditure funding and general and administrative expenses.  Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

During the entirety of 2008 and 2009, and up until March 31, 2010 (and with the exception of George Alvarez, our Chief Executive Officer) the Company’s executive officers and others involved with the Company’s operations were compensated pursuant to Independent Contractor Agreements.  The compensation called for in the Independent Contractor Agreements was paid utilizing the Company’s Series A Common Stock.

Effective April 1, 2010, the executive officers commenced receiving the following annual salaries: (i) George Alvarez, Chief Executive Officer - $350,000; (ii) Mario Alvarez, Chief Operating Officer - $300,000; (iii) Carlos Trujillo, Chief Financial Officer - $275,000; (iv) Kenneth L. Waggoner, Executive Vice President Legal, General Counsel and Corporate Secretary - $275,000; and (v) Kenneth Hobbs - Vice President of Mergers and Acquisitions - $240,000.

Since our inception, we have incurred accumulated losses of approximately $204 million.  As of September 30, 2010, we had cash of $35,759 and liabilities of approximately $9.8 million, which are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2010, for the period ended December 31, 2009.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Since our inception through September 30, 2010, we raised approximately $28.5 million related to an offering of our convertible notes. The notes bear interest of 10% per annum and are either past due or due ninety days after our receipt of a notice of redemption.  In addition, during the nine-month period ending September 30, 2010, we received common stock sales and subscriptions totaling approximately $17 million (see description of A&R Isaac SPA below).

To avoid forfeiture of our interest in Chinacomm Cayman, which is pledged to secure payment of our TCP Note to TCP, we were required to either pay the entire unpaid balance of the TCP Note by the maturity date of May 8, 2010 or to negotiate further extensions of the maturity date.  The payment of the $191 million principal amount is necessary to maintain our rights to participate in the operation of the Chinacomm Network.  On May 9, 2010, we and TCP executed a fourth amendment to the TCP Note, extending the maturity date of the TCP Note to December 31, 2011 in exchange for an extension fee, as more fully discussed above.

As discussed above, on May 9, 2010, we and the Isaac entered into the A&R Isaac SPA.  The A&R Isaac SPA provides that Isaac agrees to purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million which was already paid under the Isaac SPA and the First Amended Isaac SPA.  On June 9, 2010, we issued 9,333,334 shares of the Company’s Series A Common Stock to Isaac under the terms of the A&R Isaac SPA.  The shares of the Company’s Series A common Stock were issued in exchange for the delivery by Isaac of $14 million toward the total purchase price of $320 million under the A&R Isaac SPA.

Through the date of this Report, the Company has received approximately $17.1 million pursuant to the A&R Isaac SPA.  Accordingly, Isaac is entitled to 10,777,564 additional shares of the Company’s Series A Common Stock, which includes a fully diluted calculation through August 31, 2010

We believe that the funding obligation set forth in the A&R Isaac SPA is sufficient to satisfy the anticipated cash requirements associated with our existing deployment of the Chinacomm Network in China, the Perusat network in Peru and operations through December 31, 2011.  However, Isaac’s willingness to fund under the A&R Isaac SPA may be contingent on certain business-related progress being made by the Company.  In the event Isaac does not fulfill our funding requests, we will seek alternative sources of financing in order to continue with our planned deployment of the Chinacomm Network, the Perusat network and operations.  In the event we are unsuccessful in seeking such alterative financing, we may have to curtail our planned deployment and operations.  In addition and as stated above in the Business Operations of this Report, Chinacomm decided to deploy the Chinacomm Network independent of what we have designed for each of the 12 cities previously identified without our approval and utilizing resources other than those provided by the Company.  Chinacomm has already elected to fully deploy the Chinacomm Network in Beijing and Shanghai and place less emphasis on deployment for the balance of these cities.  It is uncertain whether this will have a material effect on our liquidity and capital resources.

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

The following table presents a summary of our sources and uses of cash for the period from our inception (April 4, 2008) to September 30, 2010:

Net cash used in operating activities:	$(39,356,420)

Net cash used in investing activities	$(7,678,172)

Net cash provided by financing activities	$47,080,710

Increase in cash and cash equivalents	$35,759

Operating Activities

The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm Network and the payment of commissions on the convertible notes.

Investing Activities

The cash used in investment activities consists of our payments of $7.750 million toward the purchase of our interest in Chinacomm Cayman.

Financing Activities

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

Three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009.

Revenue:

2010	2009
$270,298	$258,528

Our revenue for the three-month period ended September 30, 2010 increased by $11,770 or 4.6% over the previous year.  Perusat was acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.  This revenue is attributable solely to the activity of Perusat.

Cost of Sales

2010	2009
$209,876	$235,816

Our cost of sales for the three-month period ended September 30, 2010 was $209,876, or 77.6% of sales as compared to $235,816 or 91.2% of sales for the prior year period.  Due to cash flow constraints, Perusat undertook several cost cutting measures to reduce the cost of sales.

Operating Expenses:

Selling, General and Administrative Expenses:

2010	2009
$1,736,455	$18,801,147

Our selling, general and administrative expenses for the three-month period ended September 30, 2010 were $1,736,455, as compared with $18,801,147 for same period last year, a net decrease of $17,064,692.  During the three-months ended September 30, 2009, we paid non-cash stock based compensation to officers and consultants of $17,329,473 as compared to $127,451 in the current year.

Extension Fees payable to Trussnet Capital Partners (HK), Ltd

2010	2009
$$101,000	$-

During the three-months ended September 30, 2010, we  paid cash to  extend our option to acquire Chinacomm Cayman.

Research and Development:

2010	2009
$-	$30,000

Our research and development costs for the three-month period ended September 30, 2010 were $-0-, as compared with $30,000 for the same period last year.  This decrease is attributable to less research and development activity with current operations.

Gain on Change in Fair Value of Debt Derivative:

2010	2009
$35,549	$11,997,895

For the three-month period ended September 30, 2010, we recorded a non-cash gain of $35,549 from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008 as compared to a non-cash gain of $11,997,895 for same period last year.

Interest Expense:

2010	2009
$(101,840)	$(5,436,200)

For the three-month period ended September 30, 2010, our interest expense of $101,840 is a reduction of $5,334,360 as compared to last year.  During the three-months ended September 30, 2009, we recorded amortization of debt discounts of $4,765,675 compared to $-0- for the current period.  Additionally, we reduced our convertible note primarily through common stock conversions from $24,119,685 at September 30, 2009 to $2,077,073 at September 30, 2010.

Net Loss Attributable to China Tel Group, Inc.:

2010	2009
$(1,916,740)	$(12,295,227)

Our net loss attributable to China Tel Group, Inc. of $1,916,740 for the three-month period ended September 30, 2010, as compared to a net loss of $12,295,227 for the same period last year, is the result of the factors described above.

Nine-month period ended September 30, 2010 as compared to the nine-month period ended September 30, 2009.

Revenue:

2010	2009
$729,701	$457,766

Our revenue for the nine-month period ended September 30, 2010 was based on the acquisition of Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.  For the period ended September 30, 2009, the revenue includes revenue at acquisition date of April 15, 2009 and forward.  These revenues are derived from the subscribers utilizing the services being provided by Perusat.

Cost of Sales

2010	2009
$517,420	$364,247

Our cost of sales for the nine-month period ended September 30, 2010 was $517,420, or 70.9% of sales as compared to $364,247 or 79.6% of sales for the nine-month period ended September 30, 2010.  The costs incurred relate to Perusat’s business activities.  In 2010, the cost relate to a nine-month period, for the period ending September 30, 2009.  For 2009, the costs relate to a shorter period due to the Perusat acquisition date of April 15, 2009.

Operating Expenses:

Selling, General and Administrative Expenses:

2010	2009
$5,228,900	$25,205,098

Our selling, general and administrative expenses for the nine-month period ended September 30, 2010 were $5,228, 900 as compared with $25,205,098 for same period last year, a net decrease of $19,976,198.  During the nine-months ended September 30, 2009, we paid non-cash stock based compensation to officers, employees and consultants of $20,653,684 as compared to $853,209 in the current year which included employees and consultants.

Extension Fees payable to Trussnet Capital Partners (HK), Ltd

2010	2009
$34,489,721	$-

During the nine-months ended September 30, 2010, we issued an aggregate of 58,867,119 shares of the Company’s Series A Common Stock and cash to extend our option to acquire Chinacomm Cayman.

Research and Development:

2010	2009
$-	$9,757,038

Our research and development costs for the nine-month period ended September 30, 2010 was $-0-, as compared with $9,757,038 for the same period last year.  This reduction is directly related to our lack of funding to continue deployment of the Chinacomm Network.  We exhausted our credit facility with subcontractors who previously extended credit for their deployment-related services.

Gain on Change in Fair Value of Debt Derivative:

2010	2009
$2,276,220	$22,021,336

For the nine-month period ended September 30, 2010, we incurred a non-cash gain of $2,276,220 from the change in the fair value of our debt derivatives relating to our amended and restated convertible notes issued on November 17, 2008 as compared to a non-cash gain of $22,021,336 for same period last year.

Interest Expense:

2010	2009
$(898,602)	$(13,421,873)

For the nine-month period ended September 30, 2010, our interest expense of $898,602 is a reduction of $12,523,271 as compared to last year.  During the nine-months ended September 30, 2009, we recorded amortization of debt discounts of $10,998,175 compared to $-0- for the current period.  Additionally, we reduced our convertible note primarily through common stock conversions from $24,119,685 at September 30, 2009 to $2,077,073 at September 30, 2010.

Net Loss Attributable to China Tel Group, Inc.:

2010	2009
$(38,200,515)	$(26,335,832)

Our net loss attributable to China Tel Group, Inc. of $38,200,515 for the nine-month period ended September 30, 2010 is the result of the factors described above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, the Company did not hold any market risk sensitive instruments.

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

ITEM 4(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010, the end of the fiscal period covered by this Quarterly Report.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2009 (described in our restated financial statements filed in our Amended Annual Report on  June 29, 2010) ,which has not been remediated as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

With the exception of the following litigation developments, there have been no material developments in any of the pending litigation against the Company since we filed the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District court for the Southern District of California (“Action”).  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Perezcalva and seeks damages in the amount of $500,000 plus accrued interest at the rate of 10% per annum, attorneys’ fees and court costs.  The Company entered into a Stipulation for Entry of Judgment agreeing to pay Perezcalva the amount of his claims.  Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Action (“Settlement Agreement”).  The Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva the Company’s Series A Common Stock.  The price per share is equal to the volume-weighted average of the closing price of the shares on the OTCBB quotation system for the ten-day period proceeding the first day of the month in which a monthly settlement payment is being made.

On May 22, 2009, a complaint was filed by Michael Fisher (“Fisher”) naming the Company as a defendant in the United States District Court for the Central District of California (“Action”).  The complaint alleged a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fisher.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment in the amount of $1,036,000 (“Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempts to register the Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, and the Company did not elect to respond given it already had the Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Motion”) attempting to enforce a garnishment of any funds Isaac pays to the Company pursuant to the A&R Isaac SPA.  Isaac has responded to the Motion and filed a Cross-Motion against Fisher.  Isaac and Fisher are in settlement discussions with Fisher.

ITEM 1A.  RISK FACTORS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2010, the Company issued an aggregate of 15,726,555 shares of the Company’s Series A Common Stock in exchange for $8,748,563 of convertible notes and related accrued interest.  This sale of the Company’s Series A Common Stock resulted in a reduction of debt of the Company.

On April 7, 2010, the Company issued a total of 3,923,826 shares of the Company’s Series A Common Stock to a total of eighteen vendors and independent contractors for services rendered to the Company through March 15, 2010.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On April 7, 2010, we issued, and the selling shareholders of the Perusat stock accepted, 458,716 shares of the Company’s Series A Common Stock, valued at $o.545 per share (the closing price of our stock as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000 in connection with our acquisition of Perusat.

On April 21, 2010, the Company issued 22,727,272 shares of the Company’s Series A Common Stock to Trussnet Delaware, for the payment of $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada pursuant to the Agreement for Professional Services dated April 10, 2008, between Trussnet Nevada and Trussnet Delaware, as amended by that certain First Amendment of Agreement for Professional Services between the parties effective as of October 1, 2009 ("Amended Professional Services Agreement”).  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On May 3, 2010, the Company issued an additional 864,794 shares of our Series A Common Stock to a total of eight additional vendors and independent contractors for services rendered to the Company through April 30, 2010.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On May 5, 2010, the Company issued an additional 29,069,767 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada pursuant to the Amended Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On June 9, 2010, the Company issued 9,333,334 shares of the Company’s Series A common stock to Isaac under the terms of the A&R Isaac SPA.  The shares of the Company’s Series A common stock were issued in exchange for the delivery to date by Isaac of $14 million toward the total purchase price of $320 million under the A&R Isaac SPA.  The proceeds from this sale of the Company’s Series A Common Stock were used by the Company to make payments to the TCP note, increase our investment in Chinacomm Cayman, and pay general operating expenses.

On June 10, 2010, the Company issued 58,867,119 shares of the Company’s Series A Common Stock to TCP to maintain the Company’s option to acquire 49% of ChinaComm Cayman.  This sale of the Company’s Series A Common Stock resulted in a reduction of the Company’s obligation on the TCP Note.

On June 11, 2010, the Company issued an additional 21,179,986 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada pursuant to the Amended Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of the accounts payable of the Company.

On July 26, 2010, the Company issued an additional 10,526,316 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of an additional $10 million of debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada pursuant to the Amended Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On September 21, 2010, the Company issued an additional 7,387,298 shares of the Company’s Series A Common Stock to Trussnet Delaware for the payment of the balance of the debt owed to Trussnet Delaware for services rendered by Trussnet Delaware to Trussnet Nevada pursuant to the Amended Professional Services Agreement.  This sale of the Company’s Series A Common Stock resulted in a reduction of accounts payable of the Company.

On September 16, 2010, the Company issued 200,000 shares of the Company’s Series A Common Stock to independent contractor Steve Chaussy for consulting services to be rendered between June 1, 2010 and May 31, 2011.

On September 16, 2010, the Company issued 300,000 shares of the Company’s Series A Common Stock (“Shares”) to Investor Relations Group, Inc. (“IRG”) pursuant to a consulting agreement between IRG and the Company dated September 3, 2010.  240,000 Shares were issued in the name of Dian Griesel to be paid in equal monthly installments of Shares over a twelve-month period of time; 60,000 Shares were issued in the name of J. Kevin Moran to be paid in equal monthly installments over a twelve-month period of time.

On October 25, 2010, the Company issued 998,668 shares of the Company’s Series A Common Stock to Perezcalva pursuant to the Perezcalva Settlement Agreement.

On November 1, 2010, the Company issued 621,007 shares of the Company’s Series A Common Stock to Perezcalva pursuant to the Perezcalva Settlement Agreement.

The restricted shares of Series A Common Stock of the Company issued to the aforementioned persons and entities relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder based on the aforementioned knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2010, the Company is in default on payment of the principal and interest on approximately $2 million of our convertible notes and amended and restated convertible notes.  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

During the entirety of 2008 and 2009, and up until March 31, 2010 (and with the exception of George Alvarez, our Chief Executive Officer) the Company’s executive officers and others involved with the Company’s operations were compensated pursuant to Independent Contractor Agreements.  The compensation called for in the Independent Contractor Agreements was paid utilizing the Company’s Series A Common Stock.  During that time the Company had not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Effective April 1, 2010. the executive officers commenced receiving the following annual salaries: (1) George Alvarez, Chief Executive Officer - $350,000; (ii) Mario Alvarez, Chief Operating Officer - $300,000; (iii) Carlos Trujillo, Chief Financial Officer - $275,000; (iv) Kenneth L. Waggoner, Executive Vice President Legal, General Cousel and Corporate Secretary - $275,000; and (v) Kenneth Hobbs - Vice President of Mergers and Acquisitions - $240,000.

On August 5, 2010, Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of a nationwide wireless broadband telecommunications network in Peru.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1, to provide geographic coverage in the seven cities where Perusat currently holds licenses.  The total of the purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.  The contracts will become effective upon removal of a mutual contingency for Perusat to receive confirmation from the Peru Ministry of Transportation and Communication for extension of Perusat’s existing licenses and concessions.

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

CHINA TEL GROUP, INC.

Dated: November 15, 2010	By:	/s/ George Alvarez
George Alvarez
Chief Executive Officer