Form 10-K
period 2010-12-31
China Tel Group Inc
filed 2011-04-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

760-230-8986
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Series A Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2010 (the Registrant’s most recently completed second fiscal quarter) was approximately $25,086,142.

As of the date of this Report, 468,630,463 shares of the Company’s Series A common stock, par value $0.001 per share (“Series A Common Stock” or “Shares”) are issued and outstanding, and 133,818,177 shares of the Company’s Series B Common Stock, par value $0.001 (“Series B Common Stock”) are issued and outstanding.

CHINA TEL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

		PAGE
PART I.	Part I.	1

Item 1.	Business	1

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff Comments	33

Item 2.	Properties	33

Item 3.	Legal Proceedings	33

Item 4.	Removed and Reserved	34

PART II.	Part II	34

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters	34

Item 6.	Selected Financial Data	39

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 8.	Financial Statements and Supplementary Data	49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49

Item 9A.	Controls and Procedures	49

Item 9B.	Other Information	50

PART III.	Part III	50

Item 10.	Directors, Executive Officers and Corporate Governance	50

Item 11.	Executive Compensation	53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13.	Certain Relationships and Related Transactions, and Director Independence	59

Item 14.	Principal Accounting Fees and Services	61

Item 15.	Exhibits, Financial Statement Schedules	62

i

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

When used in this annual report (“Report”), the terms the "Company", “we", "our" and "us" refers to China Tel Group, Inc., a Nevada corporation, and our subsidiaries.

PART I

ITEM 1.                      BUSINESS.

Overview of Our Business

The following discussion should be read in conjunction with the information contained in the audited consolidated financial statements and the Notes thereto, which form an integral part of this Report.  The audited consolidated financial statements begin on page F-1.

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

During the period ended December 31, 2010, our business focused on the deployment and operation of wireless broad access (“WBA”) telecommunications networks.  We currently have three distinct projects in the Peoples Republic of China (“PRC”) and one in Peru.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, we have entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under PRC law.  The Company and the particular partner for each joint venture each subscribe to shares in the Cayman corporation to reflect the respective equity interests of each partner in the joint corporation for possible future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that venture’s operations will flow.  Each joint venture project is further described below.  With respect to Peru, our operations are through our 95% owned subsidiary, Perusat, S.A., as further described below.

1.           CECT-Chinacomm Communications Co., Ltd.  Under our joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”) we have the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which we paid $5 million in May 2008 when we, through our subsidiary Gulfstream Capital Partners, Ltd. (“Gulfstream”) entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  In return, Chinacomm agreed to transfer to the Chinacomm Cayman rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout the PRC.  The proceeds of our investment will be used to pay for equipment and services to design, engineer, install and operate a WBA telecommunication network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to PRC residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.           Perusat S.A. Through our 95% subsidiary, Perusat S.A. (“Perusat”), a Peruvian company that holds appropriate WBA licenses and concessions, we are in the process of deploying a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru (Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Thus far, we have designed the network, have selected the equipment and software necessary for the network, have selected and leased the sites for installation of the equipment and have contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate our WBA telecommunications network in Peru (“Perusat Network”).  We are awaiting delivery of the equipment we have ordered that, following its installation and optimization, will enable us to operate the Perusat Network.

3.           Golden Bridge Network Communications Co., Ltd.  Under our joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), we will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  We will pay for the capital expenditures (“CAPEX”) and operating expenses (“OPEX”) necessary to deploy and operate a WBA telecommunications network in PRC cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to PRC residents, business and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  We have signed a contract with ZTE Corporation to supply the equipment needed for Phase 1of the Golden Bridge Network and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  Golden Bridge has also applied for WBA licenses in seven additional cities: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

4.           Sino Crossings.  We have entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by our joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, we will subscribe to 51% of the equity interest in China Crossings Limited, a recently formed Cayman corporation (“China Crossing Cayman”).  Our other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of the fiber assets.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

5.           VN Tech.  Finally, we have entered into a joint venture relationship with Shenzhen VN Technologies Co., Ltd., a PRC limited liability company (“VN Tech”).  We will subscribe to 51% of the equity interest in a new Cayman corporation to be organized and VN Tech will subscribe to 49%.  The joint venture will manufacture, market and sell hydrogen fuel cell systems (“Fuel Cell Systems”) that provide back-up power for infrastructure equipment used in telecommunications networks.  The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

Business Operations

In the following section we describe in further detail the significant transactions comprising our business operations.  An effort has been made to describe transactions in chronological order, except as necessary to describe fully a particular transaction in sufficient detail before describing a separate transaction.

Merger with Trussnet USA, Inc. (Nevada) and Initial Framework Agreement to Acquire a 49% Interest in Chinacomm Cayman

On May 21, 2008, we entered into a Reorganization and Merger Agreement pursuant to which our wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”).  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued 66,909,089 shares of the Company’s Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 Shares held by our shareholders prior to the merger were returned to us and cancelled.

Trussnet Nevada was formed on April 8, 2008.  It had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm (“Framework Agreement”), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Cayman for $196 million, of which we paid $5 million in 2008 pursuant to the Gulfstream Subscription Agreement.  The Gulfstream Subscription Agreement supplements the Framework Agreement.

Gulfstream Subscription Agreement and Substitute TCP Subscription Agreement with Chinacomm

At the same time and as part of the same joint venture relationship contemplated by the Gulfstream Subscription Agreement described above and below, the parties entered into several other collateral agreements.  Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, contracted with Chinacomm Cayman to operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm Cayman from the Chinacomm Network.  The Company will form, as a wholly owned subsidiary, Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), also a WFOE, to contract with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network and provide technical and management services to Yunji for the procurement, installation and optimization of the equipment.  These agreements will become effective when we have paid in the minimum amount required under Chinese law to capitalize Yunji and Trussnet Dalian.

The Gulfstream Subscription Agreement calls for us to make certain payments in accordance with a schedule set forth therein and gives Chinacomm the right to terminate our rights if the payments are not timely made.  Those payments are to be utilized to deploy the Chinacomm Network.  The Company attempted to raise capital to make the required payments, but was unable to do so within the time specified.  In February 2009, Trussnet Capital Partners (HK), Ltd. (“TCP”), a company wholly owned by our President, Colin Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Colin Tay and additional benefits TCP was able to offer that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under contract with Trussnet Delaware (see description below of Trussnet Delaware Professional Services Agreement) to allow those services to continue and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved in several respects.  Payments are conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP is not able to meet the specific payment schedule described, the TCP Subscription Agreement contains a provision that requires the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.  Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 shares authorized).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provides that the number of Chinacomm Cayman Shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set for the in the TCP Subscription Agreement or any new schedule to which the parties agree.

Asset Purchase Agreement with TCP

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to us pursuant to an Asset Purchase Agreement for a $191 million non-recourse promissory note in favor of TCP (“TCP Note”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provides us with non-recourse bridge financing for our acquisition, which, for accounting purposes, is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman.  As we reduce the principal balance of the TCP Note, TCP will deliver an equal amount towards the subscription price pursuant to the TCP Subscription Agreement and Addendum.  As we reduce the principal balance of the TCP Note, TCP will also release to us shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

Through a series of amendments dated March 5, March 16, April 9 and May 9, 2010: (i) the maturity date of the TCP Note was extended until December 31, 2011; (ii) the interest rate of the TCP Note was increased from 8% to 10% per annum; (iii) we agreed to pay certain extension fees to TCP; and (iv) TCP secured the option to accept payment of accrued interest and extension fees in the form of Shares.

On June 10, 2010, we issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts we owed to TCP at the time of the stock issuance.  During 2010, in addition to issuance of Shares to TCP, we also paid TCP $11,001,000 towards accrued interest and extension fees on the TCP Note, and we paid TCP $2,750,000, reducing the principal balance of the TCP Note to $88,250,000.

Assignment of TCP Subscription Agreement and Cancellation of the TCP Note

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“Assignment Agreement”).  The Assignment Agreement relates to the TCP Subscription Agreement and Addendum, the Asset Purchase Agreement with TCP and the TCP Note discussed above.  The material terms of the Assignment Agreement are as follows:

The consideration TCP receives in entering into the Assignment Agreement, including: (i) the Company being relieved from the obligation to pay past and future interest under the TCP Note while maintaining its right to acquire up to 49% of the shares of Chinacomm Cayman will advance the Company’s financial interests by reducing the total acquisition cost of the rights the Company has the right to acquire, (ii) the employment agreement between the Company and TCP’s sole shareholder, Colin Tay, (iii) the issuance of 66,909,088 shares of the Company’s Series B Common Stock to Colin Tay, and (iv) the interest of TCP and Colin Tay as shareholders of the Company in the Company’s future financial success.

TCP has agreed to assign, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumes all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP will continue to act as agent for the Company, as the Company directs.

Except as set forth in the Assignment Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement are cancelled and terminated.  Specifically, TCP waives entitlement to $14,225,232.87 of past interest accrued, but unpaid, under the TCP Note, and all future interest.  TCP will return the original TCP Note to the Company, marked “CANCELLED.”

TCP will deliver to the Company the original share certificate representing 2,450,000,000 shares of Chinacomm Cayman (“Chinacomm Cayman Shares”) with appropriate endorsement to enable the Company to seek issuance of a new certificate in the Company’s name for all 2,450,000,000 of the Chinacomm Cayman Shares represented by that certificate.

The Company and TCP each release the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in any of the Assignment Agreement, the TCP Note or the Pledge Agreement.

Professional Services Agreement between Trussnet Nevada and Trussnet Delaware

On April 10, 2008, Trussnet Nevada  and Trussnet USA, Inc., a Delaware corporation under separate control from our subsidiary of the same name (“Trussnet Delaware”) entered into an Agreement for Professional Services (“Trussnet Delaware Professional Services Agreement”) pursuant to which Trussnet Delaware would provide professional services to us in connection with our deployment of the Chinacomm Network.  Those professional services include: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services to the extent not otherwise included in the charge for other services; and (vi) any other professional services Trussnet Nevada deemed necessary to deploy fully the Chinacomm Network.  Trussnet Delaware performed its services through subcontracts with vendors holding requisite local licenses in the PRC.  Trussnet Nevada agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  The Professional Services Agreement had a term of two years.  Due to a lack of funding, Trussnet Nevada failed to pay Trussnet Delaware for a significant portion of the professional services it provided to the Company.  As of October 1, 2009, Trussnet Nevada owed Trussnet Delaware in excess of $47 million.

On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Amendment”).  The First Amendment to Trussnet Delaware Professional Services Agreement required Trussnet Nevada to commence paying Trussnet Delaware invoices for professional services rendered to Trussnet Nevada at the rate of $10 million per month through the issuance of Shares at a conversion price equal to the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price on the Over the Counter Bulletin Board quotation system (“OTCBB”) for the previous ten days prior to each payment due date.

The Company has issued 90,890,640 Shares to Trussnet Delaware in full payment of $47,017,934 for all of the professional services Trussnet Delaware rendered to Trussnet Nevada.  Except for the implied extension of credit, the Company believes that all professional services Trussnet Delaware provided to Trussnet Nevada were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.

Professional Services Agreement with Joinmax Engineering & Consultants (HK) Ltd.

On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services Joinmax provides to the Company consist of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary to deploy the Chinacomm Network.  Joinmax’s contract has recently been expanded to include the same types of services necessary to deploy fully the Golden Bridge Network.  The Company is obligated to pay Joinmax for the professional services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30-day period prior to each payment due date of an invoice.

As of the date of this Report, Joinmax has invoiced the Company $25,162,992 for its professional services, for which the Company has issued 15,141,373 Shares to Joinmax for $4,005,110 of the professional services it has provided to the Company.

Current Status of Chinacomm Joint Venture Relationship

We have not billed Chinacomm any amounts for the professional services we have provided to date directly or through vendors, including Trussnet Delaware and Joinmax.  We have accounted for the costs of these professional services as research and development.  We do not expect to bill or collect these amounts until we are able to capitalize Yunji and Trussnet Dalian to a level required for them to pay our invoices for our professional services rendered to Chinacomm.

During May and June 2010, we paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which we exercise joint control with Chinacomm.  These funds were intended for use towards capitalizing Yunji.  However, Chinacomm has informed the Company that, in order to activate Yunji, changes must be made to the Gulfstream Subscription Agreement and to the TCP Subscription Agreement and Addendum that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as a “chop”) of Yunji.  The Company has rejected Chinacomm’s proposal and has refused to authorize the release of the funds held in Chinacomm Cayman’s bank account to Yunji.  The Company is in negotiations with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.  No assurance can be given that such negotiations will be successful or that our joint venture with Chinacomm will continue.

Chinacomm has decided to deploy the Chinacomm Network independent of what we have designed for each of the cities identified above and without our approval.  Chinacomm decided to deploy fully the Chinacomm Network in Beijing and Shanghai, and to place less emphasis on deployment for the balance of the 12 cities in Phase 1 of the deployment plan we designed.

Acquisition of Perusat and Broadband Deployment in Peru

On April 15, 2009, we acquired 95% of the stock of Perusat through Gulfstream, our wholly owned subsidiary, in exchange for one million of our Shares (valued at $2.50 per Share) and cash in the amount of $275,000.  At the closing, we delivered the Share consideration and received the Perusat shares.  On April 7, 2010, we issued, and the selling shareholders of the Perusat stock accepted, 458,716 Shares, valued at $0.545 per Share (the closing price of our Shares as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000. A final installment of $25,000 was due on or before June 30, 2010.  The installment payment due on June 30, 2010 has not been paid and remains outstanding.

Perusat provides local and long distance telephone services to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat was granted a license and concessions to provide WBA and related telecommunications services utilizing radio frequency in the 2.5 GHz spectrum band covering these cities, other than Lima and its surrounding metropolitan area.  We are in the process of deploying the Perusat Network.  Thus far, we have designed the Perusat Network, have selected the equipment and software necessary for the Perusat Network, have selected and leased all the sites for installation of the equipment, and have contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate the Perusat Network.  We are awaiting delivery of the equipment we have ordered that, following its installation and optimization, will enable us to operate the Perusat Network.

Stock Purchase Agreements with Isaac Organization Inc.

Pursuant to a Stock Purchase Agreement, Isaac Organization, Inc. a Canadian corporation (“Isaac”) is funding the Company’s deployment of the various WBA telecommunications networks being deployed by the Company in China and Peru, as well as our sales, general and administrative expenses.  On February 9, 2010, we entered into a Stock Purchase Agreement (“Isaac SPA”) with Isaac.  On March 5, 2010, we and Isaac entered into an Amendment to the Isaac SPA (“First Amendment to Isaac SPA”).

On May 9, 2010, we and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  The A&R Isaac SPA amends and restates the Isaac SPA and the First Amendment to Isaac SPA in their entirety.  The A&R Isaac SPA provides that Isaac shall purchase up to 49% of the Shares (each a “Share”) for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and the First Amendment, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011.  We must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within 30 days of the request.  We may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, we are required to issue and deliver to Isaac the number of Shares that the dollar amount of the installment bears to $1.50 per Share.

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

Isaac is entitled to issuance of additional Shares under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated.  Upon termination or each calculation date, the number of Shares issued to Isaac shall bear the same ratio to 49% of the total Shares that the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  We and Isaac intend to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if we register any Shares in the future.

We have the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac fails to pay any installment after a funding request and before expiration of a grace period, we may issue a notice of termination for monetary default, in which event we are entitled to cancel 10% of the Shares, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac has paid $205 million of the purchase price, we may issue a notice of termination at our option, in which event Isaac is entitled to receive the number of Shares representing 10% of the sum of: the (i) aggregate number of Shares previously issued and delivered to Isaac upon payment towards the purchase price; (ii) aggregate number of Warrant Shares previously issued and delivered to Isaac; and (iii) aggregate number of Shares represented by Warrants previously issued and delivered to Isaac that have not been exercised.

Under the A&R Isaac SPA, Isaac is entitled to designate two members of our Board of Directors.  However, Isaac relinquished this right in writing, effective March 15, 2011.

As a condition to the execution of the A&R Isaac SPA, we and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, which has subsequently been cancelled, as described above.

As of December 31, 2010, the Company had received $19.1 million towards the purchase price of the A&R Isaac SPA, for which the Company had issued Isaac or Isaac was entitled to a total of 20,007,564 Shares, which includes all fully diluted calculations through November 30, 2010.  As of December 31, 2010, Isaac was entitled to receive 19,092,659 Warrants.

Through the date of this Report, the Company has received $24,710,659 million towards the purchase price of the A&R Isaac SPA, for which the Company has issued Isaac a total of 29,166,110 Shares, which includes all fully diluted calculations through February 28, 2011.  Isaac is also entitled to be issued 24,710,659 Warrants pursuant to the A&R Isaac SPA.  These Warrants will be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

We have used the proceeds from the sale of Shares to Isaac for the purposes prescribed in the A&R Isaac SPA.

Global Memorandum of Understanding with ZTE Corporation

On August 9, 2010, we entered into a binding global memorandum of understating with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA telecommunications networks we deploy in the PRC, Peru and other markets we enter in the future.  We and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA.  ZTE is obligated to treat us as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer us a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  We and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

ZTE Contracts with Perusat

On August 5, 2010, Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the Perusat Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the Peru Network, to provide geographic coverage in the seven cities where Perusat currently holds licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.

Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in the PRC (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue Perusat a $3 million payment voucher towards network expansion which Perusat can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including Perusat’s right to terminate at any time except as to purchase orders already issued, if Perusat determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Perusat is able to secure.

The contracts were subject to a mutual contingency for Perusat to receive confirmation from Peru’s Ministry of Transportation and Communication (“MTC”) approving an extension of the deadline to commence commercial service under Perusat's existing 30-year licenses and concessions to provide WBA services.  The contingency was removed following receipt of the confirmation from MTC on November 22, 2010.  The Company paid the 15% down payment and other amounts required for ZTE to begin manufacture of the equipment totaling $686,763 on December 22, 2010.  As of the date of this Report, the equipment covered by the first purchase orders is in transit from the PRC to Peru and is expected to clear customs in Peru and be delivered to each of the eight city destinations for installation by approximately late May 2011.

The Sino Crossings Transaction and Related Agreements

On November 11, 2010, the Company entered into two related subscription and shareholder agreements (collectively, “Sino Agreements”).  The first Sino Agreement (“JV Agreement”) is between three parties: (i) YYNT, (ii) Azur and (iii) the Company.  The second agreement (“New Co Agreement”) is between two of the same parties to the JV Agreement: (i) Azur; and (ii) the Company.  Under the Sino Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed, but unimproved by infrastructure equipment, (“dark”) fiber optic cable (“fiber”) located in the PRC.  The improvements consist of engineering services and equipment that will make the dark fiber suitable for transmission of data (“lit”).  This will enable the parties to charge market rate transport fees to telecommunications operators who use the lit fiber, comprising what is referred to in the Sino Agreements as the “Sino Crossings Network.”  Both Sino Agreements became effective on November 11, 2010, the date each agreement was signed by all of the parties to such agreements (“Effective Date”).

The material terms of the JV Agreement and the New Co Agreement are summarized as follows:

JV Agreement

YYNT, Azur and the Company will cause a new PRC-based entity to be created, referred to in the Sino Agreements by the fictitious name JV, with the actual name to be agreed based on legal and marketing considerations.  YYNT will subscribe to 51% of the stock of JV and Azur and the Company will collectively subscribe to 49% of the stock of JV.  Azur’s and the Company’s collective subscription will be through New Co, a new Cayman Islands entity to be created (see summary of the New Co Agreement, below).

The Board of Directors of JV will be comprised of five Directors, all of whom shall be selected by YYNT, but three Directors will irrevocably be as requested by the Company, one as requested by Azur and one as requested by YYNT.  The Bylaws of JV will contain various provisions for the protection of majority and minority stockholders, including joint signature on bank accounts and contracts in excess of $500.00 (one each by a Director or Officer requested or appointed by the Company and by a Director or Officer requested or appointed by either Azur or YYNT), and custody of the corporate seal or “chop” of JV will be held in escrow by a neutral third party.

Azur will incur the expense necessary to create, license and register JV to do business.

Within ten days after JV is fully registered to do business, YYNT will transfer 100% ownership (or as much of the beneficial equivalent of full ownership as PRC law allows) to two strands of approximately 34,000 km of previously installed dark fiber.  The dark fiber extends between most major metropolitan cities within PRC (“Backbone Fiber”).  YYNT will also grant JV an exclusive option to purchase other previously installed dark fiber owned by YYNT, which extends in connected rings within the geographic confines of various PRC cities (“Metro Ring Fiber”).

Within ten days after both JV and WFOE (another new PRC-based entity to be created, see summary of the New Co Agreement, below) are fully registered to do business, JV and WFOE will enter into various contracts as are necessary and desirable to fulfill the financial goals of both Sino Agreements, which goals include allowing WFOE to control the PRC-based assets transferred to JV, allowing WFOE to control the corporate governance of JV and allowing New Co to leverage the PRC-based operations with offshore (non-PRC) debt.  All contracts, capital expenditures, operating expenses and revenue in connection with the deployment and operation of the Sino Crossings Network will flow through WFOE to the maximum extent authorized by PRC law.  Any contract, revenue or expense that must flow through YYNT and/or JV, in the first instance, will be remitted to WFOE and accounted for in calculating the profit, loss and shareholder equity of WFOE.  The major metropolitan cities in the PRC which make-up the Sino Crossings Network are Guangzhou, ZhengCheng, Huizhou, ShenZhen, Dongguan, Panyu, Foshan Shunde, Zhongshan, Jiangmen, Zhaoqing, Foshan, Guangzhou, Shongshan, Zhuhain, Shanghai, Jiaxing, Hangzhou, Huangshan, JingdeZhen, Fuzhou, Nanchang, Jiujiang, Anqing, Hefei, Chuzhou, Nanjing, Zhenjiang, Changzhou, Wuxi, Suzhou, Shanghai qingpu, Shanghai, Hangzhou, Huzhou, Wuxi, Hefe, Maanshan, Nanjing, Nanchang, Yichun, CHnagsha, Yueyang, Wuhan, Huanggang, Juijiang, Nanchang, Beijing, Yangchun, Tianjin, Changzhou, Dezhou, Jinan, Taian, Qufu, Zaozhuang, Xuzhou, Huaibei, Shuzhou, Bengbu, Huainan, Hefei, Wuhan, Xiaogan, Xinyang, Zhumadian, Luohe, Xuchang, Zhengzhou, Xixiang, Hebi, Anyang, Handan, Xingtai, Shijiazhuang, Dingzhou, Boading, Gaobeidian, Beijing, Hangzhou, Ningbo, Taizhou, Wenzhou and Fuding.

As soon as practical after the execution of the contracts between JV and WFOE described above, the Company will cause WFOE to enter into one or more contracts with a leading international equipment manufacturer for design, manufacture and installation of head-ins and other infrastructure equipment sufficient to light approximately 9,600 km of dark Backbone Fiber (“Sino Crossings Equipment Contract”).  The value of the Sino Crossings Equipment Contract will be up to $7 million, which the parties estimate as sufficient to light up 9,600 km to a 100G standard.  The Company expects to secure vendor financing for 85% of the value of the Sino Crossings Equipment Contract, leaving a 15% down payment of approximately $1.05 million.  The particular fiber to be lit will be at the discretion of the Company.  The Company will guaranty repayment of all deposits and installments called for under any vendor or bank financing terms included in the Sino Crossings Equipment Contract which exceed WFOE’s operating capital.  JV and WFOE will pledge any of their assets required as collateral for repayment of any such financing.

WFOE will contract with a management company for marketing services and will contract with an affiliate of YYNT to provide maintenance services in connection with operation of the Sino Crossings Network, both contracts upon terms to be negotiated.

The Company will be entitled to the following discounts compared to tariffs or market rates charged to third-party telecommunications providers in the PRC: 25% discount for the first 25% of the total capacity of the Sino Crossings Network, plus 10% discount on the next 25% of the total capacity of the Sino Crossings Network.  The Company’s discount will apply to usage by any telecommunications provider in which the Company has at least a 25% direct or indirect ownership interest.

New Co Agreement

Azur and the Company will cause a series of new entities with interlocking ownership to be created, each referred to in the Sino Agreements by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly foreign owned enterprise” under PRC law. The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual entities will be separate for each transaction.

There will be two classes of stock of New Co, preferred and common stock.  Preferred stock will have a redemption value of $1.00 per share, preference over common stock in distributions, but no conversion or voting rights.  Common stock will have voting rights at one vote per share and dividend rights in proportion to the total number of shares of common stock outstanding at any given time.  Azur will subscribe to 49% and the Company to 51% of the common stock of New Co, respectively.  In addition, Azur will subscribe to 20 million shares and the Company to 20.5 million shares of the preferred stock of New Co, respectively.  New Co will subscribe to 100% of the stock of HK Co, and HK Co will subscribe to 100% of the stock of WFOE, respectively.  The Boards of Directors of each of New Co, HK Co and WFOE will be comprised of five Directors, three of whom will be appointed by the Company and two of whom will be appointed by Azur.

Within ten days of the Effective Date, Azur paid an affiliate of YYNT $2 million for the assets YYNT is transferring to JV.  Azur will also incur the expense necessary to create, license and register New Co, HK Co and WFOE to do business.

Within ten days of the Effective Date, the Company issued and delivered to Azur 9 million Shares.  Immediately following the Effective Date and notwithstanding that WFOE has not yet been created, the Company began advancing WFOE up to $1 million in the form of engineering services the Company will perform, directly or through subcontractors, to design for infrastructure equipment upon which vendors will submit proposals leading to execution of the Sino Crossings Equipment Contract.

Within ten days after both WFOE and JV are fully registered to do business, WFOE and JV will enter into various contracts as are necessary and desirable to fulfill the financial goals of both agreements, as described in the summary of the JV Agreement above.  As soon as practical thereafter, WFOE will enter into the Sino Crossings Equipment Contract.

From the net operating income of WFOE, after taking into account WFOE’s operating capital needs, but before distribution of profit by way of dividend to the holders of New Co’s common stock, New Co will (from time to time) redeem preferred shares by payment pro rata to the then holders of such shares.

In addition to the financial goals articulated in the JV Agreement, the parties to the New Co Agreement agree to cooperate to achieve the following additional financial goals: (i) permitting the Company to fully report the financial results of all PRC-based operations of WFOE as part of the Company’s consolidated financial statements; (ii) qualifying a PRC-based subsidiary of New Co or the Company to conduct equipment leasing activity, and qualifying New Co or the Company as a foreign-invested telecommunications enterprise or other status that would permit New Co or the Company to take a direct percentage ownership interest in JV and/or in the Sino Crossings Network; and (iii) listing the stock of New Co and/or HK Co on an offshore (non-PRC) stock exchange, such as HKSE, NYSE, NASDAQ or London AIM based on the PRC-based operations performed by WFOE.

The Golden Bridge Transaction and Related Agreements

On December 13, 2010, the Company entered into a Subscription and Shareholder Agreement (“Golden Bridge Agreement”) with Golden Bridge Network Communications Co., Ltd. (“GBNC”), a limited liability company organized under the laws of the PRC.  Pursuant to the Golden Bridge Agreement, the Company and GBNC will each contribute certain resources in order to deploy and operate the Golden Bridge Network.  The material terms of the Golden Bridge Agreement are as follows:

GBNC will contribute to the joint venture its right, title and interest in certain assets and entitlements GBNC holds in the PRC, which include existing WBA licenses and concessions in two PRC cites, ISP licenses in 26 PRC cities, GBNC’s rights to apply for additional WBA and ISP licenses in additional cities and regions throughout the PRC, and other contracts and relationships.  The Company will contribute to the joint venture its technical expertise and the investment capital to finance CAPEX and OPEX, and other negative cash flow of the joint venture.

The joint venture between GBNC and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively, “GB Entities”), each referred to in the Golden Bridge Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The GB Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a WFOE under PRC law.  GBNC will subscribe to 51% and the Company 49% of the stock of New Co, respectively. New Co will subscribe to 100% of the stock of HK Co, and HK Co will subscribe to 100% of the stock of WFOE, respectively.  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual entities will be separate for each transaction.

The Board of Directors of each of the GB Entities will be comprised of five Directors, three of whom will be appointed by the Company and two by GBNC.  The Bylaws of each of the Entities will contain various provisions for the protection of majority and minority stockholders, requiring a 75% super-majority vote of shareholders on certain corporate action, and including joint signature on bank accounts (one each by a Director or Officer appointed by the Company and by a Director or Officer appointed by GBNC), and custody of the corporate seal or “chop” of each of the GB Entities to be held in escrow by a neutral third party.

In addition to the GB Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between GBNC and the Company.  The management company will be controlled by the Company and will enter into a management contract with WFOE to provide marketing, sales, additional spectrum acquisition and other services to WFOE.

The Company, or a company controlled by the Company, will purchase and then lease to WFOE at market rates such equipment and other CAPEX assets as are required for deployment of the Golden Bridge Network.  The lease may include an option for WFOE to purchase the equipment for a nominal sum when the total amount of lease payments received equals repayment of all amounts the Company has paid, including financing costs to others, to purchase the equipment.

The following events will each occur within ten days after WFOE is registered to do business:

(i)	The Company will issue to the management company 50 million Shares, of which 5 million Shares have already been issued to GBNC’s Chief Executive Officer, Fu Jian-Hui;

(ii)	The Company will pay $5 million as the initial registered capital of WFOE; and

(iii)
GBNC will transfer to WFOE relevant rights of the assets and entitlements held by GBNC and identified in the Golden Bridge Agreement.  As to any asset or right that is incapable of transfer of ownership, GBNC will cooperate to contract with, lease, or otherwise convey to WFOE all or so much of the beneficial rights in such asset or right to the maximum extent authorized under PRC law.

If the Company fails to deposit the initial registered capital and Shares within the time required, GBNC has the right to terminate the Golden Bridge Agreement.

The $5 million initial registered capital of WFOE will be used to meet part of the cash requirements for CAPEX and OPEX related to deployment and operation of the first two cities to be deployed, Fuzhou and Xiamen, in the Golden Bridge Network.  These are the two cities that GBNC currently has licenses to deploy WBA networks in the PRC.  The Company will also pay or arrange financing for up to $20 million towards other CAPEX and OPEX for deployment and operation of WBA networks in these two cities.  Prior to the registration of WFOE to do business, the Company will advance funds necessary to commence immediately engineering work required for deployment of WBA networks in Fuzhou and Xiamen.

GBNC has applied to obtain WBA licenses for seven additional cities – Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.  If and when such licenses are awarded, the Company will pay to increase the registered capital of WFOE from $5 million to $20 million and will pay or arrange financing for up to $80 million towards other CAPEX and OPEX for deployment and operation of WBA networks in these seven additional cities.

When GBNC obtains WBA licenses for cities in addition to the first nine cities specifically identified, the Company will pay or arrange financing for CAPEX and OPEX required for deployment and operation of WBA networks in those additional cities, based on budgets to be agreed and formulas similar to actual expenses for the first nine cities.

WFOE will be entitled to all revenue that is capable of being realized by the joint venture, including: (i) fees charged to WBA and ISP subscribers; (ii) lease, transport or co-location fees charged to third-party carrier users of any infrastructure equipment; (iii) lease or sale of hardware or devices marketed by WFOE; and (iv) value added services and applications.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of the Company’s consolidated financial statements; (ii) permitting New Co and/or HK Co to control the PRC-based assets of the joint venture, and the revenue to be generated from those assets; (iii) when PRC law allows, transforming WFOE into a foreign-invested telecommunications enterprise (“FITE”), so that the Company’s interests in the GB Entities can be converted to a direct 49% ownership in the FITE; and (iv) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM, in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of GBNC and the Company.

From the proceeds of any public listing of WFOE’s operations on a stock exchange, the Company will be entitled to repayment of the shortfall between lease payments and amounts the Company has paid, including financing costs to others, but without interest to the Company, and repayment of all other amounts the Company has invested in CAPEX or OPEX.

Except as to the proceeds generated by a public listing of WFOE’s operations on a stock exchange, GBNC and the Company contemplate that substantially all excess free cash flow and/or net operating income generated by the joint venture will be re-invested in the form of deploying additional cities and/or expanding geographic coverage and capacity in previously deployed cities for a period of ten years.

All profits in excess of amounts required to deploy additional cities, expand coverage and capacity in previously deployed cities, and other reserves for taxes, working capital, loan repayment, and other contingencies, will be distributed in full in the form of dividends.

ZTE Contract for Golden Bridge Network

On March 14, 2011, the Company and our wholly owned subsidiary, Gulfstream, entered into an Equipment Contract with ZTE for ZTE to manufacture and supply certain infrastructure equipment to be deployed in connection with the Company’s Golden Bridge Network.  The total contract price for the equipment for the first two cities of Fuzhou and Xiamen is $9,570,167.30.  Payment terms include 85% of the total value of the contract as vendor financing to be provided by ZTE, payable over two and one-half years, with a one-year grace period commencing from the first bill of lading date, in three equal semi-annual installments including interest at six-month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment of the 15% down payment is due within ten days after the Golden Bridge WFOE is established.  The duration of the contracts is up to three years during which ZTE will honor initial unit pricing in the current and future cities encompassing the Golden Bridge Network.  The contract is subject to termination under certain commercial circumstances, including the Company’s right to terminate at any time, except as to purchase orders already issued if it determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses the Company is able to secure.

Agreement with Shenzhen VN Technologies Co., Ltd.

On April 1, 2011, the Company and Shenzhen VN Technologies Co., Ltd., (“VN Tech”) a limited liability company organized under the laws of the PRC, entered into a Subscription and Shareholder Agreement (“VN Tech Agreement”).  Pursuant to the VN Tech Agreement, the Company and VN Tech will each contribute certain resources in order to develop technology, patent, manufacture, market, distribute and sell stand-alone electrical power generation or storage media using hydrogen or fuel cells for hydro-chemical energy conversion (“Fuel Cell Systems”).  The material terms of the VN Tech Agreement are as follows:

VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patent, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares.

The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of New Co.  New Co will subscribe to 100% of the stock of HK Co, and HK Co will subscribe to 100% of the stock of WFOE.  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual entities will be separate for each transaction.

The Board of Directors of each of the VN Tech Entities will be comprised of five Directors, three of whom shall be appointed by the Company and two by VN Tech.  The Bylaws of each of the VN Tech Entities will contain various provisions for the protection of majority and minority stockholders, requiring a 75% super-majority vote of shareholders on certain corporate action, and including joint signature on bank accounts (one each by a Director or Officer appointed by the Company and by a Director or Officer appointed by VN Tech) and custody of the corporate seal or “chop” of each of the VN Tech Entities to be held in escrow by a neutral third party.

In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by us, and we will enter into a management contract with WFOE to provide marketing, sales and other services to WFOE.

All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of our consolidated financial statements; (ii) permitting New Co and/or HK Co to control the PRC-based assets managed by WFOE, and the revenue to be generated from those assets; (iii) permitting a PRC-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in the PRC; and (iv) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks, and to recapture some or all of the respective investments of VN Tech and the Company.

The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations, and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

Terminated Agreement with Excel Era Limited

On February 9, 2010, the Company and Excel Era Limited (“Excel”), a Hong Kong corporation, entered into a stock purchase agreement (“Excel Agreement”).  The Excel Agreement provided for Excel to acquire 159,599,803 Shares (representing 36% of the total Shares outstanding), in exchange for the payment of $480,000,000.  The purchase price was payable in four installments.  The first installment of $1,000,000 was paid at closing on February 9, 2010.  A second installment of $29,000,000 was due on or before February 15, 2010.  The third installment of $210,000,000 was due on or before March 1, 2010.  The fourth installment of $240,000,000 was due on or before June 1, 2010.  Under the Excel Agreement, Excel had the right to appoint one new member to the Company’s Board of Directors.  The Excel Agreement prohibited Excel from transferring a variable portion of the total Shares issued to Excel at closing, until Excel has paid the corresponding portion of the total purchase, and provided for return or cancellation of such variable portion of the total Shares in the event Excel failed to pay the equivalent portion of the total purchase price.

On February 15, 2010, we entered into a first amendment to the Excel Agreement with Excel (“First Excel Amendment”).  Under the First Excel Amendment, we agreed that Excel would pay the combined total of the second and third installments called for under the Excel Agreement on or before March 5, 2010.

On March 5, 2010, we entered into a second amendment to the Excel Agreement with Excel (“Second Excel Amendment”).  The substantive terms of the Second Excel Amendment reduced the number of Shares to be purchased by Excel from 159,599,803 (representing 36% of the total issued and outstanding Shares) to 106,399,869 (representing 24% of the total issued and outstanding Shares).  The total purchase price was reduced from $480,000,000 to $320,000,000, and the installment dates and amounts were amended such that, in addition to $1,000,000 paid at closing on February 9, 2010, $239,000,000 was due on or before March 31, 2010 and $80,000,000 was due on or before December 31, 2010.  The number of Shares Excel was prohibited from transferring, and which were subject to return or cancellation upon failure to make any installment when due, was adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On April 1, 2010, the Company exercised its right to terminate the Excel Agreement, as amended by the First Excel Amendment and the Second Excel Amendment (collectively, “Excel SPA”).  In terminating the Excel SPA, the Company reserved its rights and remedies against Excel under the Excel SPA and in connection with all representations by Excel associated therewith.  We retained the $1,000,000 paid by Excel at closing.  We have cancelled the 159,599,803 Shares that were issued to Excel under the Excel Agreement.

Employees

As of the period ending December 31, 2010, the Company had 19 employees, all of which are considered full-time employees.  As of the date of this Report, the Company has 21 employees, all of which are considered full-time employees.

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds the Company has on hand will be deposited in interest bearing notes, such as term deposits or short-term money instruments.  There are no investment restrictions on funds held by the Company.  Presently, the Company does not have any excess funds to invest.

Competition

The PRC and Peruvian markets for WBA, voice and related services are highly competitive.  We compete with existing suppliers and new competitors who continue to enter the market.  Chinacomm, Golden Bridge, Perusat and Sino Crossings compete with several other major telecommunications companies.  Many of these competitors are well established with larger and better developed telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than do Chinacomm, Golden Bridge, Perusat and Sino Crossings.  Their competitors may reduce the prices of their services significantly or may offer WBA connectivity packaged with their other products or services.

We also expect existing and prospective competitors to adopt technologies or business plans similar to our business plans for Chinacomm, Golden Bridge, Perusat or Sino Crossings, or seek other means to develop services competitive with these companies, particularly if their services prove to be attractive in their respective target markets.  There can be no assurances that there will be sufficient customer demand for services offered over the various networks we are deploying in the same markets to allow multiple operators, if any, to succeed.  The industries in which we operate are continually evolving.  Our services may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all. Other competing technologies, such as third-generation high-speed downlink packet access, a fourth-generation mobile telephony communications protocol which allows higher data transfer speeds and capacity, may be developed that have advantages over broadband technology.  Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which Chinacomm, Golden Bridge, Perusat or Sino Crossing deploy their respective Networks, which may allow those operators to compete more effectively.

Effects of Government Regulation

The regulatory authorities in the PRC and Peru have significant discretion in granting licenses, permits and authorizations requisite for the operation of the Chinacomm, Golden Bridge Perusat and Sino Crossings Networks.  The PRC may have no obligation to renew the licenses, permits and authorizations when they expire.  As a result, those authorities may refuse to grant any licenses, permits or authorizations, or renewals thereof, that Chinacomm, Golden Bridge and Sino Crossings may seek for the operations of their respective Networks.  The same is true for Perusat in Peru.  If Chinacomm, Golden Bridge, Perusat and Sino Crossings do not receive any necessary licenses, permits and authorizations, they may have to cease operations or contract operations to third parties who hold the appropriate licenses, permits and authorizations.  Additionally, even where Chinacomm, Golden Bridge, Perusat and Sino Crossings currently holds a license, permit or authorization or successfully obtains a license, permit or authorization in the future, they may be required to seek modifications to the license, permit or authorization or the regulations applicable to the license, permit or authorization to implement the Company’s business strategy.  The occurrence of any of these events would have a material adverse effect on our business. The Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks are subject to extensive regulation that could limit or restrict their respective activities.  The acquisition, lease, maintenance and use of WBA licenses by Chinacomm and Golden Bridge are extensively regulated by the PRC Ministry of Industry and Information Technology (“MIIT”).  For Perusat, WBA licenses are regulated by Peru’s Ministry of Transportation and Communication (“MTC”).  Regulations promulgated by the MIIT (in the PRC) and the MTC (in Peru) are subject to change over time.  In addition, a number of other laws and regulations apply to the business of Chinacomm, Golden Bridge, Perusat and Sino Crossings.  These laws and regulations and their application are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in the PRC and in Peru.  Current regulations directly affect the breadth of services Chinacomm, Golden Bridge, Perusat and Sino Crossings are able to offer and may affect the rates, terms and conditions of services they can provide to the public for a fee.  Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects the business of Chinacomm, Golden Bridge, Perusat and Sino Crossings indirectly.

In addition, the MIIT (in the PRC) and the MTC (in Peru) or other regulatory authorities may in the future restrict the ability of Chinacomm, Golden Bridge, Perusat and Sino Crossings to manage subscribers’ use of their respective Networks, thereby limiting the ability to prevent or manage excessive bandwidth demands of Chinacomm, Golden Bridge and Perusat or the full use of Sino Crossings’ fiber.  To maintain the quality of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Network and user experience, Chinacomm, Golden Bridge, Perusat and Sino Crossing may manage their Network by limiting the bandwidth or the amount of fiber (as the case may be) to be used by subscribers’ applications, in part by restricting the types of applications that may be used over these Networks.  Some providers and users of these applications have objected to this practice.  If the MIIT (in the PRC) and the MTC (in Peru) or other regulatory authorities were to adopt regulations that constrain the ability to employ bandwidth or fiber management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of their services for all subscribers.  A decline in the quality of the services provided by Chinacomm, Golden Bridge, Perusat and Sino Crossings could result in litigation from dissatisfied subscribers.  Any of these developments could have a material adverse effect on our business.

Chinacomm, Golden Bridge, Perusat and Sino Crossings may engage in business activities outside their authorized scope of their WBA licenses or permitted activities in the PRC and Peru, as the case may be.  For companies that exceeded the scope of their business licenses or permitted activities or operated without a license or needed approval in the past, but are now compliant, as well as for any companies that may currently operate without the appropriate license, renewal or approval or outside the scope of their business license or permitted activities, the relevant PRC or Peruvian authorities have the authority to impose fines or other penalties. These fines or penalties can be sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business license of the offending company.  Due to the inconsistent nature of regulatory enforcement in the PRC and in Peru, if Chinacomm, Golden Bridge Perusat and/or Sino Crossings (as the case may be) exceed the scope of their respective business licenses or permitted activities, or operate without the appropriate licenses or approvals in the past or do so in the future, they may be subject to such fines or penalties, including the disgorgement of profits or revocation of their business license.  Fines or penalties of this nature might have a material adverse effect on our business.

Corporate History

The Company was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

On May 21, 2008, we entered into the Reorganization and Merger Agreement pursuant to which the Acquisition Subsidiary merged with and into Trussnet Nevada.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued to the prior shareholders of Trussnet Nevada 66,909,088 Shares and 66,909,089 shares of our Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,600,000 Shares held by our stockholders prior to the merger were returned to us and cancelled.

During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunication industry.  The Company changed its name to China Tel Group Inc. on April 8, 2008 and acquired Trussnet Nevada on May 21, 2008.

We do not hold any patents or material trademarks.  We have not made any material expenditure on compliance with environmental laws or regulations.

Available Information

Shareholders may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.  Shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by accessing http://www.sec.gov.  The address of our website is http://www.chinatelgroup.com

ITEM 1A.                      RISK FACTORS

This Report contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected and the price of our Shares could decline and we might be forced to cease operations.

We may not be able to pay our current obligations.  Our auditors have issued a going concern opinion with respect to our financial statements.  If we are not able to raise substantial additional capital in a timely manner we may be forced to cease operations.

We currently do not have the funds necessary to conduct any meaningful business activity.  As of December 31, 2010, we had only $27,516 of cash and approximately $28.1 million in current liabilities.  Since our inception, we have incurred accumulated losses of approximately $231.9 million.  We are in default on the payment of approximately $2.5 million of our Convertible Notes and our Amended Convertible Notes.  We will require substantial additional capital to finance our planned business operation and expect to incur operating losses in future periods, due to the expense of deploying the Chinacomm, Golden Bridge, Peru and Sino Crossings Networks we are deploying in China and Peru.  We have not realized material revenue since our inception and cannot assure you that we will be successful in generating revenues in the future.  Our auditors have issued a going concern opinion.  This means that there is doubt that we can continue as an ongoing business for the next 12 months.

If we are not able to raise substantial additional capital in a timely manner from Isaac or other sources, we may lose our rights to participate in the operation of the all of the WBA or fiber networks we are deploying in China and Peru and may be forced to cease operations.  Moreover, any agreement we may enter into for additional capital may discourage other equity investments during the term of any such agreement.

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

We are substantially dependent upon our relationship with Chinacomm, Golden Bridge, Perusat and Sino Crossings, which subjects us to a number of significant risks.

Substantially all of our business relates to the build-out of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks.  As described below under "Risks Related to “Chinacomm, Golden Bridge Perusat and Sino Crossings" and "Risks Relating to Doing Business in China and Peru," our dependence on Chinacomm, Golden Bridge. Perusat and Sino Crossings subjects us to a number of significant risks, including, but not limited to, the following:

•
Chinacomm, Golden Bridge, Perusat and Sino Crossings may fail to attract or retain a sufficient number of subscribers to their respective Networks to enable the Company to sustain itself or expand its operations in new markets;

•	Chinacomm, Golden Bridge, Perusat and Sino Crossings may fail to obtain or maintain necessary licenses and permits for their respective operations;

•	The technology being used by Chinacomm, Golden Bridge, Perusat and Sino Crossings may become obsolete or unreliable;

•	PRC laws may limit our ability to collect dividends from operations in the PRC;

•	Peruvian law may limit our ability to collect dividends from operations in Peru;

•	Future revenues denominated in RMB in the PRC may be subject to fluctuations in exchange rates;
•	Chinacomm, Golden Bridge and/or Sino Crossings may fail to share revenue generated by the operation of their respective Networks.

Because we expect to derive a substantial portion of our revenues from contracting services and equipment leasing to Chinacomm, Golden Bridge and Sino Crossings, our business would be adversely affected by any such events at any of these entities.

We have contracted most of our operations through independent contractors; accordingly, this subjects us to a number of significant risks.

Since our acquisition of Trussnet Nevada, we have contracted with independent contractors to perform services, representing substantially all of our operations, including the engineering, architectural and deployment services we provide to Chinacomm, Golden Bridge and Sino Crossings.  If our independent contractors performed their services in an unsatisfactory manner, it would have a material adverse effect on our business.

Our officers and directors own a substantial amount of our common stock and will be able to control the vote on matters submitted to our stockholders.

Our directors and officers currently own 88,778,732 Shares, representing 19% of the outstanding Shares.  Our Chairman and Chief Executive Officer holds irrevocable proxies for 66,909,089 shares of our Series B Common Stock.  Our President owns 66,909,088 shares of our Series B Common Stock.  Series B Common Stock shareholders are entitled to ten votes per share on any issue presented to our shareholders.  As a result, our officers and directors control the vote on any issue presented to the shareholders of the Company and can effect transactions without the consent of other shareholders.  It is unlikely any shareholder or group of shareholders could replace the existing directors or officers.  This concentration of beneficial ownership may also have the effect of delaying or preventing a change in control.

There is limited liquidity for our Shares, and our shareholders may have difficulty selling their Shares.

Our Shares are quoted on the OTC Markets Group’s. quotation system.  However, due to limited trading volume, our shareholders may not be able to sell their Shares in an organized market place.  If this happens, our shareholders might not receive a price per Share which they might have received had there been a larger public market for our Shares.

Our Shares are “penny stocks” and are covered by Section 15(g) of the Exchange Act.  Federal securities laws imposes additional sales practice requirements on broker/dealers who sell Shares, including the delivery of a standardized disclosure document; disclosure and confirmation of quotation process; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our Shares, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of its, his or her Shares.

Sales of our Shares will dilute the interests of our existing shareholders.

We may seek additional funds through the sale of our Shares.  This will dilute the percentage ownership of our existing shareholders.  The magnitude of this dilution will be determined by the number of Shares we will have to issue in the future to obtain the funds required.  Pursuant to the fully diluted calculations to be performed under the A&R Isaac SPA, as set forth above, to the extent the Company issues new Shares, Isaac will also be entitled to the issuance of new Shares.  If the Company elects to issue the already authorized, but unissued, Shares, the number of such Shares would have a dilutive effect of those who hold Shares.  To the extent any of those Shares are issued, there will be a proportionate dilution of the shareholders of our Shares.

The number of our authorized Shares and our Series B Common Stock may discourage unsolicited takeover attempts.

The additional authorized Shares, together with the number of our outstanding Series B Common Stock, may have the effect of discouraging unsolicited takeover attempts, potentially limiting the opportunity for our shareholders to dispose of their Shares at a premium, which is often offered in takeover attempts or that may be available under a merger proposal.

The additional 500 million authorized Shares and the Issuance of 66,909,088 shares of our Series B Common Stock to our President may make it impossible for our shareholders to change management of the Company.

The additional 500 million authorized Shares and the issuance of 66,909,088 shares of our Series B Common Stock to our President may have the effect of permitting our current senior management, including the current members of our Board of Directors, to retain their positions and place them in a better position to resist changes that shareholders wish to make, if they are dissatisfied with the conduct of the Company’s business.

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

●
Obligations imposed by counterparties in such transactions that limit our ability to obtain additional financing or to compete in the PRC, Peru or other geographic areas, or specific lines of business, or other aspects of its operational flexibility; and

●	Inability to predict or anticipate market developments and capital commitments relating to our business or technology.

The anticipated benefit of any of our strategic transactions may never materialize.  Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our Shares, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.  Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.  We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material adverse effect on our business.

The industries in which we operate are continually evolving.  Our services may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all.

The WBA and fiber optic telecommunications industry is characterized by rapid technological change, competitive pricing, frequent new service and product introductions, evolving industry standards and changing regulatory requirements.  Our success will depend upon our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis.  Failure to do so would have a material adverse effect upon our business.

We rely upon highly skilled executives and other personnel.  If we cannot hire, retain and motivate key personnel, we may be unable to implement our business strategy.

Our success will depend largely on the expertise and reputation of George Alvarez, our Chairman of the Board and Chief Executive Officer, and the other members of our senior management team, including Colin Tay, our President, Mario Alvarez, our Chief Operating Officer, Carlos Trujillo, our Chief Financial Officer, Kenneth L. Waggoner, our Executive Vice President Legal, General Counsel and Corporate Secretary, and Kenneth Hobbs, our Vice President of Mergers and Acquisitions.  With the exception of Mr. Tay, none of our senior management team is a party to an employment agreement.  In addition, we intend to hire additional highly skilled individuals to staff our operations in the PRC and Peru.  Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our operations could adversely affect our ability to implement our business strategy and operate our business.

The Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks may fail to attract a commercially viable number of subscribers.

We have incurred significant obligations relating to the deployment of the Chinacomm, Golden Bridge and Sino Crossings Networks in the PRC and the Perusat Network in Peru.  We expect to make significant further expenditures on equipment and construction expenses relating to the deployment of these Networks.  If subscribership to these Networks is insufficient to make the venture commercially viable, we are unlikely to receive revenues from the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks, which would have a material adverse effect upon our business.

Chinacomm, Golden Bridge, Perusat and Sino Crossings may not be granted the requisite licenses, permits or authorizations, or the renewals thereof, in order to operate their respective Networks.

The PRC regulatory authorities have significant discretion in granting licenses, permits and authorizations requisite for the operation of the Chinacomm, Golden Bridge and Sino Crossings Networks in determining the conditions for use of the frequencies and other public assets covered by their licenses, permits and authorizations.  The PRC may have no obligation to renew the licenses, permits and authorizations when they expire.  As a result, those authorities may refuse to grant any licenses, permits or authorizations, or renewals thereof, that Chinacomm, Golden Bridge and Sino Crossings may seek for the operations of their respective Networks.  The same is true for Perusat in Peru.  If Chinacomm, Golden Bridge, Perusat and Sino Crossings do not receive any necessary licenses, permits and authorizations, they may have to cease operations or contract operations to third parties who hold the appropriate licenses, permits and authorizations.  Additionally, even where Chinacomm, Golden Bridge, Perusat and Sino Crossings currently holds a license, permit or authorization or successfully obtains a license, permit or authorization in the future, they may be required to seek modifications to the license, permit or authorization or the regulations applicable to the license, permit or authorization to implement the Company’s business strategy.  The occurrence of any of these events would have a material adverse effect on our business.

The Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks are subject to extensive regulation that could limit or restrict their respective activities.  If Chinacomm, Golden Bridge, Perusat or Sino Crossings fail to comply with these regulations, they may be subject to penalties, including fines and suspensions, which may adversely affect our business.

The acquisition, lease, maintenance and use of WBA licenses by Chinacomm and Golden Bridge are extensively regulated by the PRC Ministry of Industry and Information Technology (“MIIT”).  For Perusat, WBA licenses are regulated by the MTC.  Regulations promulgated by the MIIT and the MTC are subject to change over time.  In addition, a number of other laws and regulations apply to the business of Chinacomm, Golden Bridge, Perusat and Sino Crossings.  These laws and regulations and their application are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in the PRC and in Peru.  Current regulations directly affect the breadth of services Chinacomm, Golden Bridge, Perusat and Sino Crossings are able to offer and may affect the rates, terms and conditions of services they can provide to the public for a fee.  Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects the business of Chinacomm, Golden Bridge, Perusat and Sino Crossings indirectly.

In addition, the MIIT (in the PRC) and the MTC (in Peru) or other regulatory authorities may in the future restrict the ability of Chinacomm, Golden Bridge, Perusat and Sino Crossings to manage subscribers’ use of their respective Networks, thereby limiting the ability to prevent or manage excessive bandwidth demands of Chinacomm, Golden Bridge and Perusat or the full use of Sino Crossings’ fiber.  To maintain the quality of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Network and user experience, Chinacomm, Golden Bridge, Perusat and Sino Crossing may manage their Network by limiting the bandwidth or the amount of fiber (as the case may be) to be used by subscribers’ applications, in part by restricting the types of applications that may be used over these Networks.  Some providers and users of these applications have objected to this practice.  If the MIIT (in the PRC) and the MTC (in Peru) or other regulatory authorities were to adopt regulations that constrain the ability to employ bandwidth or fiber management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of their services for all subscribers.  A decline in the quality of the services provided by Chinacomm, Golden Bridge, Perusat and Sino Crossings could result in litigation from dissatisfied subscribers.  Any of these developments could have a material adverse effect on our business.

The breach of a license or applicable law, even if inadvertent, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines.  In addition, the PRC and Peruvian regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where Chinacomm, Golden Bridge, Perusat and Sino Crossings already have rights to licensed broadband spectrum or use of fiber in connection with a WBA telecommunications network.  In order to promote competition, licenses may also require that third parties be granted access to the bandwidth, frequency capacity, facilities or services offered by Chinacomm, Golden Bridge, Perusat or Sino Crossings.  As a result, these entities may not be able to obtain or retain any required license, and they may not be able to renew their licenses on favorable terms or at all.

Chinacomm, Golden Bridge, Perusat and Sino Crossings may engage in business activities outside their authorized scope of their licenses or permitted activities.  This could subject them to fines and other penalties, which could have a material adverse effect on our business.

Chinacomm, Golden Bridge, Perusat and Sino Crossings may engage in business activities outside their authorized scope of their WBA licenses or permitted activities in the PRC and Peru, as the case may be.  For companies that exceeded the scope of their business licenses or permitted activities or operated without a license or needed approval in the past, but are now compliant, as well as for any companies that may currently operate without the appropriate license, renewal or approval or outside the scope of their business license or permitted activities, the relevant PRC or Peruvian authorities have the authority to impose fines or other penalties. These fines or penalties can be sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business license of the offending company.  Due to the inconsistent nature of regulatory enforcement in the PRC and in Peru, if Chinacomm, Golden Bridge Perusat and/or Sino Crossings (as the case may be) exceed the scope of their respective business licenses or permitted activities, or operate without the appropriate licenses or approvals in the past or do so in the future, they may be subject to such fines or penalties, including the disgorgement of profits or revocation of their business license.  Fines or penalties of this nature might have a material adverse effect on our business.

Chinacomm, Golden Bridge and Perusat have committed to deploy WBA networks using WBA technologies, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.

Chinacomm, Golden Bridge and Perusat intend to deploy WBA Networks.  Sino Crossings intends to install the required equipment to enable the fiber it owns in the PRC to become operable and commercialized.  We cannot assure you that commercial quantities of WBA equipment that meets their requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop, produce or service WBA equipment.  Other competing technologies, such as third-generation high-speed downlink packet access, a fourth-generation mobile telephony communications protocol which allows higher data transfer speeds and capacity, may be developed that have advantages over broadband technology.  Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which Chinacomm, Golden Bridge, Perusat or Sino Crossing deploy their respective Networks, which may allow those operators to compete more effectively.  Additionally, if other network operators, such as Sprint Corporation and Clearwire Corporation in the United States., do not continue to adopt and deploy WBA technology, equipment manufacturers may be unwilling to invest the time, money and resources necessary to develop further infrastructure equipment and end user devices that meet our business needs.  Chinacomm, Golden Bridge, Perusat and Sino Crossings depend upon wide-scale deployment of WBA networks to drive equipment volumes up and pricing down.

Additionally, WBA technology may not perform as we expect.  Accordingly, Chinacomm, Golden Bridge and Perusat may not be able to deliver the quality or types of service they expect.  Chinacomm, Golden Bridge and Perusat may discover unanticipated costs associated with deploying and maintaining their respective WBA telecommunications networks or deliver services they must offer in order to remain competitive.  These risks could reduce subscriber growth and have a material adverse effect on our business.

If third parties fail to develop and deliver the equipment that Chinacomm, Golden Bridge, Perusat or Sino Crossings need for their existing and future networks, we may be unable to execute our business strategy or operate our business.

The Company currently depends on third parties to develop and deliver complex systems, software and hardware products and components for the Networks being deployed by Chinacomm, Golden Bridge, Perusat and Sino Crossings in a timely manner, at a high level of quality. To successfully execute our business strategy, we must not only continue to have third parties produce the software and hardware components we require, and deliver them timely when needed, but we must also continue to further upgrade and evolve the technology for our businesses to remain competitive.  Any failure by our third party vendors to meet these needs may impair our ability to execute our business strategy.

For our planned WBA deployment, we are relying on third parties to develop the network components and subscriber equipment necessary to build and operate the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks and other similar networks throughout the world.  As WBA technology is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts.  The development process for WBA telecommunications network components and subscriber equipment has been lengthy, has been subject to some short-term delays and may still encounter more significant delays.  If these third parties are unable or unwilling to develop WBA telecommunications technology components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy the Chinacomm, Golden Bridge and Perusat Networks or any similar network when we expect, or at all.  If we are unable to deploy these Networks in a timely manner, we may be unable to execute our business strategy.

Many of the competitors of Chinacomm, Golden Bridge, Perusat and Sino Crossings are better established and have significantly greater resources than they have, which may make it difficult to attract and retain subscribers.

The PRC and Peruvian markets for WBA, voice and related services are highly competitive.  Chinacomm, Golden Bridge, Perusat and Sino Crossings compete with several other major telecommunications companies.  Many of these competitors are well established with larger and better developed telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than do Chinacomm, Golden Bridge, Perusat and Sino Crossings.  Their competitors may reduce the prices of their services significantly or may offer WBA connectivity packaged with their other products or services.  For example, a number of WBA providers in the PRC recently offered significant price reductions on their services.  Chinacomm, Golden Bridge, Perusat and Sino Crossings may not be able to reduce their prices or otherwise combine their services with other products or services to remain competitive with these offerings, which may make it more difficult to attract and retain subscribers and could have an adverse effect on our business.

We expect existing and prospective competitors to adopt technologies or business plans similar to our business plans for Chinacomm, Golden Bridge, Perusat or Sino Crossings, or seek other means to develop services competitive with these companies, particularly if their services prove to be attractive in their respective target markets.  There can be no assurances that there will be sufficient customer demand for services offered over the various networks we are deploying in the same markets to allow multiple operators, if any, to succeed.

We may experience difficulties in constructing, upgrading and maintaining the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks, which could adversely affect the satisfaction of their subscribers and reduce our revenues.

Our success and that of Chinacomm, Golden Bridge, Perusat and Sino Crossings depends on developing and providing services that give their subscribers a high quality experience.  Significant resources in constructing, maintaining, improving and operating the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks will be spent.  Additionally, as the number of subscribers using their networks increase, as the usage habits of their subscribers change and as the network operators increase their service offerings, Chinacomm, Golden Bridge, Perusat and Sino Crossings may need to upgrade their Networks to maintain or improve the quality of their services.  If they do not successfully maintain or implement upgrades to their Networks, the quality of the services provided to their subscribers may decline.

We may experience quality deficiencies, cost overruns and delays with their construction, maintenance and upgrade projects, including the portions of their Networks not within our control.  The construction of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks require permits and approvals from numerous governmental bodies, including the MIIT (in the PRC) and the MTC (in Peru).  Such entities often limit the expansion of transmission towers and other construction necessary for the successful deployment of the Networks we are deploying in the PRC and in Peru.  Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects.  In addition, Chinacomm, Golden Bridge and Perusat typically will be required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide its service to its subscribers.  They may not be able to obtain, on terms acceptable to them or at all, the rights necessary to construct the Networks we are deploying and expanding.

We and Chinacomm, Golden Bridge, Perusat and Sino Crossings also may face challenges in managing and operating the Networks we are deploying.  These challenges include ensuring the availability of subscriber equipment that is compatible with the Networks being deployed and managing sales, advertising, customer support and billing and collection functions of the businesses, while providing reliable Network services that meet subscribers’ expectations.  Our failure or the failure of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks in any of these areas could adversely affect customer satisfaction, increase costs, decrease revenues and otherwise have a material adverse effect on our business and prospects for future business.

If the Chinacomm, Golden Bridge or Perusat Networks do not maintain rights to use licensed spectrum in one or more markets in the PRC or in Peru (as the case may be), they may be unable to operate in these markets, which could adversely affect our ability to execute our business strategies.

To offer WBA and related services in the PRC and in Peru, the Chinacomm, Golden Bridge and Perusat Networks depend on their ability to acquire and maintain sufficient rights to use WBA spectrum through ownership or long-term leases in each of the markets in which they operate or intend to operate.  Obtaining the necessary amount of licensed WBA spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of the resources of the Chinacomm, Golden Bridge and Perusat Networks.  They may not be able to acquire, lease or maintain the WBA spectrum necessary to execute their respective business strategies.  In addition, it may be necessary to spend significant resources to acquire WBA spectrum in additional or existing markets, even if the amount of WBA spectrum actually acquired in certain markets is not adequate to deploy the Chinacomm, Golden Bridge and/or Perusat Networks on a commercial basis in all such markets.

Using licensed WBA spectrum, whether owned or leased, poses additional risks to us and to Chinacomm, Golden Bridge and Perusat, including, but not limited to, the following:

●	Inability to satisfy build-out or service deployment requirements upon which some of the WBA spectrum licenses or leases are, or may be, conditioned;

●	Adverse changes to regulations governing the WBA spectrum rights;

●	Inability to use a portion of the WBA spectrum each company has acquired or leased due to interference from licensed or unlicensed operators in each licensed WBA areas or in adjacent WBA areas;

●
Refusal by the MIIT (in the PRC) and the MTC (in Peru), or one or more PRC or Peruvian licensing authorities, to recognize each company’s acquisition or lease of WBA spectrum licenses from others or investments in other license holders;

●
Inability to offer new services or to expand existing services to take advantage of new capabilities of the Chinacomm, Golden Bridge, or Perusat Networks, resulting from advancements in technology due to regulations governing each company’s WBA spectrum rights;

●	Inability to control leased WBA spectrum, due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

●
Failure of the MIIT (in the PRC) or the MTC (in Peru) or other regulators to renew the WBA licenses of Chinacomm, Golden Bridge and Perusat as they expire and their failure to obtain extensions or renewals of their WBA spectrum leases before they expire;

●
Failure to obtain extensions or renewals of WBA spectrum leases on acceptable terms, or an inability to renegotiate such leases on terms acceptable to us or Chinacomm, Golden Bridge and Perusat before they expire;

●	Potentially significant increases in WBA spectrum prices, because of increased competition for the limited supply of licensed WBA spectrum in the PRC and/or Peru; and

●
Invalidation of authorization to use all or a significant portion of the WBA spectrum licensed to Chinacomm, Golden Bridge or Perusat, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

Additionally, other companies hold WBA spectrum rights that could be made available for lease or sale in the PRC and in Peru.  The availability of additional broadband spectrum in the marketplace could change the market value of WBA spectrum rights generally and, as a result, may adversely affect the value of WBA spectrum assets utilized by the Chinacomm, Golden Bridge and Perusat Networks.  The availability of additional fiber in the PRC could also change the market value of fiber generally and, as a result, may adversely affect the value of the fiber owned by Sino Crossings and our business.

Interruption or failure of information technology and communications systems Chinacomm, Golden Bridge, Perusat and Sino Crossings could impair their ability to pay for our services.

Chinacomm, Golden Bridge, Perusat and Sino Crossings may experience service interruptions or system failures in the future.  Any service interruption that adversely affects their ability to operate their business could result in an immediate loss of revenues to us and them.  If they experience frequent or persistent system or network failures, their respective reputations and brands could be permanently harmed.  We may make significant capital expenditures in an effort to increase the reliability of their systems, but these capital expenditures may not achieve the results we expect.

The services provided to consumers of Chinacomm, Golden Bridge, Perusat and Sino Crossings depend on the continuing operation of their various information technology and telecommunications systems, some of which are not within their control.  Any damage to or failure of these systems could result in interruptions in the services they provide to their subscribers.  Interruptions in their services could reduce their and our revenues and profits, and their respective brands could be damaged if people believe their Networks are unreliable.  The systems of Chinacomm, Golden Bridge, Perusat and Sino Crossings are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm such systems and similar events.   Their systems are not fully redundant, and their disaster recovery planning may not be adequate.  The occurrence of a natural disaster or unanticipated problems at their Network centers could result in lengthy interruptions in service and adversely affect operating results.

Chinacomm, Golden Bridge, Perusat and Sino Crossings could be subject to claims that they have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require them to pay damages and could limit their ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to the  technologies or processes utilized by the Chinacomm, Golden Bridge, Perusat Sino Crossings Networks, or that are necessary to permit them to deploy and operate their Networks based on WBA telecommunications technology, or to offer additional services, such as VoIP, competitors may develop or patent such technologies or processes in the future that could adversely affect their operations.  These persons may claim that the services and products of the Chinacomm, Golden Bridge, Perusat or Sino Crossings Networks infringe on these patents or other proprietary rights.  For instance, certain third parties claim that they hold patents relating to certain aspects of WBA telecommunications and VoIP technology.  These third parties may seek to enforce these patent rights against the operators of network providers utilizing such technologies, such as Chinacomm, Golden Bridge, Perusat or Sino Crossings.  Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly.  If any of these companies are found to be infringing the proprietary rights of a third party, it could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all.  Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of the services of the Chinacomm, Golden Bridge, Perusat or Sino Crossings Networks and could require us and them to expend significant resources to develop or acquire non-infringing intellectual property.

If data security measures are breached, the subscribers of Chinacomm, Golden Bridge, Perusat and/or Sino Crossings may perceive their Networks and services as not secure.

The Network security of Chinacomm, Golden Bridge, Perusat and/or Sino Crossings and the authentication of their subscriber credentials are designed to protect unauthorized access to data on their networks.  Because techniques used to obtain unauthorized access to (or to sabotage) networks change frequently and may not be recognized until launched against a target, Chinacomm, Golden Bridge, Perusat and/or Sino Crossings may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage.  Consequently, unauthorized parties may overcome the network security of Chinacomm, Golden Bridge, Perusat and/or Sino Crossings and obtain access to data on their networks, including on a device connected to their networks.  In addition, unauthorized access or sabotage of their networks could result in damage to their networks and to the computers or other devices used by their subscribers.  An actual or perceived breach of network security, regardless of who is ultimately held responsible, could harm public perception of the effectiveness of their security measures, adversely affect their ability to attract and retain subscribers, expose them to significant liability and adversely affect their business prospects.

The business of Chinacomm, Golden Bridge, Perusat and Sino Crossings will depend upon a strong brand, and if they do not maintain and enhance their brands, their ability to attract and retain subscribers may be impaired.

We believe that the brands of Chinacomm, Golden Bridge, Perusat and Sino Crossings are a critical part of their businesses.  Maintaining and enhancing their brands may require them to make substantial investments, with no assurance that these investments will be successful.  If they fail to promote and maintain their brands, or incur significant expenses to promote the brand and yet is unsuccessful in maintaining a strong brand, their business and prospects may be adversely affected.  We anticipate that maintaining and enhancing their brands will become increasingly important, difficult and expensive.

The limited operating history (or lack thereof) may not serve as an adequate basis to judge the future prospects and results of operations of the Chinacomm, Golden Bridge, Perusat or Sino Crossings Networks.

Chinacomm and Perusat have a limited operating history (and Golden Bridge and Sino Crossing have not had any operating history), upon which one can evaluate the viability and sustainability of their businesses.  Accordingly, you should consider their future prospects in light of the risks and uncertainties that other PRC-based and Peruvian-based companies with limited operating history have experienced.  Some of these risks and uncertainties relate to their ability to, among other things, include the following:

●	Attract, retain and motivate qualified personnel;

●	Maintain effective control of their costs and expenses;

●	Expand their market share; and

●	Raise sufficient capital to sustain and expand their business.

If they are unsuccessful in addressing any of these risks and uncertainties, their competitiveness and their future growth, as well as ours, would be adversely affected.

Our contractual arrangements with Chinacomm, Golden Bridge and Sino Crossings may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries in the PRC.  The industry groups that are restricted are wide ranging, including certain aspects of telecommunications (such as the Internet), advertising, food production, and heavy equipment manufacturers, for example.  In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in the PRC, or having “famous brand names” or “well established brand names.” Subject to the review requirements of the Ministry of Commerce in the PRC and other relevant agencies in the PRC for acquisitions of assets and companies in the PRC, and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties, such as Chinacomm, Golden Bridge and Sino Crossings.  The agreements are designed to provide us with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership.  However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations by the PRC, there can be no assurance that the relevant government agency would not apply them to our contractual arrangements with Chinacomm, Golden Bridge or Sino Crossings.  If such an agency determines that such an application should have been made, consequences may include levying fines, revoking business and other licenses (such as for WBA telecommunications), requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business.  Our business and control arrangements with Chinacomm, Golden Bridge and Sino Crossings that are set forth in our agreements with them may not be followed by Chinacomm, Golden Bridge and Sino Crossings, and may not be held enforceable by a court of law or in an arbitration proceeding.    In essence, we may have difficulty enforcing these ownership and control rights.  Therefore, our agreements with Chinacomm, Golden Bridge or Sino Crossings may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.  For example, if Chinacomm, Golden Bridge or Sino Crossings fail to perform their obligations under our agreements with them, we may have to incur substantial costs and expend substantial resources to enforce such agreements and rely on legal remedies under Chinese or Hong Kong law, including seeking specific performance or injunctive relief and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition of our interest in our agreements with Chinacomm, Golden Bridge or Sino Crossings.  In the event we are unable to enforce these agreements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over our target businesses.

The contractual arrangements we enter into with Chinacomm, Golden Bridge and Sino Crossings may be subject to a high level of scrutiny by the PRC tax authorities; the same is true for Perusat under Peruvian law.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities.  If any of the transactions we enter into with Chinacomm, Golden Bridge or Sino Crossings are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC laws, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of us or Chinacomm, Golden Bridge or Sino Crossings, and assess late payment interest and penalties.  A finding by the PRC tax authorities that we or Chinacomm, Golden Bridge or Sino Crossings are ineligible for any such tax savings (or that we are not eligible for tax exemptions) would substantially increase our possible future taxes to be paid in the PRC.  We may face the same result with Perusat in Peru.

If the PRC government finds that our agreements with Chinacomm, Golden Bridge or Sino Crossings do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in their operations.

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

If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC regulatory authorities might have the discretion to, among other things, do the following:

●	Revoke the business and operating licenses of Chinacomm, Golden Bridge or Sino Crossings;

●	Confiscate relevant income and impose fines and other penalties;

●	Discontinue or restrict possible future operations by Chinacomm, Golden Bridge or Sino Crossings in the PRC;

●	Require us and/or Chinacomm, Golden Bridge and Sino Crossings to restructure the relevant ownership structure or operations; and

●	Impose conditions or requirements with which we or Chinacomm, Golden Bridge and/or Sino Crossings may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct business.  In addition, the relevant PRC regulatory authorities may impose further penalties.  Any of these consequences could have a material and adverse effect on our business.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to fluctuating interpretations, which have changed over time.  We thus cannot be certain how the regulations will be applied to our businesses, either currently or in the future.  Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties, resulting in a material and adverse effect on our ability to conduct our business.

As a result of merger and acquisition regulations relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, we expect that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our shareholders, or sufficiently protect shareholder’s interests in a transaction.  These regulations apply to Chinacomm Cayman, GBNC and Sino Crossings.

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

The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets.  The regulations require that, in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year.  Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (“FIEs”) in order to take advantage of certain benefits, including reduced taxation, in the PRC, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment.  Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment.  In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired.  These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders' interests in an acquisition of a Chinese business or assets.

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

The operations and facilities of Chinacomm, Golden Bridge and Sino Crossings in the PRC are subject to extensive regulation, which may subject them to high compliance costs and expose it to penalties for non-compliance.  In addition, they may not be able to obtain required regulatory approvals for their products and services in a cost-effective manner or at all, which could prevent them from successfully developing and marketing its products and services.

Providing and marketing the products and services of Chinacomm, Golden Bridge and Sino Crossings are subject to extensive regulation and review by governmental authorities in the PRC.  The PRC laws and regulations applicable to broadband wireless telecommunications services are wide-ranging and govern, among other things, every aspect of such services.  Any failure to obtain regulatory approvals or clearances or to renew licenses for its products and services could prevent Chinacomm, Golden Bridge or Sino Crossings from successfully marketing their products and services and result in a material and adverse effect on our ability to conduct our business.

The Company, Chinacomm, Golden Bridge and Sino Crossings could be subject to civil liabilities, if we and they fail to comply with applicable laws and regulatory requirements.

Because the Company, Chinacomm, Golden Bridge and Sino Crossings are subject to extensive regulation in the PRC, we and they are subject to the risk that regulations could change in a way that would expose us and them to additional costs, penalties or liabilities.  If additional regulatory requirements are implemented in the PRC, the cost of developing or selling their services may increase, as may the costs to us of fulfilling our obligations under the agreements with Chinacomm, Golden Bridge and Sino Crossings.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on U.S. judgments against us, Chinacomm, Golden Bridge, Perusat or Sino Crossings and each of our and their respective subsidiaries, executive officers, directors, shareholders and others.

Substantially all our asset and personnel are located outside of the United States.  As a result, it may not be possible for investors in the United States to effect service of process within the United States or elsewhere outside the PRC and Peru on us, Chinacomm, Golden Bridge, Perusat or Sino Crossings, or their respective subsidiaries, officers, directors and shareholders, and others, including with respect to matters arising under United States federal or state securities laws.  The PRC and Peru do not have treaties providing for reciprocal recognition and enforcement of judgments of courts with the United States or many other countries.  As a result, recognition and enforcement in the PRC of these judgments in relation to any matter, including United States securities laws and the laws of the Cayman Islands, the Seychelles and Hong Kong, may be difficult or impossible.  Furthermore, an original action may be brought in the PRC against our assets, subsidiaries, officers, directors, shareholders and advisors, only if the actions are not required to be arbitrated by PRC law and the facts alleged in the complaint give rise to a cause of action under PRC law.  In connection with such an original action, a PRC court may award civil liabilities, including monetary damages.

Adverse changes in political and economic policies of the governments in the PRC and Peru could have a material adverse effect on the overall economic growth of the PRC and/or Peru, which could reduce the demand for the products and services offered by Chinacomm, Golden Bridge, Perusat and Sino Crossings and adversely affect their competitive position.

Substantially all of our business operations and the business operations of Chinacomm, Golden Bridge, and Sino Crossings are conducted in the PRC, and substantially all sales of the WBA services and sales of fiber use are made in the PRC.  Accordingly, both our and their businesses, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in the PRC.  The same is true for Perusat in Peru.  However, the Chinese economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

●	The amount of government involvement;

●	The level of development;

●	The growth rate;

●	The control of foreign exchange; and

●	The allocation of resources.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us, Chinacomm, Golden Bridge and/or Sino Crossings.  For example, our growth and expenses may be adversely affected by government control over the distribution of WBA services in the PRC.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, the Chinese government still owns a substantial portion of the productive assets in the PRC.  The continued control of these assets and other aspects of the national economy by the Chinese government could adversely affect our business and the business of Chinacomm, Golden Bridge or Sino Crossings.  The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of Internet connectivity spending in the PRC, which in turn could lead to a reduction in demand for the products and services provided by Chinacomm, Golden Bridge or Sino Crossings and adversely affect our business operations.

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

The PRC legal system is a civil law system based on written statutes.  Unlike in the common law system, prior court decisions may be cited for reference, but have limited precedential value.  Since 1979, the PRC’s legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC.  We are subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises.  However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations and rules involve uncertainties which may limit legal protections available to us.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since the PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy than in more developed legal systems.  These uncertainties may impede our ability to enforce our agreements with Chinacomm, Golden Bridge or Sino Crossings and any other contracts that we may enter into in order to successfully deploy and operate the Chinacomm, Golden Bridge or Sino Crossings Networks.  Furthermore, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States or other countries.  Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of these laws, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us and other foreign investors, including you.  In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of our resources and management attention.

Any revenues from our investment in Chinacomm, Golden Bridge and Sino Crossings will be denominated in RMB and subject to currency fluctuations and currency exchange controls.

The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions.  The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  International pressure on the PRC government could result in a more significant fluctuation of the RMB against the U.S. dollar.  Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into RMB for operations in the PRC, appreciation of the RMB against the U.S. dollar would reduce the RMB amount we receive from the conversion.  Conversely, if we decide to convert RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between RMB and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar.  In addition, since PRC imposes controls over foreign currency exchange, we may encounter difficulty when remitting the revenues generated from our investment in Chinacomm, Golden Bridge and Sino Crossings for various reasons, such as the failure in obtaining appropriate filling or approval, and the change of foreign exchange policy.

Any revenues from our investment in Perusat will be denominated in Nuevo Soles and subject to currency fluctuations.

The change in value of the Nuevo Sol against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the political and economic conditions in Peru.  The Nuevo Sol is permitted to fluctuate within a managed band against a basket of certain foreign currencies.  Any significant revaluation of the Nuevo Sol may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into Nuevo Soles for operations in Peru, appreciation of the Nuevo Sol against the U.S. dollar would reduce the Nuevo Soles amount we receive from the conversion.  Conversely, if we decide to convert Nuevo Soles into U.S. dollars, appreciation of the U.S. dollar against the Nuevo Sol would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between Nuevo Sol and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar.

Regulations relating to offshore investment activities by the PRC residents may limit our ability to pay dividends to us and our ability to increase our investment in Chinacomm Cayman, Golden Bridge and Sino Crossings.

In October 2005, SAFE issued a circular entitled “Circular on several issues concerning foreign exchange regulation of corporate finance and round-trip investments by PRC residents through special purpose companies incorporated overseas,” or Circular No. 75 (“Circular 140.75”.  Circular No. 75 states that if residents of the PRC use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies and must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in the PRC to guarantee offshore obligations.  In May 2008, SAFE issued relevant guidance to its local branches with respect to the operational process for Circular No. 75, which standardized more specific and stringent supervision on the registration according to Circular No. 75.  The new guidance requires any PRC resident holding shares or options in a special purpose company to register with local SAFE and imposes obligations on onshore subsidiaries of the special purpose company to coordinate and use such registration.  Failure of our Chinese partners to comply with relevant requirements under Circular No. 75 could subject us to fines or sanctions that the PRC government imposes, including restrictions on our ability to pay dividends to us and our ability to increase our investment in Chinacomm Cayman, Golden Bridge or Sino Crossings.

There is a risk that the Company may not be able to meet its financial obligations in connection with the Chinacomm, Golden Bridge and Sino Crossings and VN Tech joint ventures, resulting in a loss of the business opportunity represented by these joint ventures.

Any material default by the Company in connection with its obligations under each of the joint venture agreements with Chinacomm, Golden Bridge and Sino Crossings may be a basis to terminate our joint venture agreement with our joint venture partners.  For example, if we fail to deposit the initial registered capital and shares within the time required, Golden Bridge has the right to terminate the Golden Bridge Agreement.  Termination of any of these relationships could have a materially adverse effect on our business.

The Company’s impasse with Chinacomm could result in the termination of the TCP Subscription Agreement and Addendum, or the need to institute arbitration to enforce its terms.

Chinacomm has informed the Company that, in order to activate Yunji, changes must be made to the Gulfstream Subscription Agreement and to the TCP Subscription Agreement and Addendum that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as a “chop”) of Yunji.  The Company has rejected Chinacomm’s proposal and has refused to authorize the release of the funds held in Chincomm Cayman’s bank account to Yunji.  The Company is in negotiations with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.  If the impasse is not resolved, this may result in the termination of the TCP Subscription Agreement and Addendum, or the need to institute arbitration to enforce its terms, either of which could adversely affect the financial condition of the Company.

Heightened enforcement of PRC and/or Peruvian environmental laws and regulations may result in higher costs of compliance with these laws and regulations and costs of raw materials.

The businesses of Chinacomm, Golden Bridge and Sino Crossings and their properties are subject to the PRC laws and regulations relating to the protection of the environment, natural resources and worker health and safety and controlling the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials.  Because Chinacomm, Golden Bridge and Sino Crossings leases and operates real property, various environmental laws also may impose liability on it for the costs of cleaning up and responding to hazardous substances that may have been released on the property it utilizes, including releases unknown to any of them.  The same is true for Perusat under the law of Peru.  These environmental laws and regulations also could require us or these companies to pay for excessive discharge fees and take remedial actions.  The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our business.

In addition, our raw material costs have been rising, and may continue to rise, due to suppliers being subject to increasing enforcement of these environmental laws and regulations.  This could also adversely affect our profitability by increasing its cost to perform its obligations under the Chinacomm Agreements.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                      DESCRIPTION OF PROPERTY.

We currently occupy space pursuant to a one year lease at 12526 High Bluff Drive, Suite 155, San Diego, California 92130.  Our subsidiary Perusat currently occupies space on a month-to-month basis at Avenida Camino Real 493, Oficina 1101, San Isidro, Lima, Peru.

ITEM 3.                      LEGAL PROCEEDINGS.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California.  The complaint alleged a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempts to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Motion”) attempting to enforce a garnishment of any funds Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled this case for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  Through the date of this Report, the Company has paid $160,000 pursuant to the Fischer Settlement Agreement.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez will receive $113,982.12 and will receive the same amount of the 15th of the following 5 months pursuant to the Gomez Settlement Agreement.

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Action (“Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB for the ten-day period proceeding the first day of the month in which a monthly settlement payment is being made.

On March 24, 2010, VRT Square, LP filed a complaint against Mario Alvarez and 18 other named defendants in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL.  The complaint alleges numerous causes of action against the defendants.  The only cause of action that is currently alleged against the Company is the second cause of action.  That cause of action seeks damages of approximately $1,100,000 arising from an alleged conspiracy to effectuate a fraudulent transfer of the Company’s Series A Common Stock and a conspiracy to defraud.  The lawsuit remains at a very preliminary stage.  The Company is vigorously defending the lawsuit and believes the allegations against the Company are totally meritless.

During 2009, the Company received several notices of levy from the Internal Revenue Service (the "IRS"), for each of Trussnet Delaware and Trussnet USA Development, Inc. During 2010, the Company sent the IRS $311,465.57 that the Company owed to Trussnet Delaware as of the date of the levy then in effect.  In subsequent correspondence, the IRS has alleged that the Company held $29,283.53 payable to Trussnet Delaware and $317,615.21 payable to Trussnet USA Development Inc. as of the date of each levy, and has threatened litigation against the Company for failure to comply with the levies.  In response, ChinaTel sent the IRS an additional $382.85 that was then owed to Trussnet Delaware.  The Company is unaware of any suit having been filed by the IRS to enforce any such levy.  The Company maintains that it has never owed any amounts to Trussnet USA Development, Inc.  Further, it is the Company's understanding that Trussnet Delaware has satisfied its tax liability in full.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Reserved.]

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until February 23, 2011, our Shares were quoted on the OTCBB under the symbol CHTL.  Effective February 23, 2011 our Shares have been quoted on the OTC Markets Group’s quotation system under the symbol CHTLQB.

The reported high and low sales price information for the common stock as reported on the OTCBB are shown below for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter	High 2009	Low 2009	High 2010	Low 2010
First Quarter	$0.88	$0.22	$2.00	$0.47
Second Quarter	$0.51	$0.19	$0.75	$0.31
Third Quarter	$1.05	$0.41	$0.42	$0.19
Fourth Quarter	$1.89	$0.33	$0.24	$0.14

On December 31, 2010, the last sale price of our Shares as reported on the OTCBB was $0.17 per Share.

There are no outstanding options or warrants to purchase our securities.  As of December 31, 2010, we were obligated to issue but had not yet issued 19,092,659 Warrants to Isaac pursuant to the A&R Isaac SPA.  As of December 31, 2010, we have issued and outstanding approximately $2.5 million of promissory notes, as amended (if applicable) which are convertible into an aggregate amount of up to 4,470,871 of our Shares based upon our Share price on December 31, 2010.  From December 31, 2009 through December 31, 2010, convertible notes representing $8,897,949, have been converted into 15,975,530 Shares.

As of the date of this Report, there are approximately 7,873 record holders of our Shares and 45 record holders of our Series B Common Stock.  There are approximately 7,918 beneficial holders of our Shares and Series B Common Stock.

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.

Equity Compensation Plan Information

Effective October 27, 2008, the Company adopted a Stock Option Plan (“the Plan”) that provides for the grant of up to 8,000,000 stock options (“Options”).  The Plan has a term of five years.  The Plan is administered by the Company’s Board of Directors or by a committee appointed by the Board (collectively, “the Board”).  The Board has the authority to determine the number of Options to be granted, the eligible individuals to whom Options will be granted, the price of the Options, the term and exercise schedule of each Option granted and other relevant determinations under the Plan.  The Plan provides for a procedure to exercise any Options granted.  No Options have been granted under the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	8,000,000
Total:	--	--	8,000,000

Since inception, the Company has issued the following unregistered Shares of its Series A Common Stock to the following shareholders:

Date:	Name	Shares	Valuation	Use of proceeds	Nature of transaction

04/11/2008	Trussnet Shareholders	66,909,089	0.010	Paid-in capital	Acquisition of ChinaTel
3/20/2009	Mario Octovio Navarro Alvarez	981,000	0.430	Contract	Acquisition of Perusat
3/20/2009	Rafael Isaias Samanez Zacarias	18,900	0.430	Contract	Acquisition of Perusat
3/23/2009	Strategic Partners Consulting, LLC	1,000,000	0.470	Compensation	Consulting
6/18/2009	Ken Waggoner	2,000,000	0.350	Compensation	Consulting
6/22/2009	Nien Chi Liao	2,000,000	0.350	Compensation	Consulting
6/22/2009	Li Chen Chiu	1,000,000	0.350	Compensation	Consulting
8/12/2009	Negotiart of America, Inc.	2,500,000	0.690	Compensation	Consulting
8/25/2009	Mario Alvarez	3,000,000	0.630	Compensation	Consulting
8/31/2009	Convertible Note Holders	23,991,144	0.303	Reduction of debt	Convertible note
9/8/2009	Trust F/968	10,219,858	0.261	Reduction of debt	Convertible note
9/15/2009	McNamara & Trenkmann	180,761	0.303	Reduction of debt	Convertible note
9/24/2009	Cohen & Bried	548,120	0.303	Reduction of debt	Convertible note
9/24/2009	Harlan & Heiliger	241,530	0.455	Reduction of debt	Convertible note
9/29/2009	Norton & Norton	781,736	0.531	Reduction of debt	Convertible note
9/30/2009	Jorge Mendiola Buttner	2,086,162	0.259	Reduction of debt	Convertible note
9/30/2009	Daniel Schwarz	313,097	0.512	Reduction of debt	Convertible note
9/30/2009	Athena Bradburn	29,993	0.950	Reduction of debt	Convertible note
9/30/2009	Jorge Angel	140,538	0.492	Reduction of debt	Convertible note
10/14/2009	Negotiart, Inc.	5,000,000	0.430	Compensation	Consulting
10/16/2009	Luis Quintana Isaac	929,556	0.439	Reduction of debt	Convertible note
11/4/2009	Maria Del CarmenArechiaga	96,760	0.353	Reduction of debt	Convertible note
11/4/2009	Enrique Leon Olivier Barbarroux	96,760	0.353	Reduction of debt	Convertible note
11/12/2009	Juan Francisco Pulido Avalos	404,187	0.339	Reduction of debt	Convertible note
11/17/2009	Fernanda Alvarez Morphy	1,728,985	0.355	Reduction of debt	Convertible note
11/17/2009	Lorenza Alvarez Morphy	2,049,506	0.338	Reduction of debt	Convertible note
12/2/2009	Hector Adrian Peralta Morett	139,588	0.345	Reduction of debt	Convertible note
12/2/2009	Javier Morales	2,021,693	0.338	Reduction of debt	Convertible note
12/2/2009	Sebastian C. Mendizabal Campero	216,748	0.321	Reduction of debt	Convertible note
12/2/2009	Patricio Morett Rivera	190,740	0.361	Reduction of debt	Convertible note
12/2/2009	Ryan Alvarez	500,000	0.536	Compensation	Consulting
12/2/2009	Stephanie Alvarez	100,000	0.536	Compensation	Consulting
12/2/2009	Nathan Alvarez	250,000	0.536	Compensation	Consulting
12/2/2009	Judy Chen	20,000	0.536	Compensation	Consulting
12/2/2009	Lien-Chao Chen	1,000,000	0.536	Compensation	Consulting
12/2/2009	Barry R. Freeman	1,000,000	0.536	Compensation	Consulting
12/2/2009	Li Gao	15,000	0.536	Compensation	Consulting
12/2/2009	May Ho	50,000	0.536	Compensation	Consulting
12/2/2009	Karen Ho	30,000	0.536	Compensation	Consulting
12/2/2009	Aibin Li	10,000	0.536	Compensation	Consulting
12/2/2009	Pei-Chen Liao	50,000	0.536	Compensation	Consulting
12/2/2009	Steve Lin	10,000	0.536	Compensation	Consulting

12/2/2009	Larry Liu	10,000	0.536	Compensation	Consulting
12/2/2009	Yun Sheng Liu	30,000	0.536	Compensation	Consulting
12/2/2009	Sara Pinneo	20,000	0.536	Compensation	Consulting
12/2/2009	Chin Yi Tseng	10,000	0.536	Compensation	Consulting
12/2/2009	Amy Tung	30,000	0.536	Compensation	Consulting
12/2/2009	Hongjin Xing	500,000	0.536	Compensation	Consulting
12/2/2009	Colin Tay	4,000,000	0.536	Compensation	Consulting
12/11/2009	Ana Amelia Alvarez Morphy	2,141,963	0.326	Reduction of debt	Convertible note
12/11/2009	Fernando Vega Coronado	158,223	0.436	Reduction of debt	Convertible note
12/11/2009	Lourdes Schroeder	179,326	0.387	Reduction of debt	Convertible note
12/16/2009	Crystal Research Associates LLC	110,000	0.880	Compensation	Consulting
12/18/2009	Jay Roger Morgner	401,339	0.950	Reduction of debt	Convertible note
12/31/2009	Lizanne & Thomas Jankowski	90,949	0.380	Reduction of debt	Convertible note
12/31/2009	Mauricio Gomez Baez	605,057	0.577	Reduction of debt	Convertible note
12/31/2009	Richard S. Trenkmann	30,636	0.950	Reduction of debt	Convertible note
12/31/2009	Venture Capital First LLC	103,069	0.950	Reduction of debt	Convertible note
12/31/2009	Wolfgang Prill	92,310	0.374	Reduction of debt	Convertible note
12/31/2009	Mauricio Arnaud Bailleres	543,243	0.639	Reduction of debt	Convertible note
12/31/2009	Fabian Arnaud Baillieres	543,243	0.639	Reduction of debt	Convertible note
12/31/2009	Investment Index and Equities Fund LP	64,987	0.532	Reduction of debt	Convertible note
12/31/2009	American Answering and Mailing	30,943	0.950	Reduction of debt	Convertible note
12/31/2009	Francisco Casasus	561,973	0.361	Reduction of debt	Convertible note
12/31/2009	Janet Schwarz	44,211	0.942	Reduction of debt	Convertible note
12/31/2009	Robert Lindauer	246,579	0.950	Reduction of debt	Convertible note
12/31/2009	Bernard Sweeney	54,234	0.647	Reduction of debt	Convertible note
12/31/2009	Terrace Investments	65,095	0.542	Reduction of debt	Convertible note
12/31/2009	Alfredo Mora Arana	191,170	0.727	Reduction of debt	Convertible note
12/31/2009	Matthew Budds	79,833	0.950	Reduction of debt	Convertible note
12/31/2009	Bernardo Gomez Martinez	4,463,684	0.950	Reduction of debt	Convertible note
12/31/2009	Jeff Johnson	166,185	0.950	Reduction of debt	Convertible note
12/31/2009	William Lyna	223,416	0.950	Reduction of debt	Convertible note
12/31/2009	Mel and Helen Speegle	56,448	0.633	Reduction of debt	Convertible note
12/31/2009	Michael D Jones	61,491	0.950	Reduction of debt	Convertible note
12/31/2009	Robert & Nancy Lutz	37,304	0.950	Reduction of debt	Convertible note
2/22/2010	Brian McDonald	29,101	0.950	Reduction of debt	Convertible note
4/9/2010	Roberto Aguilar	69,358	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Jose Arana	181,651	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Lee Clements	60,550	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Mark Fields	541,284	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Isidoro Gutierrez	460,425	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Jaysen Gutierriz	89,450	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Kenneth Hobbs	353,171	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Tim Hoopes	152,402	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Horwitz Cron & Jasper	156,285	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Henry Lobpdell	165,138	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Tim Matula	70,471	0.545	Settlement of accrued expenses	Consulting
4/9/2010	Susan Mulligan	136,662	0.545	Settlement of accrued expenses	Consulting

4/9/2010	Mario Navarro	41,284		0.545		Settlement of accrued expenses	Consulting
4/9/2010	Mario Navarro	450,046		0.545		Contract	Acquisition of Perusat
4/9/2010	Rafael Isaias Samanez Zacarias	8,670		0.545		Contract	Acquisition of Perusat
4/9/2010	Ann Stowell	144,336		0.545		Settlement of accrued expenses	Consulting
4/9/2010	Alex Ternero	28,500		0.790		Settlement of accrued expenses	Consulting
4/9/2010	Carlos Trujillo	407,567		0.545		Settlement of accrued expenses	Consulting
4/9/2010	Ken Waggoner	406,755		0.545		Settlement of accrued expenses	Consulting
4/21/2010	Trussnet USA, Inc. (Delaware)	22,727,272		0.457		Settlement of AP	R&D
5/4/2010	Nathan Alvarez	61,927		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Ryan Alvarez	165,138		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Stephanie Alvarez	46,514		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Manuel Gonzalez	70,929		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Marisol Gonzalez	45,235		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Leslie Gutierrez	86,697		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Richard Gutierrez	108,257		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Ryan Alvarez	165,137		0.545		Settlement of accrued expenses	Consulting
5/4/2010	Paul Trubenbach	69,725		0.545		Settlement of accrued expenses	Consulting
5/6/2010	Trussnet USA, Inc. (Delaware)	29,069,767		0.338		Settlement of AP	R&D
6/9/2010	Isaac Organization Inc.	9,333,334	(1)	0.847	(2)	Equity financing of operations	Isaac Stock Purchase
6/10/2010	Trussnet Capital Partners HK, Ltd.	58,867,119		0.416		Extension payment for investment	TCP Note
6/11/2010	Trussnet USA, Inc. (Delaware)	21,179,986		0.465		Settlement of AP	R&D
6/22/2010	Convertible note holders	9,378,336		0.556		Reduction of debt	Convertible note
6/22/2010	Convertible note holders	295,979		0.556		Reduction of debt	Convertible note
6/24/2010	Convertible note holders	2,264,083		0.556		Reduction of debt	Convertible note
6/24/2010	Madrazo	1,164,375		0.556		Reduction of debt	Convertible note
6/28/2010	Convertible note holders	2,957,037		0.556		Reduction of debt	Convertible note
6/30/2010	Proud Investments	219,831		0.556		Reduction of debt	Convertible note
7/26/2010	Trussnet USA, Inc. (Delaware)	10,526,316		0.950		Settlement of AP	R&D
9/16/2010	Steve Chaussey	200,000		0.250		Compensation	Consulting
9/16/2010	Dian Griesel	240,000		0.250		Compensation	Consulting
9/16/2010	J Kevin Moran	60,000		0.250		Compensation	Consulting
9/21/2010	Trussnet USA, Inc. (Delaware)	7,387,298		0.950		Settlement of AP	R&D
10/25/2010	Perezcalva	998,668		0.200		Reduction of debt	Convertible note
11/1/2010	Caston Family Trust	248,975		0.170		Reduction of debt	Convertible note
11/1/2010	Perezcalva	621,077		0.170		Reduction of debt	Convertible note
12/1/2010	Horwitz & Cron LP	515,376		0.150		Settlement of AP	Legal
12/1/2010	Perezcalva	722,763		0.150		Reduction of debt	Convertible note
12/1/2010	Isaac Organization Inc.	10,674,230		0.847	(2)	Equity financing of operations	Isaac Stock Purchase
12/1/2010	Azur Capital SDN BHD	9,000,000		0.150		Investment	Sino Crossing joint venture
12/1/2010	Robert Chen	30,428		0.545		Settlement of accrued expenses	Consulting
12/20/2010	Fu Jian-Hui	5,000,000		0.180		Investment	Golden Bridge joint venture
1/10/2011	Perezcalva	684,044		0.390		Reduction of debt	Convertible note
1/10/2011	De Teresa Felipe	666,699		0.174		Reduction of debt	Convertible note
1/10/2011	De Teresa Joaquin	887,817		0.174		Reduction of debt	Convertible note
1/10/2011	Joinmax	5,391,688		0.270		Settlement of AP	R&D
1/26/2011	Martin Cueva	53,356		0.210		Reduction of debt	Convertible note
2/10/2011	Perezcalva	508,130		0.180		Reduction of debt	Convertible note
2/10/2011	De Teresa Felipe	495,246		0.234		Reduction of debt	Convertible note
2/10/2011	De Teresa Joaquin	659,499		0.234		Reduction of debt	Convertible note
2/18/2011	Joinmax	4,427,895		0.264		Settlement of AP	R&D

3/7/2011	De Teresa Joaquin	689,597	0.224		Reduction of debt	Convertible note
3/21/2011	Joinmax	5,321,790	0.259		Settlement of AP	R&D
4/6/2011	De Teresa Joaquin	733,579	0.210		Reduction of debt	Convertible note
4/12/2011	Isaac Organization	9,158,546	0.847	(2)	Equity financing of operations	Isaac Stock Purchase

________________
(1) Number of shares is net of certificate issued and subsequently cancelled under original Isaac stock purchase agreeement.
(2) Share price has been averaged to total dollars received divided by total shares issued to take account of fully diluted calculation.

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

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

We believe it is important to communicate our expectations to our shareholders.  However, there may be events in the future that we are not able to predict accurately over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we described in our forward-looking statements, including among other things:

●	Our ability to raise sufficient capital to finance our operations;

●	Competition in the industry in which we do business;
●	Legislation or regulatory environments;
●	Requirements or changes adversely affecting the businesses in which we are engaged; and
●	General economic conditions.

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

Our business focuses on the deployment and operation of WBA telecommunications networks.  We currently have three distinct operations in the PRC and one in Peru.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, we have entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over networks.  The Company contributes to the joint venture its technical expertise in deploying and operating networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a WOFE under PRC law.  The Company and the particular partner for each joint venture each subscribe to shares in the Cayman corporation to reflect the respective equity interests of each partner in the joint venture.  The creation of a Hong Kong subsidiary establishes an alternative vehicle to the Cayman corporation for future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that venture’s operations will flow.  Each joint venture project is further described below.

1.           CECT-Chinacomm Communications Co., Ltd.  Under our joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”) we have the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which we paid $5 million in May 2008 when we, through our subsidiary Gulfstream Capital Partners, Ltd. (“Gulfstream”) entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  In turn, Chinacomm agreed to transfer to the Chinacomm Cayman rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout the PRC.  The proceeds of our investment will be used to pay for equipment and services to design, engineer, install and operate a telecommunication network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to PRC residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.           Perusat S.A.  Through our 95% subsidiary, Perusat S.A. (“Perusat”), a Peruvian company that holds appropriate WBA licenses and concessions, we are in the process of deploying a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru (Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Thus far, we have designed the network, have selected the equipment and software necessary for the network, have selected and leased the sites for installation of the equipment and have contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate our WBA telecommunications network in Peru (“Perusat Network”).  We are awaiting delivery of the equipment we have ordered that, following its installation and optimization, will enable us to operate the Perusat Network.

3.           Golden Bridge Network Communications Co., Ltd.  Under our joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), we will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  We will pay for the capital expenditures (“CAPEX”) and operating expenses (“OPEX”) necessary to deploy and operate a WBA telecommunications network in PRC cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to PRC residents, business and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  We have signed a contract with ZTE Corporation to supply the equipment needed for Phase 1 and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  Golden Bridge has also applied for WBA licenses in seven additional cities: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

4.           Sino Crossings.  We have entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by our joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, we will subscribe to 51% of the equity interest in China Crossings Limited, a recently formed Cayman corporation (“China Crossing Cayman”).  Our other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of the fiber assets. Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

5.           VN Tech.  We have entered into a joint venture relationship with Shenzhen VN Technologies Co., Ltd., a PRC limited liability company (“VN Tech”).  We will subscribe to 51% of the equity interest in a new Cayman corporation to be organized and VN Tech will subscribe to 49%.  The joint venture will manufacture, market and sell hydrogen fuel cell systems (“Fuel Cell Systems”) that provide back-up power for infrastructure equipment used in telecommunications networks.  The Company will be entitled to a 10% price discount on fuel cell systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our audited consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the audited consolidated financial statements included herein for the period ended December 31, 2010.

Revenue Recognition

We recognize revenue from product sales and services in accordance with ASC subtopic 605-10, Revenue Recognition requiring four basic criteria to be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates ASC subtopic 605-25, “Multiple-Element Arraignments.”  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on our financial position and results of operations was not significant.

Loss Per Share

In accordance with ASC subtopic 260-10, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of Shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional Shares that would have been outstanding if the potential Shares had been issued and if the additional Shares were dilutive.  As December 31, 2010, we had approximately 4.5 million Shares related to the issuance of debt instruments and 19.1 million warrants that could be converted into Shares, if all debt instruments were converted.  Diluted loss per Share is not presented, because the issuance of these additional Shares would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Research and Development Expenses

We account for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.

Convertible Instruments

Our derivative financial instruments consisted of embedded derivatives related to the 10% Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended Convertible Notes (estimated at $14.1 million) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At December 31, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 121.7%; risk free interest rate of 0.19%, and recorded non-operating income of $2,259,768 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2010 is $149,248.

Goodwill and Identifiable Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At December 31, 2010, all goodwill is related to the acquisition of Perusat.  In accordance with ASC subtopic 305-10, Intangibles, Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter or when events indicate that impairment exists.  As required by ASC 305-10, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, record the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment, only when events or circumstances indicate the carrying value may be impaired in accordance with ASC subtopic 360-10, Property, Plant and Equipment.

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

Results of Operations

Year ended December 31, 2010 as compared to the year ended December 31, 2009.

Our revenue, cost of sales and expenses for the year ended December 31, 2010 are based on our acquisition of a 95% interest in Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Revenue:

2010	2009
$955,311	$657,876

Our revenue for the year ended December 31, 2010 increased by $297,435 or 45.2% over the previous year.  This revenue is attributable solely to the activity of Perusat. For 2009, the revenue relates to a shorter period due to the Perusat acquisition date of April 15, 2009.

Cost of Sales:

2010	2009
$1,103,708	$521,719

Our cost of sales for the year ended December 31, 2010 was $1,103,708, or 115.5% of sales as compared to $521,719 or 79.3% of sales for the year ended December 31, 2009.  The costs incurred relate to Perusat’s business activities.  In 2010, the costs relate to the entire year.  For 2009, the costs relate to a shorter period due to the Perusat acquisition date of April 15, 2009.

Selling, General and Administrative Expenses:

2010	2009
$6,655,712	$54,903,262

Our selling, general and administrative expenses for the year ended December 31, 2010 was $6,655,712, as compared with $54,903,262 for the same period in 2009, a decrease of $47,247,550..  A substantial portion of the selling, general and administrative expenses during 2009 were non-recurring costs associated with consultants to explore potential business opportunities.  Many of these consultants were compensated with Shares in lieu of cash, with attendant price premium compared to payment with cash.

Extension Fees and Interest Paid to TCP

2010	2009
$35,489,721	$0

During the year ended December 31, 2010, we issued an aggregate of 58,867,119 Shares and $11,001,000 in cash to extend our option to acquire a 49% interest in Chinacomm Cayman.

Research and Development:

2010	2009
$18,845,705	$9,757,038

Our research and development costs for the year ended December 31, 2010 were $18,845,705, as compared with $9,757,038 for the same period in 2009.  This increase is directly related to a significant increase in the cost of performing feasibility studies: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deemed necessary to deploy the WBA telecommunications the Company was deploying in the PRC during 2010.

Impairment loss:

2010	2009
$7,750,000	$1,008,290

As of December 31, 2010, we evaluated for impairment the fair value of our investment in Chinacomm and determined that an impairment loss of $7,750,000 should be recognized. During the year ended December 31, 2009, we performed an evaluation of its goodwill acquired with our Perusat S. A. acquisition for purposes of determining the implied fair value of the assets at December 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $1,008,290, net of tax, during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value.

Other income (expense):

2010	2009
$1,031,524	$(110,021)

Other income for the year ended December 31, 2010 is principally a $1,000,000 non-refundable deposit made by Excel Era Limited that was forfeited.

Gain on settlement of debt:

2010	2009
$233,577	$1,076,189

During the years ended December 31, 2010 and 2009, we settled outstanding debt obligations issued previously through our broker/dealer resulting in a net gain on settlement of $233,577 and $1,076,189, respectively.

Gain on Change in Fair Value of Debt Derivative:

2010	2009
$2,259,768	$23,756,870

For the year ended December 31, 2010, we incurred a non cash gain of $2,259,768 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to $23,756,870 for same period in 2009.  The reduction in gain for 2010 is attributable to a reduced balance of total Convertible Notes outstanding due to conversions to Shares.

Interest Expense:

2010	2009
$973,404	$15,243,559

For the year ended December 31, 2010, our interest expense was $973,404 as compared to $15,243,559 for the same period in 2009.  For the year ended December 31, 2009, our interest expense of $15,243,559 included approximately $12.5 million in amortized debt discount relating to our convertible notes issued on November 17, 2008.

Net Loss:

2010	2009
$66,592,673	$56,041,182

Our net loss of $66,592,673 for the year ended December 31, 2010 is the result of the factors described above.

Liquidity and Capital Resources

We have utilized approximately $49 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman, including extension fees paid to TCP, advances on a failed investment, commissions paid on our Convertible Notes and our Amended Convertible Notes, and deposit for property, plant and equipment.

The following table presents a summary of our sources and uses of cash for the year ended December 31, 2010 and for the period from our inception (April 8, 2008) to December 31, 2010:

	2010	For the year Ended December 31, 2010
Net cash used in operating activities:	$(15,935,564)	$(40,563,757)
Net cash used in investing activities	$(3,535,313)	$(8,460,490)
Net cash provided by financing activities	$(19,444,185)	$49,030,387
Increase in cash and cash equivalents	$27,516	$27,516

Operating Activities

The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks, and the payment of commissions on the Convertible Notes and Amended Convertible Notes.

Investing Activities

The cash used in investment activities consists of our payments of $7.75 million toward the purchase of our interest in Chinacomm Cayman., and a deposit of approximately $640,000 for infrastructure equipment for our Peru wireless broadband project.

Financing Activities

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, common stock subscription and advances from shareholders.  The Convertible Notes matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note.  In that case, the due date is ninety days from the date the Company receives a notice of redemption from the convertible note holder.  Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of December 31, 2010: (i) litigation installment payments of $1,643,893; (ii) notes payable to related parties of $475,000; (iii) notes payable of $338,447; (iv) convertible notes of $1,955,423; (v) advances from officers of $1,125,692; (vi) accounts payable and accrued expenses of $22,395,323; and sales, general and administrative expenses of approximately $750,000 per month for San Diego and Peru operations (additional future SG&A for joint venture projects in the PRC cannot currently be estimated as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

Since our inception, we have incurred accumulated losses of approximately $231.9 million.  As of December 31, 2010, we had cash of $27,516 and liabilities of approximately $28.1 million, which are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2010, for the period ended December 31, 2010.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Shares, Series B Common Stock, Preferred Stock and Convertible Notes, each of which is discussed in further detail below.

As of December 31, 2010, we had authorized the issuance of up to 500,000,000 Shares, of which 438,529,500 were issued and outstanding.  Effective March 11, 2011, we increased the authorized Shares from 500,000,000 to 1,000,000,000 by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State.  The total number of Shares issued and outstanding as of the filing date of this Report is 467,896,884.

During the period ended December 31, 2010, we received Share sales and subscriptions totaling approximately $19.1 million from Isaac (see discussion in Part I, Item 1, Section entitled. “Stock Purchase Agreements with Isaac Organization, Inc.” for details of this transaction) and $1.0 million from Excel Era Limited (see discussion in Part 1, Item 1, Section entitled “Material Terminated Agreement” for the details of this transaction.).  We are relying, in part, on cash generated from future Share sales to Isaac in order to fund our operations, including capital commitments to joint venture partners, sales, general and administrative expenses, litigation settlements, and retirement of other debts and payables.  We have no reason to believe Isaac will not continue to purchase Shares in quantities sufficient to fund our current operations, although no assurances can be given in this regard.

As of December 31, 2010, we had authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 66,909,089 were issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of the Company’s Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of the Company’s Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  As of the date of this Report, there are a total of 133,818,177 shares of our Series B Common Stock issued and outstanding.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

We also have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Since our inception and as of both December 31, 2010 and the date of this Report, we have raised approximately $28.5 million related to an offering of our convertible notes.  The notes bear interest at 10% per annum, and are all either past due or have been converted.  As of December 31, 2010, the outstanding balance of principal and interest on unpaid convertible notes was approximately$ 2.5 million.    The proceeds from Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with Convertible Notes and Amended Convertible Notes contributed to our liquidity needs in 2010 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.

As of December 31, 2010, we owed approximately $1.6 million as a result of borrowings from related parties.  We have relied on borrowings from related parties as a means of financing our operations only when other capital resources were not readily available, and we have no present plans to rely on further borrowings from related parties as a means of financing our operations.

During 2010, we negotiated equipment vendor financing, which if continued in the future we expect will reduce our short term need for capital from other sources described above as a percentage of our total capital needs, although no assurances can be given that we will continue to obtain equipment financing on the same terms as secured during 2010.  Repayment of such equipment financing will increase our liquidity demands in the future.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	5,549,205	5,549,205		-	-
Capital Lease Obligations				-	-
Operating Lease Obligations				-	-
Purchase Obligations				-	-
Other Long Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP				-	-
Total	5,549,205	5,549,205	-	-	-

(1)	Includes litigation payments, notes payable to related parties, notes payable, convertible notes, and advances from officers.

Going Concern Disclosure

The accompanying audited consolidated financial statements included in this Report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated April 15, 2011I have expressed substantial doubt about our ability to continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. The Company has incurred a net loss of approximately $66.6 million for the year ended December 31, 2010, cumulative losses of approximately $231.6 million since inception, a negative working capital of approximately $27.8 million and a stockholders' deficit of approximately $24.3 million.

In addition, we require substantial additional capital to finance our planned business operations and expect to incur operating losses in future periods due to the expense of deploying the Chinacomm. Golden Bridge, Perusat and Sino Crossings Networks. We also have not realized material revenue since inception, and we are not without doubt that we will be successful in generating revenues in the future. If we are not able to raise substantial additional capital in a timely manner, we may lose our rights to participate in the operation of the Chinacomrn, Golden Bridge, Perusat and Sino Crossings Networks and may be forced to cease operations. The above factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time. Our continued existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classitication of asset carrying amounts or the amount and classi fication of liabilities that might result should we be unable to continue as a going concern.

To attain profitable operations, management continues focus its efforts on the deployment and operation of WBA telecommunications networks.  The Company current has three distinct operations in the PRC and one in Peru.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, the Company has entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over networks.  The Company contributes to the joint venture its technical expertise in deploying and operating networks, as well as the capital required to deploy the networks.  The Company will continue to be dependent on outside capital to fund its operations for the forseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flo0ws or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its business plans.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company expects to adopt ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisitions.  The Company does not expect the adoption of ASU 2010-29 to have a material impact on its consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall , to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. ASU 2010-06 became effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures relating to purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted during 2010 the applicable provisions of ASU 2010-06, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-06 relating to increased disclosure of activity in Level 3 fair value measurements to have a material impact on the disclosures in its consolidated financial statements.

ASU No. 2010-20, Receivables (Topic 310) — Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) was issued in July 2010. This ASU amends existing disclosure requirements and requires additional disclosure regarding financing receivables (other than short-term trade receivables or receivables measured at fair value or lower of cost or fair value), including: (i) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, (ii) the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and (iii) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the requirement for disclosures as of the end of a reporting period is effective for interim and annual reporting periods ending on or after December 15, 2010. The requirement for disclosures about activities that occur during a reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted on December 31, 2010 the applicable provisions of ASU 2010-20, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-20 relating to increased disclosure activities relating to financing receivables to have a material impact on the disclosures in its consolidated financial statements.

ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) was issued in December 2010. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company expects to adopt ASU 2010-28 for the quarter ending March 31, 2011 and does not expect the adoption to have a material impact on its consolidated financial statements.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2010, we did not hold any market risk sensitive instruments.

If the Company is successful at generating revenue relating to the Chinacomm, Golden Bridge and Sino Crossings Networks, those revenues will be denominated in RMB.  As more particularly set forth in the risk factors discussed in Part I, Item 1A. “Risk Factors” herein, the Company will then have exposure to changes in dollar/RMB exchange rates which could be material to the Company’s business.  The revenues realized from the Company’s investment in Perusat will be denominated in US Dollars.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in Notes F-1 through F-34, which appear at the end of this Report.8, 2010 and March 3, 2011.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the changes in our independent registered public accounting firms, please refer to our Current Reports on Form 8-K filed July 8, 2010, March 3, 2011 and March 14, 2011, respectively.

ITEM 9A.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) that are designed to insure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our senior management team, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company’s senior management team, together with our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  We concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report's.

Management’s Report on Internal Control over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our senior management team and directors; and (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In view of identified material weaknesses on financial reporting of complex transactions, senior management has changed our internal controls to: (i) require a dialogue between and among our Chief Executive Officer, our Chief Financial Officer, our qualified US GAAP consultant, our outside SEC counsel and our independent auditors in every instance in which we are involved in a new type of transaction to insure that the data associated with that transaction is not misinterpreted and is properly stated in accordance with US GAAP; (ii) require significant additional substantive review of those areas described above; and (iii) perform additional analyses, including, but not limited to, a detailed balance sheet and statement of operations analytical review that compares changes from the prior period's financial statements and analyzes all significant differences. These procedures were initiated so that our senior management team could gain assurance that the financial statements and schedules included in this Report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report on this Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2010 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                                   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Directors

The name, age and position of our directors are set forth below:

Name	Age	Position(s)
George Alvarez	47	Chief Executive Officer
Mario Alvarez	50	Chief Operating Officer
Colin Tay	46	President
Kenneth L. Waggoner	61	Executive Vice President Legal, General Counsel and Director

Since inception on September 19, 2005, our Board of Directors has conducted its business entirely by written consent and has not met in person.  Each of our Directors serves until his successor is elected and qualified.  The sole committee of our Board of Directors is the Audit Committee.

Audit Committee

The Board of Directors has designated an Audit Committee comprised of George Alvarez, our Chief Executive Officer and Chairman of the Audit Committee, Carlos Trujillo, our Chief Financial Officer, and Kenneth L. Waggoner, our Executive Vice President Legal, General Counsel and Corporate Secretary.  The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements.  George Alvarez, Carlos Trujillo and Kenneth L. Waggoner cannot be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K.  The Company does not presently have among its executive officers and directors a person meeting these qualifications, and given our financial conditions, does not anticipate seeking an audit committee financial expert in the near future.  However, the Audit Committee has engaged the services of an independent accountant as a consultant to provide advice to the Audit Committee.

Our Audit Committee held three meetings in 2010.

Executive Officers of the Registrant

Each of our executive officers is elected by the Board of Directors to a term of 1 year and serves until his successor is duly elected and qualified, or until he is removed from office.  The name, address, age and position of our executive officers is set forth below:

Name and Address	Age	Position(s)
George Alvarez 12526 High Bluff Drive, Suite 155 San Diego, California 92130	47	Chief Executive Officer
Colin Tay Kuang Fu South Road Taiwan 106 Taiwan 6940	46	President
Mario Alvarez 12526 High Bluff Drive, Suite 155 San Diego, California 92130	50	Chief Operating Officer
Kenneth L. Waggoner 12526 High Bluff Drive, Suite 155 San Diego, California 92130	61	Executive Vice President Legal, General Counsel and Corporate Secretary
Carlos A. Trujillo 12526 High Bluff Drive, Suite 155 San Diego, California 92130	53	Chief Financial Officer
Isidoro Gutierrez 12526 High Bluff Drive, Suite 155 San Diego, California 92130	57	Chief Administrative Officer
Kenneth Hobbs 12526 High Bluff Drive, Suite 155 San Diego, California 92130	52	Vice President of Mergers and Acquisitions
Oliver Schwarz 12526 High Bluff Drive, Suite 155 San Diego, California 92130	41	Executive Vice President of Investor Relations

Background of Executive Officers and Directors

George Alvarez was appointed a director in March 2008 and Chief Executive Officer in June 2008.  He was Chief Executive Officer of Trussnet Delaware, an architecture, engineering and construction management firm, from 2004 until December 2007 and was Co-Founder of VelociTel, Inc., VelociTel, LLC and their predecessor companies in the wireless network service industry (“VelociTel”).  Mr. Alvarez served as VelociTel's President and Chief Operating Officer from 1987 to 2002.  He graduated with honors from Airco Technical Institute in Fullerton, California.  Mr. Alvarez provides expertise in all aspects of the design, deployment and operation of broadband wireless telecommunications networks.

Colin Tay was appointed a director and President in June 2008.  He also is the sole owner and director of Trussnet Capital Partners (HK) Ltd.  From 1992-2009, Mr. Tay was the Chief Executive Officer of Trussnet ADC Co. Inc.  This company provides engineering and construction services in connection with commercial buildings, hotels, manufacturing facilities, and telecommunications.  From 1986 to 1992, Mr. Tay was with YKK Architectural Products Pte. Co. Ltd., of Singapore, and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division.  Prior to joining YKK, Mr. Tay was a Quantity Surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization.  Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional designation from the Chartered Institute of Building (United Kingdom) in 2000.  Mr. Tay provides expertise in conducting business in the PRC and the deployment and operation of broadband wireless telecommunications networks and related facilities.

Mario Alvarez was appointed a director and Chief Operating Officer in June 2008.  From 2002-2008 he provided consulting services to Trussnet Delaware and Trussnet USA Development Co. Inc., which constructs wireless telecommunications facilities.  Mr. Alvarez was co-founder of VelociTel, and served as its Chairman and Chief Executive Officer from 1987 to 2002.  He is a member of the American Institute of Architects, the National Council of Architectural Registration Boards and the Construction Specifications Institute. He received his B.A. in Architecture from the University of Washington and his M.A. in Architecture from the University of Idaho.  Mr. Alvarez provides expertise in the deployment and operations of a broadband wireless telecommunications network, including equipment procurement and management of subcontractors engaged in the deployment of the Chinacomm Network.

Kenneth L. Waggoner was appointed a Director and Executive Vice President Legal and General Counsel in January 2009, and Secretary in March 2009.  From 2005 to 2007 Mr. Waggoner was the Chief Executive Officer of Foton Motors, Inc., a distributor of Chinese heavy equipment in the United States.  From 2005 to 2008 he also acted as a legal advisor to Trussnet Delaware and its affiliated companies and to Euro Pacific Parts International, Inc., a distributor of aftermarket automobile parts in the United States.  Mr. Waggoner was Of Counsel with the law firm Morgan, Lewis & Bockius, LLP from 2004 to 2005.  From 2002 to 2004, he was Vice President and General Counsel of the Global Downstream operations of ChevronTexaco Corporation.  From 1986 to 2002 Mr. Waggoner was a partner with the law firm of Brobeck, Phleger & Harrison.  He was the Managing Partner of its Los Angeles office and served on both its Executive Committee and Policy Committee.  Mr. Waggoner received his J.D. degree with honors in 1973 from Loyola University School of Law in Los Angeles, California.  He received his B.A. degree with honors in 1970 from California State University at Long Beach.  Mr. Waggoner provides expertise in all aspects of the legal affairs of a public company, including the management of litigation, drafting of requisite contracts, obtaining regulatory approvals, internal controls and corporate governance.

Carlos A. Trujillo was appointed Chief Financial Officer in June 2008.  Mr. Trujillo has worked as the chief financial officer for both public and private corporations.  His responsibilities include planning, organizing and managing the activities related to finance and accounting.  He is responsible for the SEC regulatory reporting, related reports and compliance with policies and procedures, including consolidation of multi-entity organizations, foreign and domestic.  He has performed financial analysis for projections, forecast and financial models.  He communicates with the Company’s shareholders and lenders to provide reports and pro forma financial information.  He has primary responsibility for coordinating the Company’s information relating to all financial and tax matters with outside auditors.  Mr. Trujillo received his B.A. degree in Accounting from California State University at Fullerton in 1982 and is a certified public accountant licensed by the State of California.  Mr. Trujillo has over twenty-seven years’ experience in accounting and finance.

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

Kenneth Hobbs was appointed Vice President of Mergers and Acquisitions in June 2009.  Mr. Hobbs received his Bachelors degree in Economics in 1982 and his J.D. degree in 1985, both from the University of Washington in Seattle.  Before joining the Company, he practiced law for 25 years with the law firm of Stafford Frey Cooper in Seattle.  His practice included assisting clients with the purchase, sale, and financing of businesses and assets in numerous industries including telecommunications, radio broadcast, vessel transportation and financial services, commercial real estate sales, purchases and leases, regulatory compliance for all aspects of doing business at the state and federal level, and commercial litigation.  Mr. Hobbs provides expertise in mergers and acquisitions, expansion of the Company’s business opportunities, governmental regulations, legal, financial, technical and regulatory due diligence in connection with mergers and acquisitions and in drafting all contracts related thereto.

Oliver Schwarz was appointed Executive Vice President for Investor Relations in July 2010.  Mr. Schwarz has more than 15 years of experience in the Financial Markets Industry. He worked for Merrill Lynch International from 1996 to 2009. As a First Vice President of Investments for Merrill Lynch, he led a team of three financial advisors and two certified assistants. In 2009, Mr. Schwarz transitioned from Merrill Lynch to join Morgan Stanley Smith Barney, where he led a group of two financial advisors and two assistants. At both Merrill Lynch and Morgan Stanley, his group advised high net worth families and institutions from the United States and Latin America.  Mr. Schwarz was responsible for the growth and overall strategy of the team. In his role at ChinaTel, Mr. Schwarz and his Investor Relations Team oversee the investor relations initiatives of the company. The mission of the team is to proactively provide the public with concise, timely and rich content and to value and build relationships with current and future shareholders. Mr. Schwarz is fluent in Spanish and English, and, is a Certified Financial Manager. He is a graduate of the University of Colorado, where he obtained a degree in Finance and Economics.

George Alvarez and Mario Alvarez are brothers.  Isidoro Gutierrez is an uncle of George and Mario Alvarez.

None of our directors is an officer or director of a company registered under the Exchange Act.

Code of Ethics

During the period ended December 31, 2010, the Company prepared, and our Board of Directors considered, a draft form of Code of Business Conduct and Ethics (“Code”).  Comments were made regarding the draft, and further revisions were made to the Code.  Effective November 19, 2010, the Board of Directors, by Unanimous Written Consent, approved and adopted the Code.  The Code applies to every officer, director and employee of the Company.  The Code is posted on the Company’s website, www.chinatelgroup.com, under the tab “About ChinaTel | Corporate Governance.”  Paper copies of the Code are available to shareholders free of charge by written request to ChinaTel at 12526 High Bluff Drive, Suite 155, San Diego, CA, 92101, attention: Kenneth L. Waggoner.

Section 16 (a) Beneficial Ownership Reporting Compliance

The Company knows of no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) who failed to file any reports required to be furnished pursuant to Section 16(a), except as follows: Kenneth Hobbs filed a Form 4 on March 25, 2010 that was two days late and on April 16, 2010 that was two days late; Isidoro Gutierrez filed a Form 4 on January 6, 2010 that was five days late and April 16, 2010 that was two days late; Mario Alvarez filed a Form 4 on January 6, 2010 and a Form 4/A on February 11, 2010 that were more than thirty days late; Colin Tay filed a Form 4 on January 6, 2010 that was more than thirty days late and on June 29, 2010 that was fourteen days late; Kenneth L. Waggoner filed a Form 4 on March 31, 2010 that was eighteen days late, and on April 16, 2010 that was five days late; Carlos Trujillo filed a Form 4 on April 15, 2010 that was five days late; Trussnet Capital Partners (HK) filed a Form 3 on July 15, 2010 that was twenty five days late; Oliver Schwarz filed a Form 3 on August 12, 2010 that was thirteen days late and  a Form 4 on October 12, 2010 that was twelve (12) days late.

ITEM 11.                  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

During the entirety of 2008, 2009 and up until March 31, 2010, the Company’s executive officers (other than George Alvarez) and others involved with the Company’s operations were compensated pursuant to Independent Contractor Agreements.  The compensation called for in the Independent Contractor Agreements was paid utilizing Shares.

Effective April 1, 2010, the executive officers commenced receiving the following annual salaries: (i) George Alvarez, Chief Executive Officer - $350,000; (ii) Mario Alvarez, Chief Operating Officer - $300,000; (iii) Carlos Trujillo, Chief Financial Officer - $275,000; (iv) Kenneth L. Waggoner, Executive Vice President Legal, General Counsel and Corporate Secretary - $275,000; (v) Isidoro Gutierrez, Chief Administrative Officer - $250,000; and (vi) Kenneth Hobbs, Vice President of Mergers and Acquisitions - $240,000.  Effective July 1, 2010, Oliver Schwarz began receiving an annual salary of $275,000 as the Company’s Executive Vice President of Investor Relations.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commences on November 1, 2010 (“Commencement Date”) and ends on December 31, 2013 (“Term”); provided, however, that the Term is automatically extended for one additional year on the anniversary of the Commencement Date and on each anniversary thereafter, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the Term.  During the Term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the Term is retroactive, the issuance of the Series B Common Stock is not, and became effective when the shares were issued on April 12, 2011.

Our current named executive officers are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their ability.  As our business and operations expand and mature, we will develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLE
Name and Principal Position	Salary	Bonus	Stock Awards (1)	Option Awards	Nonequity incentive plan compen-sation	Non-qualified deferred compen-sation earnings	Other (1)	Total
2009 Compensation
George Alvarez, Chief Executive Officer	$0	$0	$0	0$	$0	$0	$145,833 (2)	$145,833
Mario Alvarez, Chief Operating Officer	$0	$0	$2,070,000 (3)	$0	$0	$0	$125,000	$2,195,000
Isidoro Gutierrez, Chief Admin. Officer	$0	$0	$2,418,242 (4)	$0	$0	$0	$104,167	$2,522,409
Kenneth Hobbs, Vice President, Mergers & Acquisitions	$0	$0	$121,763 (5)	$0	$0	$0	$100,000	221,763
Colin Tay, President	$0	$0	$10,800,000 (6)	$0	$0	$0	$145,833	$10,945,833
Carlos Trujillo, Chief Financial Officer	$0	$0	$399,990 (7)	$0	$0	$0	$114,583	$514,573
Kenneth Waggoner, Exec. Vice President, Legal	$0	$0	$1,290,054 (8)	$0	$0	$0	$114,583	1,404,637

2010 Compensation (9)
George Alvarez, Chief Executive Officer	$262,500	$0	$0	$0	$0	$0	$0	262,500
Mario Alvarez, Chief Operating Officer	$225,000	$0	$0	$0	$0	$0	$0	225,000
Isidoro Gutierrez, Chief Admin. Officer	$187,500	$0	$250,833 (10)	$0	$0	$0	$0	438,333
Kenneth Hobbs, Vice President, Mergers & Acquisitions	$180,000	$0	$192,478 (11)	$0	$0	$0	$0	272,478
Oliver Schwarz, Exec. Vice President, Investor Relations	$137,500	$0	$0	$0	$0	$0	$0	137,500
Colin Tay, President	$ 0	$0	$0	$0	$0	$0	$0	$0
Carlos Trujillo, Chief Financial Officer	$206,250	$0	$222,124 (12)	$0	$0	$0	$0	428,374
Kenneth Waggoner, Exec. Vice President, Legal	$206,250	$0	$221,682 (13)	$0	$0	$0	$0	427,932

(1)
2009 stock awards were paid pursuant to independent contractor agreements.  2010 stock awards were paid pursuant to independent contractor agreements and include amounts accrued during 2009, which are reflected in the 2009 compensation under the column “Other.”

(2)	George Alvarez never had an independent contractor agreement. This amount represents accrued compensation that went unpaid because Mr. Alvarez chose not to accept it.
(3)	Mario Alvarez's stock award of $2,070,000 consisted of 3,000,000 restricted Shares at $0.69 per Share.
(4)	Isidoro Gutierrez's stock award of $2,418,242 consisted of 772,803 free trading Shares at $0.80 per Share, equaling $618,242, and 3,000,000 free trading Shares at $0.60 per Share, equaling $1,800,000.
(5)	Kenneth Hobbs' stock award of $121,763 consisted of 152,204 free trading Shares at $0.80 per Share.
(6)
Compensation paid to Colin Tay accrued over a period of two years (2008 and 2009).Colin Tay's stock award of $10,800,000 consisted of 14,000,000 restricted Shares at $0.60 per Share, equaling $8,400,000, and 4,000,000 free trading Shares at $0.60 per Share, equaling $2,400,000.

(7)	Carlos Trujillo's stock award of $399,990 consisted of 499,987 free trading Shares at $0.80 per share.
(8)	Kenneth L. Waggoner's stock award of $1,290,054 consisted of 2,000,000 restricted Shares at $0.41 per Share, equaling $820,000, and 587,568 free trading Shares at $0.80 per share, equaling $470,054.
(9)	The Company began paying cash salaries to officers effective April 1, 2010.

(10)	Isidoro Gutierrez's stock award of $250,833 consisted of 460,245 restricted Shares at $0.545 per Share.
(11)	Kenneth Hobbs’ stock award of $192,478 consisted of 353,171 restricted Shares at $0.545 per Share.
(12)	Carlos Trujillo’s stock award of $222,124 consisted of 407,567 restricted Shares at $0.545 per Share.
(13)	Kenneth L. Waggoner’s stock award of $221,682 consisted of 406,755 restricted Shares at $0.545 per Share.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
George Alvarez, Chief Executive Officer	0	0	0	$0	N/A	0	0	0	0
Mario Alvarez, Chief Operating Officer	0	0	0	$0	N/A	0	0	0	0
Isidoro Gutierrez, Chief Administrative Officer	0	0	0	$0	N/A	0	0	0	0
Kenneth Hobbs, Vice President of Mergers and Acquisitions	0	0	0	$0	N/A	0	0	0	0
Colin Tay, President	0	0	0	$0	N/A	0	0	0	0
Carlos Trujillo, Chief Financial Officer and Chief Accounting Officer	0	0	0	$0	N/A	0	0	0	0
Kenneth L. Waggoner, Executive Vice President, General Counsel and Corporate Secretary	0	0	0	$0	N/A	0	0	0	0
Oliver Schwarz, Executive Vice President of Investor Relations	0	0	0	$0	N/A	0	0	0	0

Compensation of Directors

To date, we have not compensated directors for their services in their capacity as directors.  We reimburse our directors for all travel and lodging expenses associated with corporate matters if and when incurred.

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Alvarez, Chief Executive Officer	$0	$0	$0	$0	$0	$0	$0
Mario Alvarez, Chief Operating Officer	$0	$0	$0	$0	$0	$0	$0
Colin Tay, President	$0	$0	$0	$0	$0	$0	$0
Kenneth L. Waggoner, Executive Vice President, General Counsel and Corporate Secretary	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their services rendered as members of the Board of Directors of the Company.

Employment Agreements with Executive Officers and Directors

Until March 31, 2010, we had in effect Independent Contractor Agreements with, Isidoro Gutierrez, Kenneth Hobbs, Colin Tay, Carlos Trujillo and Kenneth L. Waggoner.  All of the aforementioned persons serve as officers and/or directors of the Company.  Effective April 1, 2010 all executive officers, except Colin Tay, became employees of the Company at the yearly salaries set forth above in this Item 11, under the heading entitled “Compensation Discussion and Analysis.”

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commences on November 1, 2010 and ends on December 31, 2013, provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the Term is retroactive, the issuance of the Series B Common Stock is not, and became effice when the shares were issued on April 12, 2011.

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

Stock Option Plan

Our Board of Directors has adopted a stock option plan for the benefit of our directors, officers or future employees.  The option plan grants the directors of the company authority to award stock options to purchase up to 8,000,000 Shares.  We have not obtained stockholder approval for the stock option plan or issued any options thereunder.  See Table at Part II, Item 5 under the heading entitled “Equity Compensation Plan Information”

Compensation Committee

Our Board of Directors serves as our Compensation Committee.  The Compensation Committee does not have a charter.

All members of our Board of Directors were also officers during 2010.  All members of our Board of Directors had one or more relationships requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers served as a director of another entity whose executive officers served on our Board of Directors, except that Colin Tay serves as both an executive officer of the Company and he is the sole director of TCP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report, the total number of Shares and Series B Common Stock owned beneficially by each of our current directors and named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the Shares and shares of our Series B Common Stock.

OWNERSHIP OF SECURITIES BY EXECUTIVES AND RELATED PARTIES
		Amount and Nature of	Percent of Class
Title of Class	Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)
Series A Common Stock
	Antonios Isaac (3)	40,666,110	8.7%
	Isaac Organization	29,166,110	6.3%
	Trussnet Capital Partners (HK), Ltd.	58,867,119	12.6%
	Colin Tay (4)	76,867,119	16.4%
	George Alvarez	47,700	*
	Mario Alvarez	0	*
	Carlos Trujillo	857,567	*
	Kenneth L. Waggoner	2,994,323	*
	Kenneth Hobbs	1,043,975	*
	Isidoro Gutierrez	3,793,048	*
	Oliver Schwarz	1,175,000	*
	All officers and directors as a group	88,778,732	19.0%
Series B Common Stock
	George Alvarez	66,909,089	50% (9)
	Alvarez & Alvarez IRR Trust (5)	18,636,363	13.9%
	Cuachira, LLC (6) Campos Eliseos #231 Piso 16 Col. Polanco, Mexico 11560 DF	5,000,000	3.7%
	Matthew Jennings (7) 399 N. Highway 101 Solana Beach, California 92075	13,686,363	10.2%
	Colin Tay (8)	66,909,088	50%
	All officers and directors as a group	133,818,177	100%

*       Less than one percent.

(1)
Unless otherwise noted, the address of each holder is 12526 High Bluff Drive, Suite 155, San Diego California 92130.  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

(3)
The amount reported is based on the total number of Shares the Company has issued to Antonios Isaac or entities of which he has reported he is the beneficial owner: (a) 29,166,110 Shares to Isaac Organization, Inc. (also listed separately), (b) 2,500,000 Shares to Negotiart of Armerica, Inc., (c) 5,000,000 Shares to Negotiart, Inc., and (d) 4,000,000 Shares to Antonios Isaac.

(4)	Includes Shares issued to Trussnet Capital Partners (HK), Ltd. (“TCP”) (also listed separately). Colin Tay is the beneficial owner of TCP in his capacity as sole director and shareholder of TCP.
(5)
Consists of shares held by the Alvarez and Alvarez Irrevocable Living Trust, of which Ms. Magali Alvarez is trustee.  The Trust maintains dispositive power over these shares, but may only transfer the shares with the consent of George Alvarez, to whom the Trust has given a proxy.

(6)	Cuachira, LLC maintains dispositive power over these shares, but may only transfer the shares with the consent of George Alvarez, to whom Cuachira, LLC has given a proxy.
(7)
Consists of (a) 6,750,000 shares of Series B Common Stock held by Westmoore Investment L.P., of which Mr. Jennings is general partner; (b) 2,250,000 shares of Series B Common Stock held by Westmoore Capital Group Series A, LLC, of which Mr. Jennings is Manager; (c) 2,036,363 shares of Series B Common Stock held by Westmoore Management, LLC, of which Mr. Jennings is Chief Executive Officer; (d) 1,900,000 shares of Series B Common Stock held by Westmoore Capital Group Series B, LLC, of which Mr. Jennings is Manager; (e) 500,000 shares of Series B Common Stock held by Westmoore Capital Group Series II, LLC, of which Mr. Jennings is Manager; and (f) 250,000 shares of Series B Common Stock held by YYZ Holdings, of which Mr. Jennings is a 40% stockholder.  .Mr. Jennings maintains dispositive power over these shares, but may only transfer the shares with the consent of George Alvarez, to whom Mr. Jennings has given a proxy on behalf of each Westmoore entity described.

(8)	Colin Tay obtained these shares pursuant to his Executive Employment Agreement with the Company that became effective April 1, 2011.
(9)	George Alvarez holds proxies to vote 66,909,089 issued and outstanding shares of Series B Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as indicated below, since January 1, 2009 there have been no transactions, nor are there any currently proposed transactions, to which we were or are to be a participant in which the amount involved exceeds $48,717 (1% of the average of our total assets as of December 31, 2009 and December 31, 2010), and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Since our acquisition of Trussnet Nevada, Trussnet Delaware has performed approximately $47 million in contract services, representing a significant amount of our operations, including the engineering, architectural and deployment services we provide relating to the Chinacomm Network.  Our Chief Executive Officer, George Alvarez, our Chief Operating Officer, Mario Alvarez, and our Chief Administrative Officer, Isidoro Gutierrez, all were officers and shareholders of Trussnet Delaware; they resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining the Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner subsequent to our acquisition of Trussnet Nevada.

Pursuant to the Trussnet Delaware Professional Services Agreement (see section above entitled “Professional Services Agreement between Trussnet Nevada and Trussnet Delaware for a detailed discussion of this Agreement), we agreed to pay Trussnet Delaware for its professional services at its standard hourly rates or based upon fixed fees for specific professional services.  As of October 1, 2009, we owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware advanced funds for our operations in anticipation of our receiving additional funding.  On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Agreement”).  Among other things, the First Amendment to Trussnet Delaware Professional Services Agreement requires Trussnet Nevada to commence paying for the services Trussnet Delaware provided in connection with the Chinacomm Network at the rate of $10,000,000 per month, until Trussnet Nevada’s outstanding to Trussnet Delaware was paid in full.  The amounts due are to be paid through the issuance of Shares in accordance with the provisions of the First Amendment to Trussnet Delaware Professional Services Agreement.

Through the date of this Report, the Company has issued 90,890,640 Shares to Trussnet Delaware for $47,017,934 of professional services it rendered to the Company.  Trussnet Delaware has been paid in full for the services rendered to the Company in connection with the Trussnet Delaware Professional Services Agreement.

Except for the extension of credit for services performed, we believe that Trussnet Delaware provided all such services at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.

Trussnet Delaware subcontracted certain professional services developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  Our President, Colin Tay, was formerly the Chief Executive Officer of Trussnet ADC Co. Inc. through 2009.  He no longer has any involvement in the management of Trussnet ADC Co. Inc.

We acquired our option to purchase a 49% equity interest in Chinacomm Cayman from TCP, of which Colin Tay is the sole director and stockholder.  We believe that purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.  Colin Tay abstained from voting as a member of the Company’s Board of Directors in connection with this transaction including all modifications thereto as described in this Report (see Part I, Item 1, Sections entitled: “Gulfstream Subscription Agreement and TCP Subscription Agreement with Chinacomm,” “Asset Purchase Agreement with TCP,” and “Assignment of TCP Subscription Agreement and Cancellation of the TCP Note” for a complete discussion of our option rights and the terms of our transactions with TCP).

During 2009, Antonios Isaac, individually and through Negotiart, Inc. received 11.5 mllion Shares for professional services rendered to the Company as an independent contractor.  During 2010 and through the date of this Report, Isaac Organization, Inc., a company wholly owned by Antonios Isaac, has been issued a total of 29,166,110 Shares and is entitled to issuance of 24,710,659 warrants pursuant to the A&R Isaac SPA, under which Isaac has agreed to purchase up to 49% of the Shares, along with a warrant for every dollar Isaac pays towards the purchase price of the Shares Isaac is purchasing from the Company. Isaac did not become a related party until April 12, 2011 when the aggregate number of Shares issued to Isaac first exceeded 5% of the total Shares issued and outstanding.

Review, Approval or Ratification of Transactions with Related Parties

We have not yet adopted policies and procedures for review, approval or ratification of transactions with related parties.  All of the transactions disclosed under this Item were approved by our Chief Executive Officer, our President or a disinterested majority of our Board of Directors.

Director Independence

We currently do not have any independent directors on our Board of Director.  The Company believes strongly in the value of independent directors and the benefits independent directors bring to the Company.  The Company intends to explore the opportunity of identifying and retaining at least three independent directors, once the Company has obtained additional capital.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 25, 2011, RBSM, LLP (“RBSM”) resigned as the independent registered public accounting firm of the Company.  RBSM was engaged on June 28, 2010 as the Company’s independent registered public accounting firm.  RBSM did not issue any audit report on the Company’s financial statements for each of the two most recent fiscal years.  We paid RBSM a total of $65,000 in 2010 for the audit and other services provided by that firm.  Prior to our engagement of RBSM, we retained as our independent registered public accounting firm Mendoza Burger Company, L.L.P (“MBC”).  During the period commencing December 31, 2008 and until we retained RBSM, we paid MBC $105,000 for audit and other services provided by that firm.

Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The aggregate fees billed by the independent registered accountants for the period ended December 31, 2010 for professional services for the audit of our financial statements as of December 31, 2010 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $72,800 and $165,051 for 2009 and 2010, respectively.

Audit-Related Fees: This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  RBSM did not perform any audit-related services for us during 2009 and 2010.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.  We paid MBC $2,000 and $18,000 during 2009 and 2010, respectively, for services for tax compliance, tax advice, and tax planning.

All Other Fees: This category consists of fees for other miscellaneous items.  We did not pay RBSM or MBC any other fees during 2009 and 2010.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Audit Committee.  Any such approval by the Audit Committee is disclosed to the entire Board of Directors.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION [and incorporation by reference to any prior Report where the same exhibit has already been attached]
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1
Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc. and the stockholders of Trussnet [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws[Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
Contracts for Professional Services, Employment, and/or Strategic Relationships
10.1
Agreement for Professional Services, dated April 10,2008, between Trussnet USA, Inc. (Nevada) and Trussnet USA, Inc. (Delaware) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet USA, Inc. (Nevada) and Trussnet USA, Inc. (Delaware)
10.3	Independent Contractor Agreement, dated April 1, 2010, between the Company and Mario Navarro [Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 28, 2011]
10.4	Agreement for Professional Services, dated April 10, 2009 between the Company and Joinmax Engineering & Consultants (HK) Ltd.
10.5
Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]

10.6
Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee “Colin Tay” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

Contracts Related to Chinacomm Joint Venture
10.7	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.8
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated May 23, 2008 between Gulfstream Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT-Chinacomm Co. Ltd and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)

10.9
Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.10
Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and CECT-Chinacomm Communications Co., Ltd. [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]

10.11
Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.12
Equipment Sublease Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.13
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated February 16, 2009, between Trussnet Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT Chinacomm Co. Ltd and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]

10.14
Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between Trussnet Capital Partners (HK), Ltd. and CECT-Chinacomm Communications Co. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]

10.15
Asset Purchase Agreement, Promissory Note, and Security Agreement, all dated March 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]

10.16
First Amendment to Promissory Note, dated March 5, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]

10.17
Second Amendment to Promissory Note, dated March 16, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010]

10.18
Third Amendment to Promissory Note, dated April 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 13, 2010]

10.19
Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]

10.20
Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between China Tel Group, Inc. and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

Contracts Related to Acquisition of Peru Subsidiary Perusat, S.A. and Peru Wireless Broadband Project
10.21
Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Capital Partners Ltd., as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.22	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.23
Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Corporation Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]

Contracts Related to Golden Bridge Joint Venture
10.24
Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]

10.25
Equipment Contract for Haixi Wireless Broadband Project (Golden Bridge), dated March 14, 2011, among the Company, Gulfstream Capital Partners, Ltd. and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2011]

Contracts Related to Sino Crossing Joint Venture
10.26
Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd., and Azur Capital SDN BHD [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]

10.27
Subscription and Shareholder Agreement for “New Co,” dated November 11, 2010, between the Company and Azur Capital SDN BHD [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]

Contracts Related to VN Tech Joint Venture
10.28
Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd and China Tel Group, Inc. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

Contracts Related to Equity and Convertible Debt Instruments
10.29	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.30	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.31	Stock Purchase Agreement, dated February 9, 2010, between the Company and Excel Era Limited [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.32
First Amendment to Stock Purchase Agreement, dated February 15, 2010, between the Company and Excel Era Limited [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2010]

10.33
Second Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Excel Era Limited [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]

10.34	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.35
First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]

10.36
Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]

Contracts related to Equity Compensation Plans
10.37	Stock Option Plan, dated October 27, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
Code of Ethics
14.1	Code of Business Conduct and Ethics, adopted by the Company’s Board of Directors on March 31, 2011
Changes of Certifying Accountant
16.1	Letter of RBSM, LLP to SEC, dated March 3, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
Subsidiaries of the Registrant
21.1	List of current subsidiaries [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009
Certifications filed with this Annual Report on Form 10-K
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Tel Group, Inc.

Date: April 15, 2011	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer and Director	April 15, 2011
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	April 15, 2011
Carlos Triujillo

/s/ Kenneth L. Waggoner	Director	April 15, 2011
Kenneth L. Waggoner

/s/ Mario Alvarez	Director	April 15, 2011
Mario Alvarez

CHINA TEL GROUP, INC.
(a Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Reports of Independent Registered Public Accounting Firms

Report of Kabani & Company, Inc.	F-2

Report of Mendoza Berger & Company, LLP	F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010 and 2009, and from April 8, 2008 (date of inception) through December 31, 2010	F-5

Consolidated Statements of Stockholders’ Deficit for the period from April 8, 2008 (date of inception) through December 31, 2010	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2010 and 2009, and from April 8, 2008 (date of inception) through December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Tel Group, Inc.

We have audited the accompanying consolidated balance sheet of China Tel Group, Inc. and its subsidiaries (the “Company”) a development stage company, as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year ended December 31, 2010, and for the period from inception (April 8, 2008) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Tel Group, Inc. and its subsidiaries, as of December 31, 2010 , and the results of its operations and its cash flows for the year ended December 31, 2010, for the  period from inception (April 8, 2008) through December 31, 2010  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  The Company has incurred a net loss of $66,623,130 for the year ended December 31, 2010, cumulative losses of $231,953,818 since inception, a negative working capital of $27,782,224 and a stockholders’ deficit of $24,260,614.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Tel Group, Inc.

We have audited the accompanying consolidated balance sheets of China Tel Group, Inc. and its subsidiaries, as of December 31, 2009, and the related consolidated statements of loss, stockholders' deficit and cash flows for the year ended December 31, 2009, and for the period from inception (April 8, 2008) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of China Tel Group, Inc. and its subsidiaries, as of December 31, 2009, and the results of its operations and its cash flows for the year ending December 31, 2009, and for the period from inception (April 8, 2008) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
April 15, 2010

CHINA TEL GROUP, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$27,516	$54,208
Accounts receivable, net of provision for doubtful accounts of $19,511 and $4,695	16,204	72,673
Accounts receivable, other	6,471	11,574
Inventory	2,863	1,258
Prepaid expenses	278,145	153,210
Total current assets	331,199	292,923

Property, plant and equipment, net of accumulated depreciation of $364,529 and $118,747	369,576	556,345

Other assets:
Intangible assets, net of accumulated amortization of $103,062 and $124,826	50,755	32,981
Investments	2,450,000	5,000,000
Deposit for the purchase of property, plant and equipment	686,762	-
Total other assets	3,187,517	5,032,981

Total assets	$3,888,292	$5,882,249

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$22,412,434	$53,403,042
Unearned revenue	2,536	20,151
Line of credit	-	91,429
Advances from officers	1,125,692	372,867
Notes payable, related party	475,000	1,050,000
Notes payable	338,447	323,317
Convertible debentures, net	1,955,423	9,358,158
Notes payable, other	1,654,643	2,025,000
Derivative liability	149,248	2,409,016
Total current liabilities	28,113,423	69,052,980

Mandatory redeemable Series B common stock; $0.001 par value, 200,000,000 shares authorized, 66,909,089 issued and outstanding as of December 31, 2010 and 2009, respectively	35,483	66,909

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding		-
Common stock:
Series A common stock; $0.001 par value, 500,000,000 shares authorized, 438,529,500 and 230,611,717 shares issued and outstanding as of December 31, 2010 and 2009, respectively	438,529	230,612
Common stock subscribed	2,158,000	-
Additional paid in capital	205,150,979	101,902,351
Accumulated deficit	(231,953,818)	(165,361,145)
Accumulated other comprehensive income	-	14,389
Total China Tel Group, Inc.'s stockholders' deficit	(24,206,310)	(63,213,793)

Non controlling interest	(54,304)	(23,847)

Total stockholders' deficit	(24,260,614)	(63,237,640)

Total liabilities and stockholders' deficit	$3,888,292	$5,882,249

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			From April 8, 2008
			(date of inception)
	Years Ended December 31,		Through
	2010	2009	December 31, 2010

REVENUE	$955,311	$657,876	$1,613,187
Cost of sales	1,103,708	521,719	1,625,427
Gross profit (loss)	(148,397)	136,157	(12,240)

OPERATING EXPENSES:
Selling, general and administrative expenses	6,655,712	54,903,262	69,377,303
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	35,489,721	-	35,489,721
Impairment loss	7,750,000	1,008,290	8,758,290
Depreciation and amortization	267,546	71,210	338,756
Research and development costs	18,845,705	9,757,038	80,430,915
Total operating expenses	69,008,684	65,739,800	194,394,985

Net loss from operations	(69,157,081)	(65,603,643)	(194,407,225)

OTHER INCOME (EXPENSES):
Other income (expenses)	1,031,524	(110,021)	921,503
Gain on settlement of debt	223,577	1,076,189	1,299,766
Gain on foreign currency transactions	(7,514)	59,135	51,621
Loss on investments, related party	-	-	(6,636,410)
Gain (loss) on change in fair value of debt derivative	2,259,768	23,756,870	13,934,138
Interest expense	(973,404)	(15,243,559)	(46,821,444)

Loss before provision for income taxes	(66,623,130)	(56,065,029)	(231,658,051)

Income taxes	-	-	-

Net loss	(66,623,130)	(56,065,029)	(231,658,051)

Loss attributed to non controlling interest	30,457	23,847	54,304

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(66,592,673)	$(56,041,182)	$(231,603,747)

Net loss per common share (basic and fully diluted)	$(0.20)	$(0.44)	$(1.22)
Weighted average number of shares outstanding, basic and fully diluted	335,972,778	126,071,021	189,902,352

Comprehensive Loss:
Net Loss	$(66,623,130)	$(56,065,029)	$(231,658,051)
Foreign currency translation gain (loss)	(14,389)	5,700	(8,689)

Comprehensive Loss:	(66,637,519)	(56,059,329)	(231,666,740)
Comprehensive income attributable to the non controlling interest	30,457	18,432	48,889
Comprehensive loss attributable to China Tel Group, Inc.	$(66,607,062)	$(56,040,897)	$(231,617,851)

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	-	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	-	1,396,608	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	-	1,774,814	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)

Balance, December 31, 2008	-	-	89,458,947	89,459	-	30,079,383	-	(109,319,963)	-	(79,151,121)

Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	-	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	-	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	-	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	-	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	-	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	-	385,401	-	-	-	385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	-	429,000	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	-	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	-	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	-	1,075,100	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered, including acting officers	-	-	7,403,149	7,403	-	5,945,116	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	-	6,094,339	-	-	-	6,102,492
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	-	7,247,020	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	-	4,059,520	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	-	4,198,720	-	-	-	4,213,262
Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	-	(3,000)	-	-	-	-
Issuance of Series A common stock in October 2009 in exchange for services rendered	-	-	6,242,622	6,243	-	2,724,790	-	-	-	2,731,033
Issuance of Series A common stock in October 2009 in exchange for convertible debentures and related interest	-	-	929,556	929	-	407,238	-	-	-	408,167
Issuance of Series A common stock in November 2009 in exchange for services rendered	-	-	760,061	760	-	443,876	-	-	-	444,636
Issuance of Series A common stock in November 2009 in exchange for convertible debentures and related interest	-	-	4,376,198	4,376	-	1,507,005	-	-	-	1,511,381
Issuance of Series A common stock in December 2009 in exchange for services rendered, including acting officers	-	-	41,000,000	41,000	-	22,572,495	-	-	-	22,613,495
Issuance of Series A common stock in December 2009 in exchange for convertible debentures and related interest	-	-	13,805,680	13,806	-	8,882,412	-	-	-	8,896,218
Equity based compensation	-	-	-	-	-	775,962	-	-	-	775,962
Foreign currency translation gain	-	-	-	-	-	-	14,389	-	-	14,389
Net loss	-	-	-	-	-	-	-	(56,041,182)	(23,847)	(56,065,029)

Balance, December 31, 2009	-	-	230,611,717	230,612	-	101,902,351	14,389	(165,361,145)	(23,847)	(63,237,640)

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (continued)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, December 31, 2009	-	-	230,611,717	230,612	-	101,902,351	14,389	(165,361,145)	(23,847)	(63,237,640)

Issuance of Series A common stock in February 2010 in exchange for convertible debentures and related interest	-	-	29,101	29	-	27,617	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,995,000		-	-	-	7,995,000
Issuance of Series A common stock issued in April 2010 in exchange for services rendered	-	-	2,316,481	2,316	-	1,267,134	-	-	-	1,269,450
Issuance of Series A common stock issued in April 2010 in exchange for expenses incurred	-	-	1,148,628	1,149	-	624,854	-	-	-	626,003
Issuance of Series A common stock issued in April 2010 in settlement of note payable	-	-	458,716	459	-	249,541	-	-	-	250,000
Issuance of Series A common stock issued in April 2010 in settlement of accounts payable	-	-	22,727,272	22,727	-	9,977,273	-	-	-	10,000,000
Issuance of Series A common stock issued in May 2010 in exchange for services rendered	-	-	668,953	669	-	363,910	-	-	-	364,579
Issuance of Series A common stock issued in May 2010 in exchange for expenses incurred	-	-	195,841	196	-	106,537	-	-	-	106,733
Issuance of Series A common stock issued in May 2010 in settlement of accounts payable	-	-	29,069,767	29,070	-	9,970,930	-	-	-	10,000,000
Sale of Series A common stock	-	-	9,333,334	9,333	(4,905,341)	13,990,667	-	-	-	9,094,659
Issuance of Series A common stock issued in June 2010 in settlement of accounts payable	-	-	21,179,986	21,180	-	9,978,820	-	-	-	10,000,000
Issuance of Series A common stock issued in June 2010 as payment for investment holding costs	-	-	58,867,119	58,867	-	24,429,854	-	-	-	24,488,721
Issuance of Series A common stock issued in June 2010 in exchange for convertible debentures and related interest	-	-	15,697,454	15,697	-	8,705,220	-	-	-	8,720,917
Issuance of Series A common stock issued in July 2010 in settlement of accounts payable	-	-	10,526,316	10,526	-	9,989,474	-	-	-	10,000,000
Issuance of Series A common stock issued in September 2010 in exchange for services rendered	-	-	500,000	500	-	176,500	-	-	-	177,000
Issuance of Series A common stock issued in September 2010 in settlement of accounts payable	-	-	7,387,298	7,388	-	7,010,545	-	-	-	7,017,933
Issuance of Series A common stock in October 2010 in exchange for litigation payable and related interest	-	-	998,668	999	-	224,001	-	-	-	225,000
Issuance of Series A common stock in November 2010 in exchange for convertible debentures and related interest	-	-	248,975	249	-	152,383	-	-	-	152,632
Issuance of Series A common stock in November 2010 in exchange for litigation payable and related interest	-	-	621,077	621	-	118,129	-	-	-	118,750
Issuance of Series A common stock in December 2010 in exchange for services	-	-	515,376	515	-	128,349	-	-	-	128,864
Issuance of Series A common stock in December 2010 in exchange for litigation payable and related interest	-	-	722,763	723	-	118,027	-	-	-	118,750
Sale of Series A common stock	-	-	10,674,230	10,674	(931,659)	2,923,985	-	-	-	2,003,000
Issuance of Series A common stock in December 2010 for investment in Azur Capital	-	-	9,000,000	9,000	-	1,431,000	-	-	-	1,440,000
Issuance of Series A common stock in December 2010 in exchange for services	-	-	30,428	30	-	4,838	-	-	-	4,868
Issuance of Series A common stock in December 2010 for investment in Golden Bridge	-	-	5,000,000	5,000		1,005,000	-	-	-	1,010,000
Equity based compensation		-	-	-	-	274,040	-	-	-	274,040
Foreign currency translation gain	-	-	-	-	-	-	(14,389)	-	-	(14,389)
Net loss	-	-						(66,592,673)	(30,457)	(66,623,130)

Balance, December 31, 2010	-	$-	438,529,500	$438,529	$2,158,000	$205,150,979	$-	$(231,953,818)	$(54,304)	$(24,260,614)

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From April 8, 2008
			(date of inception)
	Years Ended December 31,		Through
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,623,130)	$(56,065,029)	$(231,658,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,546	71,210	338,756
Amortization of financing costs	-	3,485,614	3,871,802
Accretion of convertible debt	-	12,568,303	14,083,386
Impairment of goodwill	-	1,008,290	1,008,290
Writedown of investments	7,750,000	-	7,750,000
Gain on settlement of debt	(223,577)	(1,076,189)	(1,299,766)
Gain on change in fair value of debt derivative	(2,259,768)	(23,756,870)	(13,934,138)
Common stock issued for payment of interest	618,022	-	618,022
Common stock issued for extension fees to Trussnet Capital Partners (HK) Ltd.	24,488,721	-	24,488,721
Common stock issued in exchange for services	773,584	46,708,233	47,481,817
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
(Increase) decrease in:
Accounts receivable	61,572	74,223	135,795
Inventory	(1,605)	2,554	949
Prepaid expenses	(124,935)	(16,374)	(141,271)
Increase (decrease) in:
Accounts payable and accrued liabilities	19,355,621	13,999,338	77,638,258
Other notes payable	-	2,025,000	2,025,000
Unearned revenue	(17,615)	(14,699)	(32,314)
Net cash used in operating activities	(15,935,564)	(986,396)	(40,563,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	19,419	19,419
Purchase of property, plant and equipment	(98,551)	-	(98,551)
Deposit for property, plant and equipment	(686,762)	-	(686,762)
Proceeds received in connection with reverse merger		-	55,404
Investment in Chinacomm	(2,750,000)	-	(7,750,000)
Net cash provided by (used in) investing activities	(3,535,313)	19,419	(8,460,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from officers	752,825	372,867	1,125,692
Proceeds from the sales of Series A common stock	19,092,659	-	19,092,659
Payments on line of credit	(91,429)	(50,164)	(141,593)
Proceeds from issuance of notes payable	149,469	-	149,469
Payments on notes payable	(134,339)	(104,472)	(238,811)
Proceeds from issuance of notes payable, related party	-	775,000	775,000
Payments on notes payable, related party	(325,000)	-	(325,000)
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	19,444,185	993,231	49,030,387

Effect of currency rate change on cash	-	21,376	21,376

Net increase (decrease) in cash and cash equivalents	(26,692)	47,630	27,516

Cash and cash equivalents, beginning of the period	54,208	6,578	-
Cash and cash equivalents, end of the period	$27,516	$54,208	$27,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$50,464	48,058	$98,522
Cash paid during the period for taxes	$2,878	$3,152	$6,030

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$49,195,886	$24,825,888	$75,798,458
Common stock issued for services rendered	$773,584	$46,708,233	$47,481,817
Common stock issued for investment	$2,450,000	$430,000	$2,880,000

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1                               SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying audited consolidated financial statements of China Tel Group, Inc. (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties. On April 8, 2008, the Company changed its name to China Tel Group, Inc. and began focusing on the telecommunications industry.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and Gulfstream Capital Partners, Ltd. (“Gulfstream”),  its majority owned subsidiary, Perusat S.A. (“Perusat”) and its joint ventures where the Company can exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is in the development stage, as defined by the ASC (“ASC”) subtopic 915 Development Stage Entities. The Company’s efforts have been principally devoted to developing wireless broadband access (“WBA”) and fiber optic telecommunications networks in several cities in the People’s Republic of China (“PRC”) and in Peru. To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through December 31, 2010, the Company has accumulated losses of $231,953,818. (Reference in this report to “Since the Company’s inception” refers to April 8, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this Report.)

Reverse Merger and Corporate Restructure

            On May 21, 2008, the Company entered into a Reorganization and Merger Agreement pursuant to which its wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet Nevada.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became the Company’s wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, the Company issued 66,909,089 shares of the Company’s Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 shares of the Company’s Series A Common Stock (“Shares”) held by the Company’s shareholders prior to the merger were returned to the Company and cancelled.

Trussnet Nevada was formed in April of 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm (“Framework Agreement), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Cayman for $196 million, of which the Company paid $5 million in 2008 pursuant to a Subscription and Shareholders’ Agreement between our wholly owned subsidiary Gulfstream, on the one hand, and Chinacomm and various of its subsidiaries and affiliates, on the other hand, dated May 23, 2008 (“Gulfstream Subscription Agreement”).  The Gulfstream Subscription Agreement supplemented the Framework Agreement.

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

As a result of the Merger, there was a change in control of the Company.  In accordance with ASC subtopic 815, Business Combinations, the Company was the acquiring entity.  In substance, the Merger is a recapitalization of the Company’s capital structure, rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition, with the Company as the surviving entity.  The total purchase price and carrying value of net assets acquired was $0.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.

All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse acquisition, as if the transaction had taken place as of the beginning of the earliest period presented.

Acquisition of Perusat

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of Perusat S.A. (“Perusat”), a Peruvian company that holds appropriate licenses and concessions, to enable the Company to deploy a wireless broadband telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 Shares and a promissory note payable of $275,000.  The Shares (valued at the date of closing) had a value of $430,000 and were not registered under the Securities Act of 1933, as amended, (“Securities Act”).

The Company has designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment and has contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate the Company’s telecommunications network in Peru (“Perusat Network”).  The Company is awaiting delivery of the equipment it has ordered to deploy the Perusat Network.  Following the installation equipment and optimization thereof, the Company will be enabled to operate the Perusat Network.

In accordance with ASC 815, the purchase method of accounting was used to account for the acquisition of Perusat.  The results of operations of Perusat have been included in the Consolidated Statements of Operations since the date of acquisition.

Cash	$19,419
Current assets acquired	352,566
Property and equipment	542,183
Software licenses	124,357
Total assets:	$1,038,525
Less:
Liabilities assumed	(1,341,815)
Non controlling interest	-
Net:	(303,290)
Goodwill acquired	1,008,290
Total purchase price	$705,000

The Company identified software as identifiable intangible assets with estimated life of ten years.

Goodwill in the amount of $1,008,290 represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired and their associated costs and expenses.

The proforma financial statements of Perusat for the year ended December 31, 2009 are not material and therefore have not been presented.

Joint Venture Projects

CECT-Chinacomm Communications Co., Ltd.  Under the Company’s joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), the Company has the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which$5 million was paid in May 2008 pursuant to a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  In return, Chinacomm agreed to transfer to the Chinacomm Cayman rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout the PRC.  The proceeds of the Company’s investment will be used to pay for equipment and services to design, engineer, install and operate a telecommunication network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to PRC residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

Golden Bridge Network Communications Co., Ltd.  Under the Company’s joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), the Company will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  The Company will pay for the capital expenditures (“CAPEX”) and operating expenses (“OPEX”) necessary to deploy and operate a WBA telecommunications network in PRC cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to PRC residents, business and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  The Company has signed a contract with ZTE Corporation to supply the equipment needed for Phase 1 and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  Golden Bridge has also applied for WBA licenses in seven additional cities: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

Sino Crossings.  The Company has entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by the Company’s joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, the Company will subscribe to 51% of the equity interest in China Crossings Limited, a recently formed Cayman corporation (“China Crossing Cayman”).  The Company’s other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of the fiber assets. Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

Estimates

The preparation of the financial statements is in conformity with GAAP, which require management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with ASC subtopic 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates ASC subtopic 605-25, Multiple-Element Arrangements. ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

Revenue arises from sale of local and long distance service access where some payments are received before and some payments are received after the service has been rendered.  The Company sells its products separately and in various bundles that contain multiple deliverables.  These revenues include long distance and prepaid telephone cards, along with other products and services.  In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting, if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  In accordance with ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

As of December 31, 2010 and 2009, the Company had unearned revenue of $2,536 and $20,151, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

ASC subtopic 825-10, Financial Instruments requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at December 31, 2010 and December 31, 2009 was $19,511 and $4,695, respectively.

Inventories

The inventory consists of finished goods ready for resale purposes.  The Company purchases the merchandise on delivered duty paid basis. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

• Machinery and equipment	10 years
• Vehicles	4 years
• Furniture and fixtures	10 years
• Computers	4 years

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

Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment.  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  See Note 5 for impairment of investments.

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

The Company accounts for and reports acquired goodwill and other intangible assets under ASC subtopic 305-10, Intangibles, Goodwill and Other.  In accordance with ASC 305-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC subtopic 740-10, “Income Taxes.” which requires the Company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Functional Currency

A majority of the Company’s Peruvian subsidiary’s transactions are in US dollars; therefore this subsidiary’s functional currency is the US dollar.

Net Loss Per Share

The Company has adopted ASC subtopic 260-10, Earnings Per Share.   This requires the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of Shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per Share, because they are anti-dilutive.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company adopted ASC subtopic 718-10, Compensation.  ASC 718-10 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2010, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $18,845,705, $9,757,038 and $80,430,915 for the years ended December 31, 2010 and 2009; and from the period from April 8, 2008 (date of inception) through December 31, 2010, respectively.

Investments

The Company entered into the Framework Agreement, which was superseded by the Gulfstream Subscription Agreement, whereby the Company, through its subsidiary, Gulfstream, agreed to acquire a 49% equity interest in Chinacomm Cayman for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  During 2009, these agreements were restructured such that the Company acquired from Trussnet Capital Partners (HK) Ltd. (“TCP”) an option to acquire up to a 49% equity interest in Chinacomm Cayman pursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009 (“TCP Note.”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  (See Note 5 for a complete discussion of the agreements related to this transaction.).  During the period ended December 31, 2010, the Company paid an additional $2,750,000 to Chinacomm Cayman.

As of December 31, 2010, the Company evaluated for impairment the fair value of the above investment and determined that an impairment loss of $7,750,000 should be recognized.

Also during the year ended December 31, 2010, the Company entered into an agreement to acquire a 51% interest in a joint venture with Sino Crossings for 9,000,000 Shares valued at $1,440,000 and a 49% interest in Golden Bridge for 5,000,000 Shares valued at $1,010,000 (See Note 5 for a complete description of the agreements related to the Sino Crossings and Golden Bridge transactions).  Management does not believe there is any need to impair the value of these assets.

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of its current executive officers, employees, and consultants.  The loss of any of its current executive officers, employees or consultants could significantly and negatively impact the business, until adequate replacements can be identified and put in place.  The Company places heavy reliance on consultants to enable it to meet its contractual commitments in connection with the deployment of a WBA telecommunications network in five of the largest cities in the PRC with and for Chinacomm, 2 smaller cities in the PRC with and for Golden Bridge, and initially eight cities in Peru with and for Perusat.  In addition, the same is true for the deployment of the Sino Crossings network in the PRC.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company expects to adopt ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisitions.  The Company does not expect the adoption of ASU 2010-29 to have a material impact on its consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall , to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. ASU 2010-06 became effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures relating to purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted during 2010 the applicable provisions of ASU 2010-06, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-06 relating to increased disclosure of activity in Level 3 fair value measurements to have a material impact on the disclosures in its consolidated financial statements.

ASU No. 2010-20, Receivables (Topic 310) — Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) was issued in July 2010. This ASU amends existing disclosure requirements and requires additional disclosure regarding financing receivables (other than short-term trade receivables or receivables measured at fair value or lower of cost or fair value), including: (i) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, (ii) the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and (iii) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the requirement for disclosures as of the end of a reporting period is effective for interim and annual reporting periods ending on or after December 15, 2010. The requirement for disclosures about activities that occur during a reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted on December 31, 2010 the applicable provisions of ASU 2010-20, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-20 relating to increased disclosure activities relating to financing receivables to have a material impact on the disclosures in its consolidated financial statements.

ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) was issued in December 2010. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company expects to adopt ASU 2010-28 for the quarter ending March 31, 2011 and does not expect the adoption to have a material impact on its consolidated financial statements.

NOTE 2                                GOING CONCERN MATTERS

The accompanying audited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $66,623,130 for the year ended December 31, 2010 and cumulative losses since inception (April 8, 2008) of $231,953,818.  In addition, the Company has negative working capital of $27,782,224 as of December 31, 2010 and a total stockholders’ deficit of $24,260,614.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expense of deploying the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks (See Note 5).  The Company also has not realized material revenue since inception, and it is not without doubt that it will be successful in generating revenues in the future.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may lose its rights to participate in the operation of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks and may be forced to cease operations.

To attain profitable operations, management continues focus its efforts on the deployment and operation of WBA telecommunications networks.  The Company current has three distinct operations in the PRC and one in Peru.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, the Company has entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over networks.  The Company contributes to the joint venture its technical expertise in deploying and operating networks, as well as the capital required to deploy the networks.  The Company will continue to be dependent on outside capital to fund its operations for the forseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flo0ws or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its business plans.

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

NOTE 3                                NOTE RECEIVABLE

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

NOTE 4                                PREPAID EXPENSES

Prepaid expenses, at December 31, 2010 and December 31, 2009 are comprised of the following:

	December 31, 2010	December 31, 2009
Prepaid taxes	$93,719	$104,793
Prepaid payroll taxes	48,341	43,274
Deferred charges	77,491	231
Other prepaid expenses	58,594	4,912
	$278,145	$153,210

NOTE 5                                INVESTMENTS

Chinacomm Cayman

In 2008, the Company paid Chinacomm $5 million towards a $196 million purchase price to acquire 49% of the authorized shares of Chinacomm Cayman, as provided in the Gulfstream Subscription Agreement.  The Gulfstream Subscription Agreement requires us to make certain payments in accordance with a schedule set forth therein.  Those payments are to be utilized to deploy the Chinacomm Network.  The Company attempted to raise capital to make the required payments, but was unable to do so within the time specified.  In February 2009, TCP, a company wholly owned by our President, Colin Tay proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under contract with Trussnet Delaware (see description of “Trussnet Delaware Professional Services Agreement”) to allow those services to continue and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved and are expressly conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP is not able to meet the specific payment schedule described, the TCP Subscription Agreement contains a provision that requires the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.  Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 shares authorized).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provides that the number of Chinacomm Cayman Shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set for the in the TCP Subscription Agreement or any new schedule to which the parties agree.

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to the Company pursuant to an Asset Purchase Agreement, a $191 million non-recourse promissory note (“TCP Note”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provides the Company with non-recourse bridge financing for its acquisition, which, for accounting purposes, is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman.  As the Company reduces the principal balance of the TCP Note, TCP is obligated to deliver an equal amount towards the subscription price pursuant to the TCP Subscription Agreement and Addendum.  As the Company reduces the principal balance of the TCP Note, TCP is also obligated to release to the Company shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

Through a series of amendments dated March 5, March 16, April 9 and May 9, 2010, respectively, the maturity date of the TCP Note has been extended until December 31, 2011, the interest rate has been increased from 8% to 10% per annum, the Company agreed to pay certain extension fees and TCP secured the option to accept payment of accrued interest and extension fees in the form of Shares.

Pursuant to the May 9, 2010 amendment to the TCP Note, TCP is entitled to accept any or all of the interest or extension fees incurred pursuant to the TCP Note in the form of Shares issued at a price per Share of the lesser of: (i) $0.95; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the date TCP delivers a written election to receive such payment in the form of Shares.

TCP elected to receive Shares for the difference between the total amount due under the TCP Note, including accrued interest and extension fees through May 8, 2010, and the original $191 million principal balance of the TCP Note.  On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,723 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts the Company owed to TCP at the time of the Share issuance.  Through the period ended December 31, 2010, in addition to issuance of Shares to TCP, the Company also paid TCP $10,900,000 towards accrued interest and extension fees.  In addition, the Company paid TCP $2,750,000 towards reduction of the principal balance of the TCP Note.

As of December 31, 2010, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  Also, as of December 31, 2010, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.

Carrying value of the investment:

	December 31, 2010	December 31, 2009
Carrying value of the investment	$0	$5,000,000

Golden Bridge Network Communications Co., Ltd.

Under the Company’s joint venture with Golden Bridge, the Company will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  The Company will pay for the capital expenditures and operating expenses necessary to deploy and operate the Golden Bridge Network.  The Company issued 5,000,000 Shares valued at $1,010,000. The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed.

Sino Crossings

Under the Company’s Sino Crossings joint venture, the Company will subscribe to 51% of the equity interest in China Crossing Cayman.  Azur will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will in turn subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of the fiber assets. Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize also the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.  The Company issued 9,000,000 Shares valued at $1,440,000. The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed.

The Company determined that no impairment of Golden Bridge or Sino Crossing is required as of December 31, 2010.

NOTE 6                                INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the years ended December 31, 2010 and 2009, the Company recorded amortization of $18,596 and $8,568 respectively, as a charge to current period operations.

Amortization expense for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is estimated to be approximately $18,500, $18,500, $13,700, $0 and $0, respectively.

NOTE 7                                ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	December 31, 2010	December 31, 2009
Accounts payable and accrued compensation	$21,528,184	$3,541,622
Accounts payable due to Trussnet Delaware	0	48,147,910
Accrued interest on indebtedness	851,639	1,676,536
Attorney fees and court costs	32,611	36,974
	$22,412,434	$53,403,042

NOTE 8                                CONVERTIBLE NOTES

Convertible notes as of December 31, 2010 and 2009 are comprised of the following:

	December 31, 2010	December 31, 2009
10% Convertible Note Purchase Agreements were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s Series A Common Stock at a rate of $0.95 per share. The Company is currently in default.	$1,736,500	$6,801,500

10% Amended and Restated Convertible Note Purchase Agreements were due and payable were due December 31, 2009, with interest payable at maturity. The Amended and Restated Convertible Notes are convertible into the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	2,556,658

Total	1,955,423	9,358,158
Less current maturities	(1,955,423)	(9,358,158)
Long term portion	$-	$-

The Company entered into a Convertible Note Purchase Agreement with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of convertible notes.  The Convertible Notes Purchase Agreements accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2008.  The convertible note holder has the option to convert any unpaid note principal and accrued interest to Shares at a rate of $0.95 per Share. The effective interest rate at the date of inception was 420.61% per annum.

In accordance with ASC subtopic 470-20, “Debt; Debt With Conversion And Other Options,” the Company recognized an imbedded beneficial conversion feature present in the convertible notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognized and measured an aggregate of $27,060,987 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes.  The debt discount attributed to the beneficial conversion feature is amortized ratably to operations as interest expense over the term of the convertible notes.

Since the Company’s date of inception through December 31, 2010, the Company amortized $39,629,290 as interest expense.  For the years ended December 31, 2010, and 2009 the amortization was $0 and $12,568,303, respectively.

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

NOTE 9                                NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 were comprised of the following:

	December 31,	December 31,
	2010	2009
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$85,974	139,114
Note payable, due 2/28/2010, with monthly payments of $940 including interest, secured by financed equipment	0	2,760
Note payable, due 08/12/2008 (currently in default)	65,425	140,424
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	37,579	41,019
Note payable, due 8/4/10, unsecured; interest at 12% per annum (currently in default)	149,469	0

Total	338,447	323,317
Less current maturities	(338,447)	(323,317)
Long term portion	$-	$-

NOTE 10                             NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Note Purchase Agreements currently in default.  The judgments are accruing interest at rates between 3.6% to 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $1,881,393 and $2,403,835 as of December 31, 2010 and 2009, respectively.  The principal balance of the three judgments totaled $1,654,643 and $2,025,000 as of December 31, 2010 and 2009, respectively.

NOTE 11                             DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At December 31, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 121.7% and risk free interest rate of 0.19% and recorded non-operating income of $2,259,768 representing the change in fair value from December 31, 2009.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2010 and 2009 is $149,248 and $2,409,016, respectively.

NOTE 12                             NON CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in Perusat organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to December 31, 2010:

Balance as of April 15, 2009 (date of acquisition)	$-
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2009	(23,847)
Balance as of December 31, 2009	(23,847)
Period loss applicable to non-controlling interest for the year ended December 31, 2010	(37,457)
Balance as of December 31, 2010	$(54,304)

NOTE 13                             MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of December 31, 2010, Company has issued and outstanding 66,909,089 shares of $0.001 par value Series B Common Stock.  The general attributes are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at December 31, 2010 was $35,483 which is the deemed fair value of Series B Common Stock.

NOTE 14                            STOCKHOLDERS' DEFICIT

As of December 31, 2010, the Company was authorized to issue 500 million shares of Series A Common Stock, of which there were 438,529,500 shares issued and outstanding.

Private Placement:

On February 9, 2010, the Company and Isaac Organization Inc., a Canadian corporation (“Isaac”), entered into a Stock Purchase Agreement (“Isaac SPA”).  On March 5, 2010, the Company and Isaac entered into an Amendment to the Isaac SPA (“First Amendment to Isaac SPA”).  The First Amendment to Isaac SPA provides that the number of Shares to be purchased by Isaac be increased from 53,199,934 (representing 12% of the total issued and outstanding Shares) to 106,399,869 (representing 24% of the total issued and outstanding Shares).  The total purchase price is increased from $160 million to $320 million.  The installment dates and amounts are amended such that, in addition to $1 million paid at closing on February 9, 2010, $10 million was to be paid at the execution of the First Amendment to Isaac SPA and has been received in full; $20 million was due on or before March 31, 2010; $129 million was due on or before June 1, 2010; $80 million was due on or before September 30, 2010; and $80 million was due on or before December 31, 2010.  The number of Shares Isaac is prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due, is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, Isaac withheld making the $20 million installment payment called for under the First Amended Isaac SPA, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”) to make a $239 million installment payment due on March 31, 2010 pursuant to Excel’s stock purchase agreement with the Company, as amended.

On May 9, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  The A&R Isaac SPA amends and restates the Isaac SPA and the First Amendment to Isaac SPA in their entirety.  The A&R Isaac SPA provides that Isaac shall purchase up to 49% of the Shares for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and the First Amendment, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price is due and payable on December 31, 2011. The Company must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within 30 days of the request.  The Company may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, the Company is required to issue and deliver to Isaac the number of Shares that the dollar amount of the installment bears to $1.50 per Share.

On June 9, 2010, the Company issued 9,333,334 Shares to Isaac under the terms of the A&R Isaac SPA.  The Shares were issued in exchange for the delivery through that date by Isaac of $14 million toward the total purchase price of $320 million under the A&R Isaac SPA.

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

Isaac is entitled to issuance of additional Shares under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated.  Upon termination or each calculation date, the number of Shares issued to Isaac shall bear the same ratio to 49% of the total Shares that the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and Isaac intend to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future.

The Company has the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac fails to pay any installment after a funding request and before expiration of a grace period, the Company may issue a notice of termination for monetary default, in which event the Company is entitled to cancel 10% of the Shares, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac has paid $205 million of the purchase price, the Company may issue a notice of termination at its option, in which event Isaac is entitled to receive Shares representing 10% of the sum of: (i) all Shares and Warrant Shares previously issued to Isaac; and (ii) all Shares represented by Warrants previously issued to Isaac that have not been exercised.

Under the A&R Isaac SPA, Isaac is entitled to designate two members of our Board of Directors.  However, Isaac relinquished this right in writing, effective March 15, 2011.

As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

As of December 31, 2010, the Company had received $19.1 million towards the purchase price of the A&R Isaac SPA, for which the Company had issued Isaac or Isaac was entitled to a total of 20,007,564 Shares, which includes all fully diluted calculations through November 30, 2010.  As of December 31, 2010, Isaac was entitled to receive 19,092,659 Warrants.  These Warrants will be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

The 19,062,659 Warrants to which Isaac is entitled to issuance based on payments towards the purchase price during 2010 were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 122%-158%; term of 3 years;  and risk free interest rate of 0.19% - 0.24%.  The aggregate value of the Warrants was $4,953,636 which has been allocated between the Warrants and Series A Common Stock and recorded as additional paid in capital.

The Company used the proceeds from the sale of Shares to Isaac for the purposes prescribed in the A&R Isaac SPA.

Common Stock Subscribed:

As of December 31, 2010, shares have not been issued for approximately $2.2 million of the proceeds received from Isaac pursuant to the A&R Isaac SPA.  This amount is reflected as common stock subscribed in the accompanying consolidated balance sheet and statement of stockholders’ deficit.

Stock Issuances during the year ended December 31, 2010 were as follows:

•
the Company received $19,092,659 of cash proceeds related to the sale of 21,446,231 Shares to Isaac.   As of December 31, 2010, the Company had issued 20,007,564 Shares to Isaac, with the remaining 1,438,667 shares outstanding as a common stock subscription.

•
the Company issued an aggregate of 15,975,530 Shares valued at $8,901,195 in exchange for settlement of convertible debentures, previously accrued interest and current period interest expenses of $7,381,085, $902,088 and $618,022, respectively.

•	the Company issued an aggregate of 5,375,707 Shares valued at $2,627,948 in exchange for settlement of previously accrued services and current period expenses of $1,903,913 and $773,584, respectively.

•	the Company issued an aggregate of 90,890,639 Shares to Trussnet Delaware in exchange for settlement of outstanding accounts payable totaling approximately $47.0 million.

•	the Company issued 458,716 Shares in exchange for $250,000 of an outstanding note payable in connection with the acquisition of Perusat.

•	the Company issued an aggregate of 58,867,119 Shares to TCP valued at $24,488,721, to continue to maintain the right to acquire 49% interest in Chinacomm Cayman. See Note 6 above.

•
the Company issued an aggregate of 2,342,508 Shares valued at $462,500 in exchange for settlement notes payable related to legal settlements, related accrued interest and accrued expenses of $330,356, $83,574 and $48,570, respectively.

Stock Option Plan

The Company has adopted a stock option plan the provides for the issuance of up to 8,000,000 shares of Series A Common Stock.  As of December 31, 2010 and 2009, no options have been granted under this plan.

NOTE 15                            WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	7,000,000	2.25	$1.00	7,000,000	$1.00
$1.00	9,094,659	2.50	$1.00	9,094,659	$1.00
$1.00	995,000	2.75	$1.00	995,000	$1.00
$1.00	2,003,000	3.00	$1.00	2,003,000	$1.00
	19,092,659	2.54	$1.00	19,092,659	$1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010
Issued	19,092,659	$1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2010	19,092,659	$1.00

The weighted-average fair value of the warrants issued in 2010 was $0.26.

NOTE 16                            RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	December 31,	December 31,
	2010	2009
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$25,000	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	50,000	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$475,000	$1,050,000

NOTE 16                             RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

Notes
	December 31,	December 31,
	2010	2009
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$25,000	$275,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	50,000	375,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$475,000	$1,050,000

Advances from Officers

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months

	December 31,	December 31,
	2010	2009
Advances to ChinaTel	$584,517	$121,745
Advances to Gulfstream	23,530	0
Advances to Perusat	517,645	251,122
	$1,125,692	$372,867

The Company is a party to agreements with the following related parties:

Trussnet Delaware

 Except as indicated below, since December 31, 2010 there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $48,717 (1% of the average of our total assets as of December 31, 2009 and December 31, 2010) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Since its acquisition of Trussnet Nevada, Trussnet Delaware has performed approximately $47 million in professional services, representing a significant amount of its operations, including the engineering, architectural and deployment services the Company provides relating to the Chinacomm Network.  The Company’s Chief Executive Officer, George Alvarez, its Chief Operating Officer, Mario Alvarez, and its Chief Administrative Officer, Isidoro Gutierrez, all were officers and shareholders of Trussnet Delaware.  They resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining the Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner, the Company’s Executive Vice President Legal, General Counsel and Corporate Secretary, subsequent to its acquisition of Trussnet Nevada.

Pursuant to the Professional Services Agreement between Trussnet Nevada and Trussnet Delaware dated April 10, 2008 (“Trussnet Delaware Professional Services Agreement”), the Company agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  As of December 31, 2010, the Company owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware has advanced funds for the Company’s operations in anticipation of the Company receiving additional funding.  On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Professional Services Agreement”).  Among other things, the First Amendment to Professional Services Agreement requires Trussnet Nevada to commence paying for the professional services Trussnet Delaware provided to Trussnet Nevada in connection with the Chinacomm Network at the rate of $10,000,000 per month, until the outstanding Trussnet Nevada obligation was paid in full.  The amounts due are to be paid through the issuance of Shares in accordance with the provisions of the First Amendment to Professional Services Agreement.

During the term of the Trussnet Delaware Professional Services Agreement, as amended, the Company issued 90,890,640 Shares to Trussnet Delaware as payment for $47,017,934 of professional services it rendered to the Company.  Trussnet Delaware has been paid in full pursuant to the Trussnet Delaware Professional Services Agreement, as amended.

Except for the extension of credit for services performed, Trussnet Delaware provided all such services at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.

 Trussnet Delaware subcontracted certain services developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  The Company’s President, Colin Tay, was formerly the Chief Executive Officer of Trussnet ADC Co. Inc.   Our President, Mr. Tay, was the Chief Executive Officer of Trussnet ADC Co. Inc. in the past.  He no longer has any involvement with Trussnet ADC Co. Inc. in any respect.

Trussnet Capital Partners (HK), Ltd.

The Company acquired its option to purchase a 49% equity interest in Chinacomm Cayman from TCP, of which Colin Tay is the sole director and stockholder.  The purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.  Colin Tay abstained from voting as a member of the Company’s Board of Directors in connection with this transaction, including all amendments thereto.

On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and fees owed to TCP under the Fourth Amendment issued by the Company to TCP.   (See Note 6 - for further disclosure related to transactions with TCP.)

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  Through Isaac, Antonios Isaac has agreed to purchase up to 49% of Shares, along with a warrant for every dollar he pays towards the purchase price of the Shares Isaac is purchasing from the Company.  (See Note 14 for further disclosure related to transactions with Isaac.)

NOTE 17                            COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California (“Action”).  The complaint alleged a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempts to register the Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Motion”) attempting to enforce a garnishment of any funds Isaac pays to the Company pursuant to the A&R Isaac SPA.  Isaac responded to the Motion and filed a Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled this case for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  Through the date of this Report the Company has paid $160,000 pursuant to the Fischer Settlement Agreement.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez will receive $113,982.12 and will receive the same amount of the 15th of the following 5 months pursuant to the Gomez Settlement Agreement.

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Action (“Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB quotation system for the ten-day period preceding the first day of the month in which a monthly settlement payment is being made.

On March 24, 2010, VRT Square, LP filed a complaint against Mario Alvarez, an officer of the Company, and 18 other named defendants in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL.  The complaint alleges numerous causes of action against the defendants.  The only cause of action that is currently alleged against the Company is the second cause of action.  That cause of action seeks damages of approximately $1,100,000 arising from an alleged conspiracy to effectuate a fraudulent transfer of the Company’s Series A Common Stock and a conspiracy to defraud.  The lawsuit remains at a very preliminary stage.  The Company is vigorously defending the lawsuit and believes the allegations against the Company are totally meritless.

During 2009, the Company received several notices of levy from the Internal Revenue Service (the "IRS"), for each of Trussnet Delaware and Trussnet USA Development, Inc. During 2010, the Company paid the IRS $311,565.57 that the Company owed to Trussnet Delaware as of the date of the levy then in effect.  In subsequent correspondence, the IRS has alleged that the Company held additional funds payable to Trussnet Delaware and Trussnet USA Development Inc. as of the date of each levy, and has threatened litigation against the Company for failure to comply with the levies.  The Company subsequently paid the IRS $382.85 that the Company owed Trussnet Delaware as of the date a levy was in effect. The Company is unaware of any suit having been filed by the IRS to enforce any such levy.  The Company maintains that it has never owed any amounts to Trussnet USA Development, Inc.  Further, it is the Company's understanding that Trussnet Delaware has satisfied its tax liability in full.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain, financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12-months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commences on November 1, 2010 and ends on December 31, 2013, provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  ALTHOUGH THE TERM IS RETROACTIVE, THE ISSUANCE OF THE SERIES B COMMON STOCK IS NOT, AND BECAME EFFECTIVE WHEN THE SHARES WERE ISSUED ON APRIL 12, 2011.

All other officers of the Company are employed without written employment agreements.

Other Material Agreements

Joinmax – On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services to be provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary.  The Company is obligated to pay Joinmax for the Services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific Services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services rendered to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30 day period prior to each payment due date of an invoice.

ZTE Global MOU –  On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA telecommunications networks we deploy in the PRC, Peru and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

ZTE Contracts with Perusat – On August 5, 2010, our 95% subsidiary Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the Perusat Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the Peru Network, to provide geographic coverage in the seven cities where Perusat currently holds licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in the PRC (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue Perusat a $3 million payment voucher towards network expansion which Perusat can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including Perusat’s right to terminate at any time except as to purchase orders already issued, if Perusat determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Perusat is able to secure.  The Company paid the 15% down payment and other amounts required for ZTE to begin manufacture of the equipment totaling $686,763 on December 22, 2010.

NOTE 18                            FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on January 1, 2008.  ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$0	$0	$149,248	$149,248

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,409,016
(2,259,768)
Ending balance as of December 31, 2010	$149,248

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

NOTE 19                            NET LOSS PER SHARE

The Company accounts for net loss per share in accordance with ASC subtopic 260-10, “Earnings Per Share,” which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Series A common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes.  Diluted net loss per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net loss per share for the period from April 8, 2008 (date of inception) through December 31, 2010 does not reflect the effects of shares potentially issuable upon conversion of convertible notes and outstanding warrants.  These potentially issuable shares would have an anti-dilutive effect on our net loss per share.

NOTE 20                            INCOME TAXES

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $233,000,000, expiring in the year 2028, that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2010 are as follows Income tax expense for the year ended December 31, 2010 is comprised of state taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2010 and 2009 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,	December 31,
	2010	2009

Approximate net operating loss carry forwards expiring in 2028	$230,000,000	$165,000,000

Deferred tax assets:
Federal net operating loss	$78,000,000	$56,100,000
State net operating loss	14,000,000	9,900,000

Total deferred tax assets	92,000,000	66,000,000
Less valuation allowance	(92,000,000)	(66,000,000)

	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
	2010	2009

Federal income tax rate	(34.0%)	(34.0%)
State tax, net of federal benefit	(6.0%)	(6.0%)
Change in derivative liability	(1.0%)	(17.0%)
Increase in valuation allowance	41.0%	57.0%)
Effective income tax rate	0.0%	0.0%

The Company has never been audited by either the Internal Revenue Service or any State, and the 2008 to present tax years are still open and could be subject to audit.

NOTE 21                             SUBSEQUENT EVENTS

Sales of Unregistered Securities of the Company

On January 10, 2011, the Company issued 684,044 Shares to Perezcalva pursuant to the Perezcalva Settlement Agreement.  These shares were valued at $.0.17 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On January 10, 2011, the Company issued 666,669 Shares to Felipe De Teresa pursuant to a Settlement Agreement and Mutual General Release between Felipe De Teresa and the Company (“Felipe Settlement Agreement”).  These Shares were valued at $0.17 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On January 10, 2011, the Company issued 887,817 Shares to Joaquin De Teresa pursuant to a Settlement Agreement and Mutual General Release between Joaquin De Teresa and the Company (“Joaquin Settlement Agreement”).  These Shares were valued at $0.17 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On January 10, 2011, the Company issued 5,391,688 Shares to Joinmax for the payment of $1,456,295.00 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  These Shares were valued at $0.27 per Share.  This sale resulted in a reduction of accounts payable of the Company.

On January 26, 2011, the Company issued 53,356 Shares to the Cueva Family Trust in exchange for its convertible note and accrued interest of $32,013.89, valued at $.60 per Share.  This sale of Shares resulted in a reduction of debt of the Company.

On February 10, 2011, the Company issued 508,130 Shares to Perezcalva pursuant to the Perezcalva Settlement Agreement.  These Shares were valued at $0.23 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On February 10, 2011, the Company issued 495,246 Shares to Felipe De Teresa pursuant to the Felipe Settlement Agreement.  These Shares were valued at $0.23 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On February 10, 2011, the Company issued 659,499 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  These Shares were valued at $0.23 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On February 18, 2011, the Company issued 4,427,895 Shares to Joinmax for the payment of $1,169,407 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  These Shares were valued at $0.26 per Share.  This sale resulted in a reduction of accounts payable of the Company.

On March 7, 2011, the Company issued 689,597 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  These Shares were valued at $0.22 per Share.  This sale of Shares resulted in a reduction of debt of the Company

On March 21, 2011, the Company issued 5,321,790 Shares to Joinmax for the payment of $1,379,408.00 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  These Shares were valued at $0.26 per Share.  This sale resulted in a reduction of accounts payable of the Company.

On March 28, 2011, the Company issued 423,077 free trading Shares, valued at $0.19 per Share for a total value of $82,500 to Independent Contractor Mario Navarro for consulting services rendered for the time period April 1, 2010 through February 28, 2011. This sale of Shares resulted in a reduction of accounts payable of the Company.

On April 6, 2011, the Company issued 733,579 Shares to Joaquin De Teresa, pursuant to the Joaquin Settlement Agreement.  These Shares were valued at $0.21 per Share.  This sale of Shares resulted in a reduction of debt of the Company.

On April 12, 2011, the Company issued 9,158,546 Shares, valued at $0.17 per Share, to Isaac pursuant to the A&R Isaac SPA, which included 1,438,667 subscribed but not issued as of December 31, 2010, 3,745,333 Shares subscribed but not issued between January 1, 2011 and March 25, 2011, and 3,974,546 Shares earned pursuant to a fully diluted calculation based on the total Shares issued and outstanding as of February 28, 2011.

On April 12, 2011, the Company issued 66,909,809 shares of its Series B Common Stock to Colin Tay, valued at $0.001 per share, pursuant to the Executive Employment Agreement between the Company and Colin Tay.  The issuance was part of the consideration paid by the Company in connection with the Executive Employment transaction.

Increase in the Number of Authorized Series A Common Stock

Effective March 11, 2011, the Company increased the authorized Shares by 500,000,000.  It did so by filing a Certificate of Amendment of its Articles of Incorporation with the Nevada Secretary of State, following the filing of a Preliminary Information and Definitive Information Statement with the SEC pursuant to Schedule 14C.  The Company now has authorization to issue up to 1,000,000,000 Shares.

ZTE Contract for Golden Bridge Network

On March 14, 2011, the Company and its wholly owned subsidiary Gulfstream entered into an Equipment Contract with ZTE for ZTE to manufacture and supply certain infrastructure equipment to be deployed in connection with the Company’s Golden Bridge Network.  The total contract price for the equipment for the first two cities of Fuzhou and Xiamen is $9,570,167.30.  ZTE guarantees that the price for the same equipment components will not be increased for three years, until March 14, 2014, and will apply to the other seven cities to which the Golden Bridge Network is expected to expand.  Payment terms include 85% of the total value of the contract as vendor financing to be provided by ZTE, payable over two and one-half years, with a one-year grace period commencing from the first bill of lading date, in three equal semi-annual installments including interest at the six-month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment of the 15% down payment is due within ten days after the Golden Bridge WFOE is established.  The duration of the contracts is up to three years during which ZTE will honor initial unit pricing in the current and future cities encompassing the Golden Bridge Network.  The contract is subject to termination under certain commercial circumstances, including the Company’s right to terminate at any time except as to purchase orders already issued if it determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses the Company is able to secure.

Isaac Relinquishment of Two Board Seats

Effective March 15, 2011, Isaac irrevocably relinquished it right to designate two members of the Company’s Board of Directors.

Agreement with VN Technologies Co., Ltd.

On April 1, 2011, the Company and Shenzhen VN Technologies Co., Ltd., (“VN Tech”) a limited liability company organized under the laws of the PRC, entered into a Subscription and Shareholder Agreement (“VN Tech Agreement”).  Pursuant to the VN Tech Agreement, the Company and VN Tech shall each contribute certain resources in order to develop technology, patent, manufacture, market, distribute and sell stand-alone electrical power generation or storage media using hydrogen or fuel cells for hydro-chemical energy conversion (“Fuel Cell Systems”).  The material terms of the VN Tech Agreement are as follows:

VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patent, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares.

The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of New Co.

The Board of Directors of each of the VN Tech Entities will be comprised of five Directors, three of whom shall be appointed by the Company and two by VN Tech.  The Bylaws of each of the Entities will contain various provisions for the protection of majority and minority stockholders, requiring a 75% super-majority vote of shareholders on certain corporate action, and including joint signature on bank accounts (one each by a Director or Officer appointed by the Company and by a Director or Officer appointed by VN Tech), and custody of the corporate seal or “chop” of each of the VN Tech Entities to be held in escrow by a neutral third party.

In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by the Company and will enter into a management contract with WFOE to provide marketing, sales, and other services to WFOE.

All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of our consolidated financial statements; (ii) permitting New Co and/or HK Co to control the PRC-based assets managed by WFOE, and the revenue to be generated from those assets; (iii) permitting a PRC-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in the PRC; and (iv) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks, and to recapture some or all of the respective investments of VN Tech and the Company.

The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations, and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

Assignment of TCP Subscription Agreement and Cancellation of Company’s Note to TCP

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“Assignment Agreement”).  The Assignment Agreement relates to the TCP Subscription Agreement and Addendum, the Asset Purchase Agreement with TCP and the TCP Note discussed in Note 5 above.  The material terms of the Assignment Agreement are as follows:

TCP has agreed to assign, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumes all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP will continue to act as agent for the Company, as the Company directs.

Except as set forth in the Assignment Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement are cancelled and terminated.  Specifically, TCP waives entitlement to all past interest accrued, but unpaid, under the TCP Note and all future interest.  TCP will return the original TCP Note to the Company, marked “CANCELLED.”

TCP will deliver to the Company the original share certificate representing 2,450,000,000 shares of Chinacomm Cayman (“Chinacomm Cayman Shares”) with appropriate endorsement to enable the Company to seek issuance of a new certificate in the Company’s name for all 2,450,000,000 of the Chinacomm Cayman Shares represented by that certificate.

The Company and TCP each release the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in any of the Assignment Agreement, the TCP Note or the Pledge Agreement.