Form 10-Q
period 2011-03-31
China Tel Group Inc
filed 2011-05-16
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

CHINA TEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12526 High Bluff Drive, Suite 155, San Diego, CA  92130
(Address of principal executive offices) (zip code)

760.230.8986
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2011 the registrant had 475,435,140 shares of its Series A common stock outstanding with a par value of $0.001 (“Series A Common Stock”) and 133,818,177 shares of its Series B common stock outstanding with a par value of $0.001 (“Series B Common Stock”).

CHINA TEL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	(Unaudited) Condensed Consolidated Balance Sheets as of March 31, and December 31, 2010	3

	(Unaudited) Condensed Consolidated Statements of Loss for the three months ended March 31, 2011, three months ended March 31, 2010 and from April 8, 2008 (date of inception) through March 31, 2011	4

	(Unaudited) Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through March 31, 2011	5

	(Unaudited) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011, three months ended March 31, 2010 and from April 8, 2008 (date of inception) through March 31, 2011	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION	61

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Removed and Reserved	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,590,529	$27,516
Accounts receivable, net of provision for doubtful accounts of $21,411 and $19,511	36,402	16,204
Accounts receivable, other	13,207	6,471
Inventory	6,891	2,863
Prepaid expenses	243,091	278,145
Total current assets	3,890,120	331,199

Property, plant and equipment, net of accumulated depreciation of $391,590 and $364,529	344,182	369,576

Other assets:
Intangible assets, net of accumulated amortization of $129,679 and $124,826	45,902	50,755
Investments	2,450,000	2,450,000
Deposit for the purchase of property, plant and equipment	686,762	686,762
Total other assets	3,182,664	3,187,517

Total assets	$7,416,966	$3,888,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$24,284,263	$22,412,434
Unearned revenue	600	2,536
Advances from officers	1,080,083	1,125,692
Notes payable, related party	475,000	475,000
Notes payable	332,496	338,447
Convertible debentures, net	1,386,423	1,955,423
Notes payable, other	1,245,000	1,654,643
Derivative liability	111,725	149,248
Total current liabilities	28,915,590	28,113,423

Mandatory redeemable Series B common stock; $0.001 par value, 200,000,000 shares authorized, 66,909,089 issued and outstanding as of March 31, 2011 and December 31, 2010	35,949	35,483

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock: Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 458,738,338 and 438,529,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	458,738	438,529
Common stock subscribed	8,175,000	2,158,000
Additional paid in capital	210,181,747	205,150,979
Accumulated deficit	(240,290,360)	(231,953,818)
Total China Tel Group, Inc.'s stockholders' deficit	(21,474,875)	(24,206,310)

Non controlling interest	(59,698)	(54,304)

Total stockholders' deficit	(21,534,573)	(24,260,614)

Total liabilities and stockholders' deficit	$7,416,966	$3,888,292

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
			From April 8, 2008
			(date of inception)
	Three Months Ended March 31,		Through
	2011	2010	March 31, 2011

REVENUE	$204,371	$222,819	$1,817,558
Cost of sales	219,712	148,075	1,845,139
Gross profit (loss)	(15,341)	74,744	(27,581)

OPERATING EXPENSES:
Selling, general and administrative expenses	1,980,076	8,184,582	71,357,379
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	-	-	35,489,721
Impairment loss	-	-	8,758,290
Depreciation and amortization	31,914	33,496	370,670
Research and development costs	6,317,287	-	86,748,202
Total operating expenses	8,329,277	8,218,078	202,724,262

Net loss from operations	(8,344,618)	(8,143,334)	(202,751,843)

OTHER INCOME (EXPENSES):
Other income (expenses)	(466)	233	921,037
Gain on settlement of debt	-	-	1,299,766
Gain (loss)on foreign currency transactions	(6,159)	15,510	45,462
Loss on investments, related party	-	-	(6,636,410)
Gain (loss) on change in fair value of debt derivative	37,523	1,098,491	13,971,661
Interest expense	(28,216)	(243,462)	(46,849,660)

Loss before provision for income taxes	(8,341,936)	(7,272,562)	(239,999,987)

Income taxes	-	-	-

Net loss	(8,341,936)	(7,272,562)	(239,999,987)

Loss attributed to non controlling interest	5,394	3,687	59,698

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(8,336,542)	$(7,268,875)	$(239,940,289)

Net loss per common share (basic and fully diluted)	$(0.02)	$(0.03)	$(1.14)
Weighted average number of shares outstanding, basic and fully diluted	449,061,685	230,623,681	211,281,215

Comprehensive Loss:
Net Loss	$(8,341,936)	$(7,272,562)	$(239,999,987)
Foreign currency translation gain	-	22,695	(8,689)

Comprehensive Loss:	(8,341,936)	(7,249,867)	(240,008,676)
Comprehensive income attributable to the non controlling interest	-	(17,874)	48,889
Comprehensive loss attributable to China Tel Group, Inc.	$(8,341,936)	$(7,267,741)	$(239,959,787)

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

	CHINA TEL GROUP, INC.
	Preferred stock		Common stock		Common	Additional	Other		Non	Total
			Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Effect of merger with China Tel Group, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	-	(153,026)	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	-	27,060,987	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	-	1,396,608	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	-	1,774,814	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)

Balance, December 31, 2008	-	-	89,458,947	89,459	-	30,079,383	-	(109,319,963)	-	(79,151,121)

Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	-	479,000	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	-	1,492,927	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	-	393,624	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	-	194,413	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	-	2,067,560	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	-	385,401	-	-	-	385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	-	429,000	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	-	200,713	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	-	249,737	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	-	1,075,100	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered, including acting officers	-	-	7,403,149	7,403	-	5,945,116	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	-	6,094,339	-	-	-	6,102,492
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	-	7,247,020	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	-	4,059,520	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	-	4,198,720	-	-	-	4,213,262
Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	-	(3,000)	-	-	-	-
Issuance of Series A common stock in October 2009 in exchange for services rendered	-	-	6,242,622	6,243	-	2,724,790	-	-	-	2,731,033
Issuance of Series A common stock in October 2009 in exchange for convertible debentures and related interest	-	-	929,556	929	-	407,238	-	-	-	408,167
Issuance of Series A common stock in November 2009 in exchange for services rendered	-	-	760,061	760	-	443,876	-	-	-	444,636
Issuance of Series A common stock in November 2009 in exchange for convertible debentures and related interest	-	-	4,376,198	4,376	-	1,507,005	-	-	-	1,511,381
Issuance of Series A common stock in December 2009 in exchange for services rendered, including acting officers	-	-	41,000,000	41,000	-	22,572,495	-	-	-	22,613,495
Issuance of Series A common stock in December 2009 in exchange for convertible debentures and related interest	-	-	13,805,680	13,806	-	8,882,412	-	-	-	8,896,218
Equity based compensation	-	-	-	-	-	775,962	-	-	-	775,962
Foreign currency translation gain	-	-	-	-	-	-	14,389	-	-	14,389
Net loss	-	-	-	-	-	-	-	(56,041,182)	(23,847)	(56,065,029)

Balance, December 31, 2009	-	-	230,611,717	230,612	-	101,902,351	14,389	(165,361,145)	(23,847)	(63,237,640)

CHINA TEL GROUP, INC.
Preferred stock		Common stock		Common	Additional	Other		Non	Total
		Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit

Issuance of Series A common stock in February 2010 in exchange for convertible debentures and related interest	-	-	29,101	29	-	27,617	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,995,000	-	-	-	-	7,995,000
Issuance of Series A common stock issued in April 2010 in exchange for services rendered	-	-	2,316,481	2,316	-	1,267,134	-	-	-	1,269,450
Issuance of Series A common stock issued in April 2010 in exchange for expenses incurred	-	-	1,148,628	1,149	-	624,854	-	-	-	626,003
Issuance of Series A common stock issued in April 2010 in settlement of note payable	-	-	458,716	459	-	249,541	-	-	-	250,000
Issuance of Series A common stock issued in April 2010 in settlement of accounts payable	-	-	22,727,272	22,727	-	9,977,273	-	-	-	10,000,000
Issuance of Series A common stock issued in May 2010 in exchange for services rendered	-	-	668,953	669	-	363,910	-	-	-	364,579
Issuance of Series A common stock issued in May 2010 in exchange for expenses incurred	-	-	195,841	196	-	106,537	-	-	-	106,733
Issuance of Series A common stock issued in May 2010 in settlement of accounts payable	-	-	29,069,767	29,070	-	9,970,930	-	-	-	10,000,000
Sale of Series A common stock	-	-	9,333,334	9,333	(4,905,341)	13,990,667	-	-	-	9,094,659
Issuance of Series A common stock issued in June 2010 in settlement of accounts payable	-	-	21,179,986	21,180	-	9,978,820	-	-	-	10,000,000
Issuance of Series A common stock issued in June 2010 as payment for investment holding costs	-	-	58,867,119	58,867	-	24,429,854	-	-	-	24,488,721
Issuance of Series A common stock issued in June 2010 in exchange for convertible debentures and related interest	-	-	15,697,454	15,697	-	8,705,220	-	-	-	8,720,917
Issuance of Series A common stock issued in July 2010 in settlement of accounts payable	-	-	10,526,316	10,526	-	9,989,474	-	-	-	10,000,000
Issuance of Series A common stock issued in September 2010 in exchange for services rendered	-	-	500,000	500	-	176,500	-	-	-	177,000
Issuance of Series A common stock issued in September 2010 in settlement of accounts payable	-	-	7,387,298	7,388	-	7,010,545	-	-	-	7,017,933
Issuance of Series A common stock in October 2010 in exchange for litigation payable and related interest	-	-	998,668	999	-	224,001	-	-	-	225,000
Issuance of Series A common stock in November 2010 in exchange for convertible debentures and related interest	-	-	248,975	249	-	152,383	-	-	-	152,632
Issuance of Series A common stock in November 2010 in exchange for litigation payable and related interest	-	-	621,077	621	-	118,129	-	-	-	118,750
Issuance of Series A common stock in December 2010 in exchange for services	-	-	515,376	515	-	128,349	-	-	-	128,864
Issuance of Series A common stock in December 2010 in exchange for litigation payable and related interest	-	-	722,763	723	-	118,027	-	-	-	118,750
Sale of Series A common stock	-	-	10,674,230	10,674	(931,659)	2,923,985	-	-	-	2,003,000
Issuance of Series A common stock in December 2010 for investment in Azur Capital	-	-	9,000,000	9,000	-	1,431,000	-	-	-	1,440,000
Issuance of Series A common stock in December 2010 in exchange for services	-	-	30,428	30	-	4,838	-	-	-	4,868
Issuance of Series A common stock in December 2010 for investment in Golden Bridge	-	-	5,000,000	5,000	-	1,005,000	-	-	-	1,010,000
Equity based compensation	-	-	-	-	-	274,040	-	-	-	274,040
Foreign currency translation gain	-	-	-	-	-	-	(14,389)	-	-	(14,389)
Net loss	-	-	-	-	-	-	-	(66,592,673)	(30,457)	(66,623,130)

Balance, December 31, 2010	-	-	438,529,500	438,529	2,158,000	205,150,979	-	(231,953,818)	(54,304)	(24,260,614)

CHINA TEL GROUP, INC.
Preferred stock		Common stock		Common	Additional	Other		Non	Total
		Series A		Stock	Paid in	Comprehensive	Accumulated	controlling	Stockholders'
Shares	Amount	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Interest	Deficit

Common stock subscription received	-	-	-	-	6,017,000	-	-	-	-	6,017,000
Issuance of Series A common stock in January 2011 in exchange for convertible debentures and related interest	-	-	2,291,916	2,292	-	418,336	-	-	-	420,628
Issuance of Series A common stock issued in January 2011 in settlement of accounts payable	-	-	5,391,688	5,392	-	1,450,903	-	-	-	1,456,295
Issuance of Series A common stock in February 2011 in exchange for convertible debentures and related interest	-	-	1,662,875	1,663	-	386,951	-	-	-	388,614
Issuance of Series A common stock issued in February 2011 in settlement of accounts payable	-	-	4,427,895	4,428	-	1,164,979	-	-	-	1,169,407
Issuance of Series A common stock in March 2011 in exchange for convertible debentures and related interest	-	-	689,597	689	-	153,436	-	-	-	154,125
Issuance of Series A common stock issued in March 2011 in settlement of accounts payable	-	-	5,321,790	5,322	-	1,374,086	-	-	-	1,379,408
Issuance of Series A common stock issued in March 2011 in exchange for services rendered	-	-	423,077	423	-	82,077	-	-	-	82,500
Equity based compensation	-	-	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(8,336,542)	(5,394)	(8,341,936)

Balance, March 31, 2011 (unaudited)	-	$-	458,738,338	$458,738	$8,175,000	$210,181,747	$-	$(240,290,360)	$(59,698)	$(21,534,573)

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)

			From April 8, 2008
			(date of inception)
	Three Months Ended March 31,		Through
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,341,936)	$(7,272,562)	$(239,999,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,914	33,496	370,670
Amortization of financing costs	-	-	3,871,802
Accretion of convertible debt	-	-	14,083,386
Impairment of goodwill	-	-	1,008,290
Writedown of investments	-	-	7,750,000
Gain on settlement of debt	-	-	(1,299,766)
Gain on change in fair value of debt derivative	(37,523)	(1,098,490)	(13,971,661)
Common stock issued for payment of interest	-	-	618,022
Common stock issued for acquistion of China Comm Cayman	-	-	24,488,721
Common stock issued in exchange for services	82,500	259,615	47,564,317
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
(Increase) decrease in:
Accounts receivable	(26,934)	(176,626)	108,861
Inventory	(4,028)	(2,475)	(3,079)
Prepaid expenses	35,054	5,708	(106,217)
Increase (decrease) in:
Accounts payable and accrued liabilities	6,271,772	963,923	83,910,030
Other notes payable	-	-	2,025,000
Unearned revenue	(1,936)	(9,290)	(34,250)
Net cash used in operating activities	(1,991,117)	(7,296,701)	(42,554,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	-	19,419
Purchase of property, plant and equipment	(1,667)	(3,458)	(100,218)
Deposit for property, plant and equipment	-	-	(686,762)
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	-	(7,750,000)
Net cash provided by (used in) investing activities	(1,667)	(3,458)	(8,462,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from officers	-	360,865	1,125,692
Payments on advances from officers	(45,609)	-	(45,609)
Proceeds from the sales of Series A common stock	6,017,000	7,000,000	25,109,659
Line of credit, net	-	28,103	(141,593)
Proceeds from issuance of notes payable	-	122,132	149,469
Payments on notes payable	(415,594)	-	(654,405)
Proceeds from issuance of notes payable, related party	-	-	775,000
Payments on notes payable, related party	-	(140,424)	(325,000)
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	5,555,797	7,370,676	54,586,184

Effect of currency rate change on cash	-	8,821	21,376

Net increase (decrease) in cash and cash equivalents	3,563,013	79,338	3,590,529

Cash and cash equivalents, beginning of the period	27,516	54,208	-
Cash and cash equivalents, end of the period	$3,590,529	$133,546	$3,590,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,607	$18,512	$102,129
Cash paid during the period for taxes	$1,235	$-	$4,113

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$4,968,477	$27,646	$80,766,935
Common stock issued for services rendered	$82,500	$259,615	$47,564,317
Common stock issued for investment	$-	$-	$2,880,000

The accompanying notes are an integral part of these financial statements.

CHINA TEL GROUP, INC.
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011.

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

The Company is in the development stage, as defined by the ASC (“ASC”) subtopic 915 Development Stage Entities.  The Company’s efforts have been principally devoted to developing wireless broadband access (“WBA”) and fiber optic telecommunications networks in several cities in the People’s Republic of China (“PRC”) and in Peru.  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through March 31, 2011, the Company has accumulated losses of $240,290,360. (Reference in this report to “Since the Company’s inception” refers to April 8, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this Report.)

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

Acquisition of Perusat

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of Perusat, a Peruvian company that holds appropriate licenses and concessions, to enable the Company to deploy a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru. The total purchase price was $705,000, consisting of an aggregate of 1,000,000 Shares and a promissory note payable of $275,000.  The Shares (valued at the date of closing) had a value of $430,000 and were not registered under the Securities Act of 1933, as amended, (“Securities Act”).  Perusat provides local and long distance telephone services to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat was granted a license and concessions to provide WBA and related telecommunications services utilizing radio frequency in the 2.5 GHz spectrum band covering these cities, other than Lima and its surrounding metropolitan area.

The Company has designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment and has contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate the Company’s telecommunications network in Peru (“Perusat Network”).  The Company is awaiting delivery of the equipment it has ordered to deploy the Perusat Network.  Following the installation of equipment and optimization thereof, the Company will be enabled to operate the Perusat Network.

Joint Venture Projects

The Company currently has three telecommunications projects in the PRC.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization and structure, designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, the Company has entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA telecommunications networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA telecommunications networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under PRC law.  The Company and the particular partner for each joint venture each subscribe to shares in the Cayman corporation to reflect the respective equity interests of each partner in the joint corporation for possible future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that venture’s operations will flow.  Each joint venture project is further described below.

1.          CECT-Chinacomm Communications Co., Ltd.

Under the Company’s joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), the Company has the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which $5 million was paid in May 2008 pursuant to the Gulfstream Subscription Agreement.  In return, Chinacomm agreed to transfer to Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, the rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout the PRC.  The proceeds of the Company’s investment are to be used to pay for equipment and services to design, engineer, install and operates WBA telecommunications network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to PRC residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.         Golden Bridge Network Communications Co., Ltd.

Under the Company’s joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), the Company will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  The Company will pay for the capital expenditures and operating expenses necessary to deploy and operate a WBA telecommunications network in PRC cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to PRC residents, business and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  The Company has signed a contract with ZTE Corporation to supply the equipment needed for Phase 1 of the Golden Bridge Network and will issue a purchase order as soon as the wholly owned foreign enterprise associated with the joint venture has been established.  Golden Bridge has also applied for WBA licenses in seven additional cities: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

3.        Sino Crossings.

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

ZTE Contract for Golden Bridge Network.

On March 14, 2011, the Company and its wholly owned subsidiary Gulfstream entered into an Equipment Contract with ZTE for ZTE to manufacture and supply certain infrastructure equipment to be deployed in connection with the Company’s Golden Bridge Network.  The total contract price for the equipment for the first two cities of Fuzhou and Xiamen is $9,570,167.  ZTE guarantees that the price for the same equipment components will not be increased for three years, until March 14, 2014, and will apply to the other seven cities to which the Golden Bridge Network is expected to expand.  Payment terms include 85% of the total value of the contract as vendor financing to be provided by ZTE, payable over two and one-half years, with a one-year grace period commencing from the first bill of lading date, in three equal semi-annual installments including interest at the six-month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment of the 15% down payment is due within ten days after the Golden Bridge wholly owned foreign enterprise is established.  The duration of the contracts is up to three years during which ZTE will honor initial unit pricing in the current and future cities encompassing the Golden Bridge Network.  The contract is subject to termination under certain commercial circumstances, including the Company’s right to terminate at any time except as to purchase orders already issued if it determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses the Company is able to secure.

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

As of March 31, 2011 and December 31, 2010, the Company had unearned revenue of $600 and $2,536, respectively.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at March 31, 2011 and December 31, 2010 was $21,411 and $19,511, respectively.

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

The Company’s management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at December 31, 2009.  The evaluation indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009.

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

As of March 31, 2011, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $6,317,827, $0 and $86,748,202 for the period ended March 31, 2011 and 2010; and from the period from April 8, 2008 (date of inception) through March 31, 2011, respectively.

Investments

The Company entered into the Framework Agreement, which was superseded by the Gulfstream Subscription Agreement, whereby the Company, through its subsidiary, Gulfstream, agreed to acquire a 49% equity interest in Chinacomm Cayman for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  During 2009, these agreements were restructured such that the Company acquired from Trussnet Capital Partners (HK) Ltd. (“TCP”) an option to acquire up to a 49% equity interest in Chinacomm Cayman pursuant to a non-recourse promissory note for $191,000,000 issued on March 9, 2009 (“TCP Note.”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  (See Note 4 for a complete discussion of the agreements related to this transaction.).  During 2010, the Company paid an additional $2,750,000 to Chinacomm Cayman.

As of December 31, 2010, the Company evaluated for impairment the fair value of the above investment and determined that an impairment loss of $7,750,000 should be recognized.  As of March 31, 2011, the Company still believes this impairment loss is accurate.

Also during 2010, the Company entered into an agreement to acquire a 51% interest in a joint venture with Sino Crossings for 9,000,000 Shares valued at $1,440,000 and a 49% interest in Golden Bridge for 5,000,000 Shares valued at $1,010,000 (See Note 4 for a complete description of the agreements related to the Sino Crossings and Golden Bridge transactions).  Management does not believe there is any need to impair the value of these assets.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisitions.  The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) was issued in December 2010.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company adopted ASU 2010-28 for the quarter ending March 31, 2011.

NOTE 2                        GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $8,336,542 for the period ended March 31, 2011 and cumulative losses since inception (April 8, 2008) of $239,940,289.  In addition, the Company has negative working capital of $25,024,470 as of March 31, 2011 and a total stockholders’ deficit of $21,474,875.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expense of deploying the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks (See Note 4).  The Company also has not realized material revenue since inception, and it is not without doubt that it will be successful in generating revenues in the future.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may lose its rights to participate in the operation of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks and may be forced to cease operations.

To attain profitable operations, management continues to focus its efforts on the deployment and operation of WBA telecommunications networks identified above.  The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its business plans.

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

NOTE 3                       PREPAID EXPENSES

Prepaid expenses, at March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31, 2011	December 31, 2010
Prepaid taxes	$73,616	$93,719
Prepaid payroll taxes	49,533	48,341
Deferred charges	73,729	77,491
Other prepaid expenses	46,213	58,594
	$243,091	$278,145

NOTE 4                        INVESTMENTS

Chinacomm Cayman

In 2008, the Company paid Chinacomm $5 million towards a $196 million purchase price to acquire 49% of the authorized shares of Chinacomm Cayman, as provided in the Gulfstream Subscription Agreement.  The Gulfstream Subscription Agreement requires the Company to make certain payments in accordance with a schedule set forth therein.  Those payments are to be utilized to deploy the Chinacomm Network.  The Company attempted to raise capital to make the required payments, but was unable to do so within the time specified.  In February 2009, TCP, a company wholly owned by the Company’s President, Colin Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer Chinacomm that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under contract with Trussnet Delaware (see description of “Trussnet Delaware Professional Services Agreement”) to allow those services to continue and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved and are expressly conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP is not able to meet the specific payment schedule described in the TCP Subscription Agreement, the TCP Subscription Agreement contains a provision that requires the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.  Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 shares authorized).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provides that the number of Chinacomm Cayman shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set for the in the TCP Subscription Agreement or any new schedule to which the parties agree.

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to the Company pursuant to an Asset Purchase Agreement, the TCP Note and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.

The TCP Note was amended and extended on several occasions.  On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts the Company owed to TCP at the time of the Share issuance.  Since the Company's inception date through March 31, 2011, in addition to issuance of Shares to TCP, the Company also paid TCP $11,001,000 towards accrued interest and extension fees.  In addition, the Company paid TCP $2,750,000 towards reduction of the principal balance of the TCP Note.

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“TCP Assignment and Cancellation Agreement”) (See Note 19, Subsequent Events, for a complete description of the terms of the TCP Assignment and Cancellation Agreement).

As of March 31, 2011, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  In addition, as of March 31, 2011, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.

Carrying value of the investment:
	March 31, 2011	December 31, 2010
Carrying value of the investment	$0	$0

Golden Bridge

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

The Company determined that no impairment of Golden Bridge or Sino Crossing is required as of March 31, 2011.

NOTE 5                        INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three-month periods ended March 31, 2011 and 2010, the Company recorded amortization of $4,853 and $7,258 respectively, as a charge to current period operations.

NOTE 6                       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2011	December 31, 2010
Accounts payable and accrued compensation	$23,603,068	$21,528,184
Accrued interest on indebtedness	673,525	851,639
Attorney fees and court costs	7,670	32,611
	$24,284,263	$22,412,434

NOTE 7                        CONVERTIBLE NOTES

Convertible notes as of March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31, 2011	December 31, 2010
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $0.95 per share. The Company is currently in default.	$1,167,500	1,736,500

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	1,386,423	1,955,423
Less current maturities	(1,386,423)	(1,955,423)
Long term portion	$0	$0

The Company entered into the Convertible Notes, dated February 12, 2008, with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of Convertible Notes.  The Convertible Notes accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2008.  The Convertible Note holder had the option to convert any unpaid note principal and accrued interest to Shares at a rate of $0.95 per Share. The effective interest rate at the date of inception was 420.61% per annum.

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

Since the Company’s date of inception through March 31, 2011, the Company amortized $39,629,290 as interest expense.  For the three month periods ended March 31, 2011, and 2010 the amortization was $0 and $0, respectively.

The Company also entered into the Amended Convertible Notes, dated November 17, 2008 with numerous Convertible Note holders for the modification of certain terms and conditions contained in the previously issued Convertible Notes.  The Company issued an aggregate of $20,979,572 in Amended Convertible Notes in exchange for $17,389,776 of previously issued Convertible Notes, a 20% inducement premium and accrued interest.  The Amended Convertible Notes accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2009.  The Amended Convertible Note holders had an option to convert any unpaid note principal and accrued interest to Shares at the lesser of: (i) $0.95 per Share; or (b) 80% of the volume weighted average of the closing bid price for the Shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the Amended Convertible Notes.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended Convertible Note and to fair value as of each subsequent balance sheet date.  At the inception of the Amended Convertible Notes, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine days.

NOTE 8                        NOTES PAYABLE

Notes payable at March 31, 2011 and December 31, 2010 were comprised of the following:

	March 31,	December 31,
	2011	2010
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$79,347	85,974
Note payable, due 08/12/2008 (currently in default)	65,425	65,425
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	38,255	37,579
Note payable, due 8/4/10, unsecured; interest at 12% per annum (currently in default)	149,469	149,469

Total	332,496	338,447
Less current maturities	(332,496)	(338,447)
Long term portion	$0	$0

NOTE 9                        NOTES PAYABLE, OTHER

As of the period ended March 31, 2011, three judgments had been entered against the Company relating to certain Convertible Notes that were in default at the time a lawsuit was filed relating to three Convertible Notes.  The judgments are accruing interest at rates between 3.6% to 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $1,403,893 and $1,881,393 as of March 31, 2011 and December 31, 2010, respectively.  The principal balance of the three judgments totaled $1,245,000 and $1,654,643 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 10                     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to 10% for the Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended Convertible Notes (estimated at $14,083,386) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At March 31, 2011, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 119.2% and risk free interest rate of 0.2% and recorded non-operating income of $37,523 representing the change in fair value from December 31, 2010.  The derivatives were classified as short-term liabilities.  The derivative liability at March 31, 2011 and December 31, 2010 was $111,725 and $149,248, respectively.

NOTE 11                      NON CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in Perusat organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to March 31, 2011:

Balance as of April 15, 2009 (date of acquisition)	$0
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2010	(54,304)
Balance as of December 31, 2010	(54,304)
Period loss applicable to non-controlling interest for the period ended March 31, 2011	(5,394)
Balance as of March 31, 2011	$(59,698)

NOTE 12                      MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of March 31, 2011, Company has issued and outstanding 66,909,089 shares of $0.001 par value Series B Common Stock.  The general attributes are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at March 31, 2011 was $35,949 which is the deemed fair value of Series B Common Stock.

NOTE 13                      STOCKHOLDERS' DEFICIT

As of March 31, 2011, the Company was authorized to issue 1.0 billion Shares, of which there were 458,738,338 Shares issued and outstanding as of that date.

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

As of March 31, 2011, the Company had received approximately $25.1 million towards the purchase price of the A&R Isaac SPA, for which the Company had issued Isaac a total of 20,007,564 Shares and Isaac has subscribed to an additional 9,424,546 Shares.  As of March 31, 2011, Isaac was entitled to receive 25,109,659 Warrants.  These Warrants will be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

The 25,109,659 Warrants to which Isaac is entitled to issuance based on payments towards the purchase price through March 31, 2011 were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 119%-158%; term of 3 years;  and risk free interest rate of 0.19% - 0.24%.  The aggregate value of the Warrants was $5,393,376 which has been allocated between the Warrants and Shares, and recorded as additional paid in capital.

The Company used the proceeds from the sale of Shares to Isaac for the purposes prescribed in the A&R Isaac SPA.

On May 10, 2011, the Company and Isaac entered into a Second Amended and Restated Stock Purchase Agreement (“Second A&R Isaac SPA”) which supersedes entirely the terms of the A&R Isaac SPA.  See Note 19, Subsequent Events, for a complete description of the terms of the Second A&R Isaac SPA.

Stock Issuances during the three months ended March 31, 2011 were as follows:

The Company issued an aggregate of 4,644,388 Shares valued at $963,366 in exchange for settlement of convertible debentures and accrued interest of $569,000 and $394,366, respectively.

The Company issued an aggregate of 15,141,373 Shares valued at $4,005,110 in exchange for settlement of accounts payable.

The Company issued an aggregate of 423,077 Shares valued at $82,500 for services rendered.

NOTE 14                      WARRANTS

The following table summarizes the warrants outstanding or subject to issuance and the related prices for the Shares issued or subject to issuance to non-employees of the Company as of March 31, 2011.  These warrants were in connection with the sale of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	7,000,000	2.00	$1.00	7,000,000	$1.00
$1.00	9,094,659	2.25	$1.00	9,094,659	$1.00
$1.00	995,000	2.50	$1.00	995,000	$1.00
$1.00	2,003,000	2.75	$1.00	2,003,000	$1.00
$1.00	6,017,000	3.00	1.00	6,017,000	$1.00
	25,109,659	2.41	$1.00	25,109,659	$1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	19,092,659	-
Issued	6,017,000	$1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2011	25,109,659	$1.00

The weighted-average fair value of the warrants to be issued as of March 31, 2011 was $0.21.

NOTE 15                      RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	March 31,	December 31,
	2011	2010
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$25,000	$25,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	50,000	50,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$475,000	$475,000

Advances from Officers

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	March 31,	December 31,
	2011	2010
Advances to ChinaTel	$584,517	$584,517
Advances to Gulfstream	23,530	23,530
Advances to Perusat	472,036	517,645
	$1,080,083	$1,125,692

The Company is a party to agreements with the following related parties:

Trussnet Delaware

Except as indicated below, since March 31, 2011 there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $56,832 (1% of the average of our total assets during the three month period ended March 31, 2011) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Since the Company’s acquisition of Trussnet Nevada, Trussnet Delaware has performed approximately $47 million in professional services, representing a significant amount of its operations, including the engineering, architectural and deployment services the Company provides relating to the Chinacomm Network.  The Company’s Chief Executive Officer, George Alvarez, its Chief Operating Officer, Mario Alvarez, and its Chief Administrative Officer, Isidoro Gutierrez, all were officers and shareholders of Trussnet Delaware.  They resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining the Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez and Kenneth L. Waggoner, the Company’s Executive Vice President Legal, General Counsel and Secretary, subsequent to its acquisition of Trussnet Nevada.

Pursuant to the Professional Services Agreement between Trussnet Nevada and Trussnet Delaware dated April 10, 2008 (“Trussnet Delaware Professional Services Agreement”), the Company agreed to pay Trussnet Delaware for its professional services at its standard hourly rates or based upon fixed fees for specific services.  As of September 31, 2009, the Company owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware had advanced funds for the Company’s operations in anticipation of the Company receiving additional funding.  On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Agreement”).  Among other things, the First Amendment to Trussnet Delaware Professional Services Agreement requires Trussnet Nevada to commence paying for the professional services Trussnet Delaware provided to Trussnet Nevada in connection with the Chinacomm Network at the rate of $10,000,000 per month, until the outstanding Trussnet Nevada obligation was paid in full.  The amounts due are to be paid through the issuance of Shares in accordance with the provisions of the First Amendment to Trussnet Delaware Professional Services Agreement.

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

During 2010, the Company paid $11,001,000 and issued 58,867,119 Shares to TCP for the payment of $35,489,721 of interest and fees owed to TCP under the TCP Note, as amended.  The Company also made principal payments totaling $2,750,000 to TCP.  (See Note 4 for further disclosure related to transactions with TCP.)

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  Through Isaac, Antonios Isaac has agreed to purchase up to 49% of Shares, along with a warrant for every dollar he pays towards the purchase price of the Shares Isaac is purchasing from the Company.  (See Note 13 and Note 19 for further disclosure related to transactions with Isaac.)

NOTE 16                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California (“Fischer Action”).  The complaint alleged a claim for breach of contract relating to the Company’s default under a Convertible Note entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempts to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Fischer Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Fischer Motion”) attempting to enforce a garnishment of any funds Isaac pays to the Company pursuant to the A&R Isaac SPA.  Isaac responded to the Fischer Motion and filed a Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled the Fischer Action for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  Through the date of this Report, the Company has paid $160,000 pursuant to the Fischer Settlement Agreement.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL (“Gomez Action”).  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve the Gomez Action.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez is entitled to receive $113,982.12 and will receive the same amount of the 15th of the following 5 months pursuant to the Gomez Settlement Agreement.  Gomez has received his first settlement payment of $113,982.12.

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR (“Perezcalva Action”).  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve the Gomez Action.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Gomez Action (“Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB for the ten-day period preceding the first day of the month in which a monthly settlement payment is being made.

On March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez, an officer of the Company, and 18 other named defendants, including the Company, in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL (“VRT Lawsuit”).  The complaint alleges numerous causes of action against the defendants.  The only cause of action asserted against the Company is an alleged conspiracy to defraud creditors of Mr. Alvarez including VRT and/or to effectuate a fraudulent transfer of Shares that had been issued to Mr. Alvarez in consideration for Mr. Alvarez performing professional services to the Company as an independent contractor.  On or about May 1, 2011, the VRT Lawsuit was settled without monetary or other contribution on the part of the Company, with dismissal of the VRT Lawsuit to follow when all settlement documents have been executed by all parties.

During 2009, the Company received several notices of levy from the Internal Revenue Service ("IRS"), for each of Trussnet Delaware and Trussnet USA Development Co. Inc.  During 2010, the Company paid the IRS $311,565.57 that the Company owed to Trussnet Delaware as of the date of the levy then in effect.  In subsequent correspondence, the IRS has alleged that the Company held additional funds payable to Trussnet Delaware and Trussnet USA Development Co. Inc. as of the date of each levy, and has threatened litigation against the Company for failure to comply with the levies.  The Company subsequently paid the IRS $382.85 that the Company owed Trussnet Delaware as of the date a levy was in effect. The Company is unaware of any suit having been filed by the IRS to enforce any such levy.  The Company maintains that it has never owed any amounts to Trussnet USA Development Co. Inc.  Further, it is the Company's understanding that Trussnet Delaware has satisfied its alleged tax liability to the IRS in full.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain, financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12-months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay (“Tay Employment Agreement”) to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 and ends on December 31, 2013, provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Mr. Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Mr. Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the Term of the Tay Employment Agreement is retroactive, the issuance of the Series B Common Stock is not.  As more particularly set for in Note 21, those shares were issued on April 12, 2011.

All other officers of the Company are employed without written employment agreements.

Joinmax Professional Services Agreement: On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services to be provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary.  The Company is obligated to pay Joinmax for the Services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific Services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services rendered to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30 day period prior to each payment due date of an invoice.

ZTE Global MOU: On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA telecommunications networks we deploy in the PRC, Peru and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

ZTE Contracts with Perusat: On August 5, 2010, our 95% subsidiary Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the Perusat Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the Peru Network, to provide geographic coverage in the seven cities where Perusat currently holds licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum. Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in the PRC (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue Perusat a $3 million payment voucher towards network expansion which Perusat can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including Perusat’s right to terminate at any time except as to purchase orders already issued, if Perusat determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Perusat is able to secure.  The Company paid the 15% down payment and other amounts required for ZTE to begin manufacture of the equipment totaling $686,763 on December 22, 2010.

NOTE 17                      FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$0	$0	$111,725	$

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of December 31, 2010	$149,248
Change in value of derivative liability during the three months ended March 31, 2011	(37,523)
Ending balance as of March 31, 2011	$111,725

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

NOTE 18                      NET LOSS PER SHARE

The Company accounts for net loss per share in accordance with ASC subtopic 260-10, “Earnings Per Share,” which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per Share is computed by dividing net loss by the weighted average number of Shares outstanding during each period.  It excludes the dilutive effects of potentially issuable Shares such as those related to our convertible notes.  Diluted net loss per Share is calculated by including potentially dilutive Share issuances in the denominator.  However, diluted net loss per Share for the periods ended March 31, 2011 and March 31, 2010 does not reflect the effects of Shares potentially issuable upon conversion of convertible notes and outstanding warrants.  These potentially issuable Shares would have an anti-dilutive effect on our net loss per Share.

NOTE 19                      SUBSEQUENT EVENTS

Sales of Unregistered Securities of the Company

On April 6, 2011, the Company issued 733,579 Shares to Joaquin De Teresa, pursuant to the Joaquin Settlement Agreement.    This sale of Shares resulted in a reduction of $154,125 of debt of the Company.

On April 12, 2011, the Company issued 9,158,546 Shares to Isaac pursuant to the A&R Isaac SPA, which included 1,438,667 subscribed but not issued as of December 31, 2010, 3,745,333 Shares subscribed but not issued between January 1, 2011 and March 25, 2011, and 3,974,546 Shares earned pursuant to a fully diluted calculation based on the total Shares issued and outstanding as of February 28, 2011.  This represented an equity infusion of capital to the Company by Isaac in the amount of $7,776,000.

On April 12, 2011, the Company issued 66,909,088 shares of its Series B Common Stock to Colin Tay, valued at $66,909, pursuant to the Executive Employment Agreement between the Company and Colin Tay.  The issuance was part of the consideration paid by the Company in connection with the Executive Employment transaction.

On May 2, 2011, the Company issued 659,782 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the company.

On May 4, 2011, the Company issued 5,978,225 Shares to Joinmax for the payment of $1,497,553 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of accounts payable of the Company.

On May 11, 2011, the Company issued 166,670 Shares to ChangeWave, Inc. pursuant to the terms and conditions of the ChangeWave Professional Services Agreement discussed below.  This sale of Shares resulted in a reduction of $27,167 in accounts payable of the Company

Agreement with VN Technologies Co., Ltd.

The Company undertook a fourth project in the PRC on April 1, 2011.  The Company and Shenzhen VN Technologies Co., Ltd., (“VN Tech”) a limited liability company organized under the laws of the PRC, entered into a Subscription and Shareholder Agreement (“VN Tech Agreement”).  Pursuant to the VN Tech Agreement, the Company and VN Tech shall each contribute certain resources in order to develop technology, patent, manufacture, market, distribute and sell stand-alone electrical power generation or storage media using hydrogen or fuel cells for hydro-chemical energy conversion (“Fuel Cell Systems”).  The material terms of the VN Tech Agreement are as follows:

VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patent, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares.

The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively, “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of New Co.

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

Assignment of TCP Subscription Agreement and Cancellation of Company’s Note to TCP

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“TCP Assignment and Cancellation Agreement”).  The TCP Assignment and Cancellation Agreement relates to the TCP Subscription Agreement and Addendum, the Asset Purchase Agreement with TCP and the TCP Note discussed in Note 5 above.  The material terms of the TCP Assignment and Cancellation Agreement are as follows:

TCP has agreed to assign, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumes all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP will continue to act as agent for the Company, as the Company directs.  In either event, the Company will be responsible to insure that the obligations of TCP as set forth in the TCP Subscription Agreement and Addendum are met timely.

Except as set forth in the TCP Assignment and Cancellation Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement are cancelled and terminated.  Specifically, TCP waives entitlement to all past interest accrued, but unpaid, under the TCP Note and all future interest.  TCP will return the original TCP Note to the Company, marked “CANCELLED.”

TCP will deliver to the Company the original share certificate representing 2,450,000,000 shares of Chinacomm Cayman (“Chinacomm Cayman Shares”) with appropriate endorsement to enable the Company to seek issuance of a new certificate in the Company’s name for all 2,450,000,000 of the Chinacomm Cayman Shares represented by that certificate.

The Company and TCP each release the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in any of the TCP Assignment and Cancellation Agreement, the TCP Note or the Pledge Agreement.

Second Amended and Restated Isaac Stock Purchase Agreement

On May 10, 2011 (“Effective Date”), the Company and Isaac entered into the Second A&R Isaac SPA, which supersedes entirely the terms of the previously operative A&R Isaac SPA (see Note 13, Shareholder Deficit, for a complete description of the terms, payments made and securities issued pursuant to the A&R Isaac SPA).  Under the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 through November 30, 2010, the price per Share is adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010.  For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share is adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period.  For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date of the Second A&R Isaac SPA, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives any Installment.  Notwithstanding the foregoing, the new purchase price shall not be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac is entitled based on retroactive adjustments to the Purchase Price is 71,519,975 Shares (“Additional Shares”), which is exclusive of the Shares subscribed but not issued or to which Isaac is entitled pursuant to fully diluted calculations called for under the A&R Isaac SPA.  Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA.  In addition, the Company’s obligation to use the proceeds of the Purchase Price solely towards deployment of broadband telecommunications networks or sales, general and administrative expense is eliminated.

Under the Second A&R Isaac SPA, Isaac is entitled to one Adjusted Warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA, one Adjusted Warrant for each Additional Share, and one Warrant for each Share Isaac purchases in the future.  The total aggregate number of Adjusted Warrants to which Isaac is entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that have not been issued.  Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on Installments received between February 8 and November 30, 2010, the exercise price shall be $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on Installments received between December 1 and December 31, 2010, the exercise price shall be $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on Installments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future Installments, the exercise price shall be the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives the Installment giving rise to the right to issuance of the Warrant or Adjusted Warrant.  Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there shall be no right to a cashless exercise of a Warrant or Adjusted Warrant.

Under the A&R Isaac SPA, each Warrant had a five-year exercise period, as measured from the date each Warrant became subject to issuance (the date the Company received the Installment to which the right to issuance of each Warrant related).  Under the Second A&R Isaac SPA, each of the Adjusted Warrants earned based on an Installment received on or before December 31, 2010 shall have the same five-year exercise period as the original Warrant it is intended to replace, which exercise period relates back to the date Isaac earned each Adjusted Warrant.  Each of the Warrants or Adjusted Warrants earned based on an Installment received after December 31, 2010 shall have an exercise period of three years, which exercise period shall either relate back or shall begin to run from the date Isaac earned or earns each Warrant or Adjusted Warrant (also the date the Company received or in the future receive each corresponding Installment).

Under the Second A&R Isaac SPA, the maximum additional investment the Company is obligated to accept from Isaac after the Effective Date is $50 million (which amount is exclusive of any Warrants Isaac may exercise).  There is no minimum investment the Company is obligated to accept.  The amount and timing of any additional investment shall be pursuant to one or more Funding Requests the Company is entitled to make at any time up to June 1, 2012, each of which Isaac must fulfill within 30 days.  If Isaac fails to timely honor any Funding Request, the Company has the right to cancel 10% of the Shares, Warrants and Shares issued upon exercise of Warrants previously issued to Isaac.

The Company and Isaac intend to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future.  In addition, Isaac has the right to appoint two of the authorized nine members of the Company’s Board of Directors.

Professional Services Agreement with ChangeWave, Inc.

On May 6, 2011, the Company and ChangeWave, Inc. (“ChangeWave”) entered into a Professional Services Agreement (“ChangeWave Professional Services Agreement”).  The term of the ChangeWave Professional Services Agreement is for one year, subject to a unilateral right to terminate by either party upon the other party’s receipt of a termination notice 30 days prior to the effective date of the termination.  The services to be provided to the Company will be with its prior approval and include, but are not limited to: (i) Investor Relations; (ii) Institutional targeting and Roadshows; (iii) Social Media; (iv) E-Direct Marketing; (v) Facebook/Twitter Shareholder Management; (vi) Web Site/E-Letter Sponsorship; (viii) ChinaTel Articles; and (iv) Press Releases.  ChangeWave will be compensated at the monthly rate of $8,335 plus 83,335 Shares per month.  The first two payments are to be made in advance by May 13, 2011.  Thereafter, the monthly payment will be made on the same date of the second month during the term of the ChangeWave Professional Services Agreement.  The Company will also pay the expenses ChangeWave reasonably incurs in connection with the services it provides to the Company.  ChangeWave will be providing services to the Company as an independent contractor and shall be responsible for the payment of any taxes or any other payments or obligations that may be claimed as owed by any unit of government, as a result of the payments made to ChangeWave by the Company.  On May 11, 2011, the Company paid ChangeWave $16,670 and issued 166,670 Shares to ChangeWave.

Item 2.                         Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Overview of Our Business:

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and the Notes thereto, which form an integral part of this Report.  The unaudited consolidated financial statements begin on page F-1.

The Company was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

On May 21, 2008, the Company entered into a Reorganization and Merger Agreement pursuant to which our wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”).  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued 66,909,089 shares of the Company’s Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 Shares held by our shareholders prior to the merger were returned to us and cancelled.

Trussnet Nevada was formed on April 8, 2008.  It had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 (“Framework Agreement”) with Chinacomm (defined below), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Cayman (defined below) for $196 million, of which we paid $5 million in 2008 pursuant to the Gulfstream Subscription Agreement (defined below).  The Gulfstream Subscription Agreement supplements the Framework Agreement.

The Company also changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet Nevada on May 21, 2008.

During the quarter ended March 31, 2008, we commenced concentrating on the telecommunications industry.  With our senior management having experience in the design, construction and deployment of more than 20,000 wireless telecommunications projects, we developed a clear vision for our Company.  Our vision is to: (i) acquire and operate, with joint venture partners, wireless broadband access (“WBA”) telecommunications networks in key markets throughout the world; and (ii) invest in building long-lasting relationships with customers and partners to lead the broadband industry in customer service and responsiveness. Our strategy is to build leading-edge IP-leveraged solutions advanced by our worldwide infrastructure and leadership in emerging markets.

We selected the Peoples Republic of China (“PRC” or “China”) as our first target market, because of its population of 1.35 billion and the fact that it is one of the largest and fastest growing economies in the world.  According to the International Monetary Fund, China ranked second to the United States in terms of nominal GDP at the end of 2010, while wireless broadband telecommunications networks ranked far below many other countries given the population of China.  In addition, although still low, Internet usage in China is rising -- hovering at around 29 percent.  With the largest mobile telephone population of any country in the world (estimated to be approximately 833 million users), our delivery of high-speed WBA to voice, video and data any time and anywhere in China is the key to turning our vision into a reality.

We entered the China market pursuant to a joint venture with Chinacomm.  Working together, we deployed successfully a Wi-Fi network in Beijing in support of the 2008 Olympics.  We did so with plans for a much larger business opportunity – to deploy wireless broadband telecommunications networks throughout densely populated cities in China.  Chinacomm is one of five of the major WBA license holders in the China.  The three largest carriers, China Mobil, China Unicom and China Telecom are seemingly focused on mobile telephones, not the wireless broadband market segments that we have targeted, which is a market that enables subscribers to access voice, video and data at speeds never before seen utilizing a Wi-Fi network.

We currently have three distinct WBA telecommunications projects in China.   All three projects are joint ventures with local PRC partners, which bear certain similarities in organizational structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under China law.  For each China project, we have entered into one or more related agreements whereby our Chinese partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under China law.  The Company and the particular partner for each joint venture each subscribe to shares in the Cayman corporation to reflect the respective equity interests of each partner in the joint venture entity for possible future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that venture’s operations will flow.  Each joint venture project is summarily described below.

1.           CECT-Chinacomm Communications Co., Ltd.  Under our joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), we have the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which we paid $5 million in May 2008 when we, through our subsidiary Gulfstream Capital Partners, Ltd. (“Gulfstream”) entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  In return, Chinacomm agreed to transfer to Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout China.  Chinacomm is one of five WBA license holders in the PRC.  The proceeds of our investment will be used to pay for equipment and services to design, engineer, install and operate a WBA telecommunication network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to China’s residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.           Golden Bridge Network Communications Co., Ltd.  We decided to invest in a second joint venture to acquire access to more cities in China in which we can deploy WBA telecommunications networks.  Under our joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), we will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  We will pay for the capital expenditures and operating expenses necessary to deploy and operate a WBA telecommunications network in the Chinese cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to China’s residents, businesses and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  We have signed a contract with ZTE Corporation to supply the equipment needed for Phase 1of the Golden Bridge Network and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  Golden Bridge has also applied for WBA licenses in seven additional cities in China: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

3.           Sino Crossings.  Shortly after adding Golden Bridge to our asset portfolio, we decided to acquire fiber assets of another Chinese company to support our vision.  We entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by our joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, we will subscribe to 51% of the equity interest in China Crossings Limited, a recently formed Cayman corporation (“China Crossing Cayman”).  Our other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of approximately 34,000 km of fiber optic cable that connects almost all major population centers within China.  The two strands of fiber acquired are capable of transporting in excess of 100 gigabytes of data per second (“Gbps”) each, which is the equivalent backbone of Tier I networks in the United States being deployed by companies such as Verizon and Qwest.  This 100 Gbps backbone should be adequate to handle high-volume data transmissions such as live video without jitter or latency for tens of millions of customers.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

VN Tech.  We undertook a fourth project in the PRC related to our core business to improve the economics of our business model and insure reliability of our WBA telecommunications networks.  We entered into a joint venture relationship with Shenzhen VN Technologies Co., Ltd., a PRC limited liability company (“VN Tech”).  We will subscribe to 51% of the equity interest in a new Cayman corporation to be organized and VN Tech will subscribe to 49%.  The joint venture will manufacture, market and sell hydrogen fuel cell systems (“Fuel Cell Systems”) that provide back-up power for infrastructure equipment used in telecommunications networks.  The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

One of the emerging and growing markets for WBA networks in Latin America is Peru.  Peru’s Internet usage has risen from just 10 percent of the population in 2003 to 25 percent of the population at the end of 2008, according to statistics from the World Bank.  Accordingly, we decided to enter the Peruvian market to deploy a WBA telecommunications network.  Through our 95% subsidiary, Perusat S.A. (“Perusat”), a Peruvian company that holds appropriate WBA licenses and concessions, we are in the process of deploying a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru (Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.  Thus far, we have designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment, and contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate our WBA telecommunications network in Peru (“Perusat Network”).  We are awaiting delivery of the equipment we have ordered that, following its installation and optimization, will enable us to operate the Perusat Network.

The Details of our Business Operations

In the following section we describe in further detail the significant transactions comprising our business operations as of the date of this Report.  An effort has been made to describe transactions in chronological order, except as necessary to describe fully a particular transaction in sufficient detail before describing a separate transaction.

Gulfstream Subscription Agreement and Substitute TCP Subscription Agreement with Chinacomm

At the same time and as part of the same joint venture relationship contemplated by the Gulfstream Subscription Agreement described above and below, the parties entered into several other collateral agreements.  Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji, a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, contracted with Chinacomm Cayman to operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm Cayman from the Chinacomm Network.  The Company will form, as a wholly owned subsidiary, Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), also a WFOE, to contract with Yunji pursuant to which it will lease to Yunji equipment required in the deployment of the Chinacomm Network and provide technical and management services to Yunji for the procurement, installation and optimization of the equipment.  These agreements will become effective when we have paid in the minimum amount required under Chinese law to capitalize Yunji and Trussnet Dalian.

The Gulfstream Subscription Agreement we entered into in May of 2008 requires us to make certain payments in accordance with a schedule set forth therein.  It also gives Chinacomm the right to terminate our rights if the payments are not made timely.  Those payments are to be utilized to deploy the Chinacomm Network.  The Company attempted to raise capital to make the required payments, but was unable to do so within the time specified in the Gulfstream Subscription Agreement.

In February 2009, Trussnet Capital Partners (HK), Ltd. (“TCP”), a company wholly owned by our President, Colin Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer Chinacomm that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under a contract with Trussnet Delaware (see description below of Trussnet Delaware Professional Services Agreement) to allow those services to continue, and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved in several respects.  Payments are conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP is not able to meet the specific payment schedule it negotiated with Chinacomm, the TCP Subscription Agreement contains a provision that requires the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.  Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 shares authorized).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provides that the number of Chinacomm Cayman Shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set for the in the TCP Subscription Agreement or any new schedule to which the parties agree.

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

On June 10, 2010, we issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts we owed to TCP at the time of the stock issuance.  During 2010, in addition to issuance of Shares to TCP, we also paid TCP $11,001,000 towards accrued interest and extension fees on the TCP Note, and we paid TCP $2,750,000, reducing the principal balance of the TCP Note to $188,250,000.

Assignment of TCP Subscription Agreement and Cancellation of the TCP Note

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“TCP Assignment and Cancellation Agreement”).  The TCP Assignment and Cancellation Agreement relates to the TCP Subscription Agreement and Addendum, the Asset Purchase Agreement with TCP and the TCP Note discussed above.  The material terms of the TCP Assignment and Cancellation Agreement are as follows:

The consideration TCP receives in entering into the TCP Assignment and Cancellation Agreement includes: (i) the Company being relieved from the obligation to pay past and future interest under the TCP Note while maintaining its right to acquire up to 49% of the shares of Chinacomm Cayman will advance the Company’s financial interests by reducing the total acquisition cost of the rights the Company has the right to acquire; (ii) the Executive Employment Agreement between the Company and TCP’s sole shareholder, Colin Tay; (iii) the issuance of 66,909,088 shares of the Company’s Series B Common Stock to Mr. Tay, and (iv) the interest of TCP and Mr. Tay as shareholders of the Company in the Company’s future financial success.

TCP has agreed to assign to the Company, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumes all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP will continue to act as agent for the Company, as the Company directs.  In either event, the Company will be responsible for the performance of the terms and conditions of the TCP Subcription Agreement and Addendum.

Except as set forth in the TCP Assignment and Cancellation Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement are cancelled and terminated.  Specifically, TCP waives entitlement to $14,225,233 of past interest accrued, but unpaid, under the TCP Note, and all future interest.  TCP will return the original TCP Note to the Company, marked “CANCELLED.”

TCP will deliver to the Company the original share certificate representing 2,450,000,000 shares of Chinacomm Cayman (“Chinacomm Cayman Shares”) with appropriate endorsement to enable the Company to seek issuance of a new certificate in the Company’s name for all 2,450,000,000 of the Chinacomm Cayman Shares represented by that certificate.

The Company and TCP each release the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in any of the TCP Assignment and Cancellation Agreement, the TCP Note or the Pledge Agreement.

Professional Services Agreement between Trussnet Nevada and Trussnet Delaware

On April 10, 2008, Trussnet Nevada  and Trussnet USA, Inc., a Delaware corporation under separate control from our subsidiary of the same name (“Trussnet Delaware”) entered into an Agreement for Professional Services (“Trussnet Delaware Professional Services Agreement”) pursuant to which Trussnet Delaware would provide professional services to us in connection with our deployment of the Chinacomm Network.  Those professional services include: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services to the extent not otherwise included in the charge for other services; and (vi) any other professional services Trussnet Nevada deemed necessary to deploy fully the Chinacomm Network.  Trussnet Delaware performed its professional services through subcontracts with vendors holding requisite local licenses in the PRC.  Trussnet Nevada agreed to pay Trussnet Delaware for its professional services at its standard hourly rates or based upon fixed fees for specific services.  The Professional Services Agreement had a term of two years.  Due to a lack of funding, Trussnet Nevada failed to pay Trussnet Delaware for a significant portion of the professional services it provided to the Company.  As of October 1, 2009, Trussnet Nevada owed Trussnet Delaware in excess of $47 million.

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

As of March 31, 2011, Joinmax has invoiced the Company $25,162,992 for its professional services, for which the Company has issued 15,141,373 Shares to Joinmax for $4,005,110 of the professional services it has provided to the Company.

Current Status of Chinacomm Joint Venture Relationship

As of March 31, 20111, we have not billed Chinacomm any amounts for the professional services we have provided to date directly or through vendors, including Trussnet Delaware and Joinmax.  We have accounted for the costs of these professional services as research and development.  We do not expect to bill or collect these amounts until we are able to capitalize Yunji and Trussnet Dalian to a level required for them to pay our invoices for our professional services rendered to Chinacomm.

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

As of March 31, 2011 Chinacomm is continuing to deploy the Chinacomm Network independent of what we have designed for each of the cities identified above as Phase 1 of our deployment plan, without our approval.  Chinacomm is still in the process of deploying fully the Chinacomm Network in Beijing and Shanghai, and placing less emphasis on deployment for the balance of the 12 cities in Phase 1 of the deployment plan we designed, developed and engineered.

Acquisition of Perusat and Broadband Deployment in Peru

On April 15, 2009, we acquired 95% of the stock of Perusat through Gulfstream, our wholly owned subsidiary, in exchange for one million of our Shares and a promissory note in the amount of $275,000.  At the closing, we delivered the Share consideration and received the Perusat shares.  On April 7, 2010, we issued, and the selling shareholders of the Perusat stock accepted, 458,716 Shares, valued at $0.545 per Share (the closing price of our Shares as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000. A final installment of $25,000 was due on or before June 30, 2010.  The installment due on June 30, 2010 has not been paid and remains outstanding.

Perusat provides local and long distance telephone services to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat was granted a license and concessions to provide WBA and related telecommunications services utilizing radio frequency in the 2.5 GHz spectrum band covering these cities, other than Lima and its surrounding metropolitan area.  We are in the process of deploying the Perusat Network.  Thus far, we have designed and engineered the Perusat Network, have selected the equipment and software necessary for the Perusat Network, have selected and leased all the sites for installation of the equipment, and have contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate the Perusat Network.  We are awaiting delivery of the equipment we have ordered that, following its installation and optimization, will enable us to operate the Perusat Network.

Stock Purchase Agreements with Isaac Organization, Inc.

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

On May 9, 2010, we and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  On May 10, 2011 (“Effective Date”), we and Isaac entered into a Second Amended and Restated Stock Purchase Agreement (“Second A&R Isaac SPA”).  The Second A&R Isaac SPA supersedes the A&R Isaac SPA in its entirety. As of March 31, 2011, we have received $25.1 million towards the purchase price of the previously operative A&R Isaac SPA, for which we have issued Isaac a total of 29,166,110 Shares and Isaac has subscribed or is entitled pursuant to a fully diluted calculation to an additional 4,465,782 Shares.  As of March 31, 2011, Isaac is also entitled to be issued 25,109,659 Warrants pursuant to the A&R Isaac SPA, none of which have been issued.

Under the A&R Isaac SPA, the nominal price per Share was $1.50.  However, Isaac was entitled to issuance of additional shares without additional payment pursuant to a fully diluted calculation performed quarterly.  Under the terms of the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 through November 30, 2010, the price per Share is adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010.  For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share is adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period.  For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date of the Second A&R Isaac SPA, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date we received or in the future receives any Installment.  Notwithstanding the foregoing, the new Purchase Price shall not be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac is entitled based on retroactive adjustments to the Purchase Price is  75,985,757 Shares (“Additional Shares”), which is exclusive of the Shares subscribed but not issued or earned pursuant to fully diluted calculations called for under the A&R Isaac SPA.  Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA.  In addition, the Company’s obligation to use the proceeds of the Purchase Price solely towards deployment of broadband telecommunications networks or sales, general and administrative expense is eliminated.

Under the A&R Isaac SPA, Isaac was entitled to receive one Warrant for each dollar paid toward the Purchase Price.  Pursuant to the Second A&R Isaac SPA, Isaac is instead entitled to one Adjusted Warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA, one Adjusted Warrant for each Additional Share, and one Warrant for each Share Isaac purchases in the future.  Under the A&R Isaac SPA, each Warrant had an exercise price of $1.00.  The total aggregate number of Adjusted Warrants to which Isaac is entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that have not been issued.  Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on Installments received between February 8 and November 30, 2010, the exercise price shall be $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on Installments received between December 1 and December 31, 2010, the exercise price shall be $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on Installments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future Installments, the exercise price shall be the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date we received or in the future receives the Installment giving rise to the right to issuance of the Warrant or Adjusted Warrant.  Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there shall be no right to a cashless exercise of a Warrant or Adjusted Warrant.

Under the A&R Isaac SPA, each Warrant had a five-year exercise period, as measured from the date each Warrant became subject to issuance (the date we received the Installment to which the right to issuance of each Warrant related).  Under the Second A&R Isaac SPA, each of the Adjusted Warrants earned based on an Installment received on or before December 31, 2010 shall have the same five-year exercise period as the original Warrant it is intended to replace, which exercise period relates back to the date Isaac earned each Adjusted Warrant.  Each of the Warrants or Adjusted Warrants earned based on an Installment received by the Company after December 31, 2010 shall have an exercise period of three years, which exercise period shall either relate back or shall begin to run from the date Isaac earned or earns each Warrant or Adjusted Warrant (also the date we received or in the future receive each corresponding Installment).

Under the Second A&R Isaac SPA, the maximum additional investment we are obligated to accept from Isaac after the Effective Date is $50 million (which amount is exclusive of any Warrants Isaac may exercise).  There is no minimum investment we are obligated to accept.  The amount and timing of any additional investment shall be pursuant to one or more Funding Requests we are entitled to make at any time up to June 1, 2012, each of which Isaac must fulfill within 30 days.  If Isaac fails to timely honor any Funding Request, we have the right to cancel 10% of the Shares, Warrants and Shares issued upon exercise of Warrants previously issued to Isaac.

We and Isaac intend to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if we register any Shares in the future.  In addition, Isaac has the right to appoint two of the authorized nine members of the Company’s Board of Directors.

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

Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in the PRC (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue Perusat a $3 million payment voucher towards network expansion which Perusat can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including Perusat’s right to terminate at any time except as to purchase orders already issued, if Perusat determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Perusat is able to secure.

The contracts were subject to a mutual contingency for Perusat to receive confirmation from Peru’s Ministry of Transportation and Communication (“MTC”) approving an extension of the deadline to commence commercial service under Perusat's existing 30-year licenses and concessions to provide WBA services.  The contingency was removed following receipt of the confirmation from MTC on November 22, 2010.  The Company paid the 15% down payment and other amounts required for ZTE to begin manufacture of the equipment totaling $686,763 on December 22, 2010.  As of March 31, 2011, the equipment covered by the first purchase orders is in transit from the PRC to Peru and is expected to clear customs in Peru and be delivered to each of the eight city destinations for installation by approximately late May 2011.

The Sino Crossings Transaction and Related Agreements

On November 11, 2010, the Company entered into two related subscription and shareholder agreements (collectively, “Sino Crossings Agreements”).  The first Sino Agreement (“Sino Crossings JV Agreement”) is between three parties: (i) YYNT, (ii) Azur and (iii) the Company.  The second agreement (“Sino Crossings New Co Agreement”) is between two of the same parties to the Sino Crossings JV Agreement: (i) Azur; and (ii) the Company.  Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed, but unimproved by infrastructure equipment, (“dark”) fiber optic cable (“fiber”) located in China.  The improvements consist of engineering services and equipment that will make the dark fiber suitable for transmission of data (“lit”).  This will enable the parties to charge market-rate transport fees to telecommunications operators who use the lit fiber, comprising what is referred to in the Sino Crossings Agreements as the “Sino Crossings Network.”  Both Sino Crossings Agreements became effective on November 11, 2010, the date each agreement was signed by all of the parties to such agreements (“Sino Crossings Effective Date”).

The material terms of the Sino Crossings JV Agreement and the Sino Crossings New Co Agreement are summarized as follows:

Sino Crossings JV Agreement

YYNT, Azur and the Company will cause a new PRC-based entity to be created, referred to in the Sino Crossings Agreements by the fictitious name Sino Crossings JV, with the actual name to be agreed based on legal and marketing considerations.  YYNT will subscribe to 51% of the stock of the Sino Crossings JV, and Azur and the Company will collectively subscribe to 49% of the stock of the Sino Crossings JV.  Azur’s and the Company’s collective subscription will be through the Sino Crossings New Co, a new Cayman Islands entity to be created (see summary of the Sino Crossings New Co Agreement, below).

The Board of Directors of the Sino Crossings JV will be comprised of five Directors, all of whom shall be selected by YYNT, but three Directors will irrevocably be as requested by the Company, one as requested by Azur and one as requested by YYNT.  The Bylaws of the Sino Crossings JV will contain various provisions for the protection of majority and minority stockholders, including joint signature on bank accounts and contracts in excess of $500.00 (one each by a Director or Officer requested or appointed by the Company and by a Director or Officer requested or appointed by either Azur or YYNT), and custody of the corporate seal or “chop” of the Sino Crossings JV will be held in escrow by a neutral third party.

Azur will incur the expense necessary to create, license and register JV to do business. Within ten days after JV is fully registered to do business, YYNT will transfer 100% ownership (or as much of the beneficial equivalent of full ownership as PRC law allows) to two strands of approximately 34,000 km of previously installed dark fiber.  The dark fiber extends between most major metropolitan cities within China (“Backbone Fiber”).  YYNT will also grant JV an exclusive option to purchase other previously installed dark fiber owned by YYNT, which extends in connected rings within the geographic confines of various cities within China (“Metro Ring Fiber”).

Within ten days after both JV and Sino Crossings WFOE (another new PRC-based entity to be created, see summary of the Sino Crossings New Co Agreement, below) are fully registered to do business, JV and Sino Crossings WFOE will enter into various contracts as are necessary and desirable to fulfill the financial goals of both Sino Crossings Agreements, which goals include allowing Sino Crossings WFOE to control the PRC-based assets transferred to JV, allowing Sino Crossings WFOE to control the corporate governance of JV and allowing the Sino Crossings New Co to leverage the PRC-based operations with offshore (non-PRC) debt.  All contracts, capital expenditures, operating expenses and revenue in connection with the deployment and operation of the Sino Crossings Network will flow through Sino Crossings WFOE to the maximum extent authorized by PRC law.  Any contract, revenue or expense that must flow through YYNT and/or JV, in the first instance, will be remitted to WFOE and accounted for in calculating the profit, loss and shareholder equity of WFOE.  The major metropolitan cities in the PRC which make-up the Sino Crossings Network are Guangzhou, ZhengCheng, Huizhou, ShenZhen, Dongguan, Panyu, Foshan Shunde, Zhongshan, Jiangmen, Zhaoqing, Foshan, Guangzhou, Shongshan, Zhuhain, Shanghai, Jiaxing, Hangzhou, Huangshan, JingdeZhen, Fuzhou, Nanchang, Jiujiang, Anqing, Hefei, Chuzhou, Nanjing, Zhenjiang, Changzhou, Wuxi, Suzhou, Shanghai qingpu, Shanghai, Hangzhou, Huzhou, Wuxi, Hefe, Maanshan, Nanjing, Nanchang, Yichun, CHnagsha, Yueyang, Wuhan, Huanggang, Juijiang, Nanchang, Beijing, Yangchun, Tianjin, Changzhou, Dezhou, Jinan, Taian, Qufu, Zaozhuang, Xuzhou, Huaibei, Shuzhou, Bengbu, Huainan, Hefei, Wuhan, Xiaogan, Xinyang, Zhumadian, Luohe, Xuchang, Zhengzhou, Xixiang, Hebi, Anyang, Handan, Xingtai, Shijiazhuang, Dingzhou, Boading, Gaobeidian, Beijing, Hangzhou, Ningbo, Taizhou, Wenzhou and Fuding.

As soon as practical after the execution of the contracts between Sino Crossings JV and Sino Crossings WFOE described above, the Company will cause Sino Crossings WFOE to enter into one or more contracts with a leading international equipment manufacturer for design, manufacture and installation of head-ins and other infrastructure equipment sufficient to light approximately 9,600 km of dark Backbone Fiber (“Sino Crossings Equipment Contract”).  The value of the Sino Crossings Equipment Contract will be up to $7 million, which the parties estimate as sufficient to light up 9,600 km to a 100G standard.  We expect to secure vendor financing for 85% of the value of the Sino Crossings Equipment Contract, leaving a 15% down payment of approximately $1.05 million.  The particular fiber to be lit will be at the discretion of the Company.  We will guaranty repayment of all deposits and installments called for under any vendor or bank financing terms included in the Sino Crossings Equipment Contract which exceed Sino Crossings WFOE’s operating capital.  JV and Sino Crossings WFOE will pledge any of their assets required as collateral for repayment of any such financing.

Sino Crossings WFOE will contract with a management company for marketing services and will contract with an affiliate of YYNT to provide maintenance services in connection with operation of the Sino Crossings Network, both contracts upon terms to be negotiated.

The Company will be entitled to the following discounts compared to tariffs or market rates charged to third-party telecommunications providers in the PRC: 25% discount for the first 25% of the total capacity of the Sino Crossings Network, plus 10% discount on the next 25% of the total capacity of the Sino Crossings Network.  Our discount will apply to usage by any telecommunications provider in which we have at least a 25% direct or indirect ownership interest.

Sino Crossings New Co Agreement

Azur and the Company will cause a series of new entities with interlocking ownership to be created, each referred to in the Sino Crossings Agreements by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The entities are “Sino Crossings New Co,” a parent company to be created in the Cayman Islands, “Sino Crossings HK Co,” a wholly owned subsidiary of Sino Crossings New Co to be created in Hong Kong, and “Sino Crossings WFOE,” a wholly owned subsidiary of Sino Crossings HK Co to be created in the PRC in a manner so as to qualify as a “wholly foreign owned enterprise” under PRC law. The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual entities will be separate for each transaction.

There will be two classes of stock of Sino Crossings New Co, preferred and common stock.  Preferred stock will have a redemption value of $1.00 per share, preference over common stock in distributions, but no conversion or voting rights.  Common stock will have voting rights at one vote per share and dividend rights in proportion to the total number of shares of common stock outstanding at any given time.  Azur will subscribe to 49% and the Company to 51% of the common stock of Sino Crossings New Co, respectively.  In addition, Azur will subscribe to 20 million shares and the Company to 20.5 million shares of the preferred stock of Sino Crossings New Co, respectively.  Sino Crossings New Co will subscribe to 100% of the stock of Sino Crossings HK Co, and Sino Crossings HK Co will subscribe to 100% of the stock of Sino Crossings WFOE, respectively.  The Boards of Directors of each of Sino Crossings New Co, Sino Crossings HK Co and Sino Crossings WFOE will be comprised of five Directors, three of whom will be appointed by the Company and two of whom will be appointed by Azur.

Within ten days of the Sino Crossings Effective Date, Azur paid an affiliate of YYNT $2 million for the assets YYNT is transferring to Sino Crossings JV.  Azur will also incur the expense necessary to create, license and register Sino Crossings New Co, Sino Crossings HK Co and Sino Crossings WFOE to do business.

Within ten days of the Sino Crossings Effective Date, the Company issued and delivered to Azur 9 million Shares.  Immediately following the Sino Crossings Effective Date and notwithstanding that Sino Crossings WFOE has not yet been created, the Company began advancing the Sino Crossings WFOE up to $1 million in the form of engineering services the Company will perform, directly or through subcontractors, to design for infrastructure equipment upon which vendors will submit proposals leading to execution of the Sino Crossings Equipment Contract.

Within ten days after both Sino Crossings WFOE and Sino Crossings JV are fully registered to do business, Sino Crossings WFOE and Sino Crossings JV will enter into various contracts as are necessary and desirable to fulfill the financial goals of both agreements, as described in the summary of the Sino Crossings JV Agreement above.  As soon as practical thereafter, Sino Crossings WFOE will enter into the Sino Crossings Equipment Contract.

From the net operating income of Sino Crossings WFOE, after taking into account Sino Crossings WFOE’s operating capital needs, but before distribution of profit by way of dividend to the holders of Sino Crossings New Co’s common stock, Sino Crossings New Co will (from time to time) redeem preferred shares by payment pro rata to the then holders of such shares.

In addition to the financial goals articulated in the Sino Crossings JV Agreement, the parties to the Sino Crossings New Co Agreement agree to cooperate to achieve the following additional financial goals: (i) permitting the Company to fully report the financial results of all PRC-based operations of Sino Crossings WFOE as part of the Company’s consolidated financial statements; (ii) qualifying a PRC-based subsidiary of Sino Crossings New Co or the Company to conduct equipment leasing activity, and qualifying Sino Crossings New Co or the Company as a foreign-invested telecommunications enterprise or other status that would permit Sino Crossings New Co or the Company to take a direct percentage ownership interest in Sino Crossings JV and/or in the Sino Crossings Network; and (iii) listing the stock of Sino Crossings New Co and/or Sino Crossings HK Co on an offshore (non-PRC) stock exchange, such as HKSE, NYSE, NASDAQ or London AIM based on the PRC-based operations performed by Sino Crossings WFOE.

The Golden Bridge Transaction and Related Agreements

On December 13, 2010, the Company entered into a Subscription and Shareholder Agreement (“Golden Bridge Agreement”) with Golden Bridge, a limited liability company organized under the laws of the PRC.  Pursuant to the Golden Bridge Agreement, the Company and Golden Bridge will each contribute certain resources in order to deploy and operate the Golden Bridge Network.  The material terms of the Golden Bridge Agreement are as follows:

Golden Bridge will contribute to the joint venture its right, title and interest in certain assets and entitlements Golden Bridge holds in the PRC, which include existing WBA licenses and concessions in two PRC cites, ISP licenses in 26 PRC cities, the rights of Golden Bridge to apply for additional WBA and ISP licenses in additional cities and regions throughout China, and other contracts and relationships.  The Company will contribute to the joint venture its technical expertise and the investment capital to finance capital expenses and operating expenses, and other negative cash flow of the joint venture.

The joint venture between Golden Bridge and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively, “GB Entities”), each referred to in the Golden Bridge Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The GB Entities are “Golden Bridge New Co,” a parent company to be created in the Cayman Islands, “Golden Bridge HK Co,” a wholly owned subsidiary of Golden Bridge New Co to be created in Hong Kong, and “Golden Bridge WFOE,” a wholly owned subsidiary of Golden Bridge HK Co to be created in the PRC in a manner so as to qualify as a wholly-foreign owned enterprise under PRC law.  Golden Bridge will subscribe to 51% and the Company 49% of the stock of Golden Bridge New Co, respectively.  Golden Bridge New Co will subscribe to 100% of the stock of Golden Bridge HK Co, and Golden Bridge HK Co will subscribe to 100% of the stock of Golden Bridge WFOE, respectively.  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual entities will be separate for each transaction.

The Board of Directors of each of the GB Entities will be comprised of five Directors, three of whom will be appointed by the Company and two by GBNC.  The Bylaws of each of the Entities will contain various provisions for the protection of majority and minority stockholders, requiring a 75% super-majority vote of shareholders on certain corporate action, and including joint signature on bank accounts (one each by a Director or Officer appointed by the Company and by a Director or Officer appointed by Golden Bridge), and custody of the corporate seal or “chop” of each of the GB Entities to be held in escrow by a neutral third party.

In addition to the GB Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between Golden Bridge and the Company.  The management company will be controlled by the Company and will enter into a management contract with Golden BridgeWFOE to provide marketing, sales, additional spectrum acquisition and other services to Golden Bridge WFOE.

The Company, or a company controlled by the Company, will purchase and then lease to Golden Bridge WFOE at market rates such equipment and other capital expenses as are required for deployment of the Golden Bridge Network.  The lease may include an option for Golden Bridge WFOE to purchase the equipment for a nominal sum when the total amount of lease payments received equals repayment of all amounts the Company has paid, including financing costs to others, to purchase the equipment.

The following events will each occur within ten days after Golden Bridge WFOE is registered to do business:

(i)	The Company will issue to the management company 50 million Shares, of which 5 million Shares have already been issued to Golden Bridge’s Chief Executive Officer, Fu Jian-Hui;
(ii)	The Company will pay $5 million as the initial registered capital of Golden Bridge WFOE; and
(iii)
Golden Bridge will transfer to Golden Bridge WFOE relevant rights of the assets and entitlements held by Golden Bridge and identified in the Golden Bridge Agreement.  As to any asset or right that is incapable of transfer of ownership, Golden Bridge will cooperate to contract with, lease, or otherwise convey to Golden Bridge WFOE all or so much of the beneficial rights in such asset or right to the maximum extent authorized under PRC law.

If the Company fails to deposit the initial registered capital and Shares within the time required, Golden Bridge has the right to terminate the Golden Bridge Agreement.

The $5 million initial registered capital of Golden Bridge WFOE will be used to meet part of the cash requirements for capital expenses and operating expenses related to deployment and operation of the first two cities to be deployed, Fuzhou and Xiamen, in the Golden Bridge Network.  These are the two cities in which Golden Bridge currently has licenses to deploy WBA networks.  The Company will also pay or arrange financing for up to $20 million towards other capital expenses and operating expenses for deployment and operation of WBA networks in these two cities.  Prior to the registration of Golden Bridge WFOE to do business, the Company will advance funds necessary to commence immediately engineering work required for deployment of WBA networks in Fuzhou and Xiamen.

Golden Bridge has applied to obtain WBA licenses for seven additional cities – Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.  If and when such licenses are awarded, the Company will pay to increase the registered capital of Golden Bridge WFOE from $5 million to $20 million and will pay or arrange financing for up to $80 million towards other capital expenses and operating expenses for deployment and operation of WBA networks in these seven additional cities in China.

When Golden Bridge obtains WBA licenses for cities in addition to the first nine cities specifically identified, the Company will pay or arrange financing for capital expenses and operating expenses required for deployment and operation of WBA networks in those additional cities, based on budgets to be agreed and formulas similar to actual expenses for the first nine cities.

Golden Bridge WFOE will be entitled to all revenue that is capable of being realized by the joint venture, including: (i) fees charged to WBA and ISP subscribers; (ii) lease, transport or co-location fees charged to third-party carrier users of any infrastructure equipment; (iii) lease or sale of hardware or devices marketed by Golden Bridge WFOE; and (iv) value added services and applications.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of Golden Bridge WFOE as part of the Company’s consolidated financial statements; (ii) permitting Golden Bridge New Co and/or Golden Bridge HK Co to control the PRC-based assets of the joint venture, and the revenue to be generated from those assets; (iii) when PRC law allows, transforming Golden Bridge WFOE into a foreign-invested telecommunications enterprise (“FITE”), so that the Company’s interests in the GB Entities can be converted to a direct 49% ownership in the FITE; and (iv) eventual public listing of Golden Bridge WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM, in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of Golden Bridge and the Company.

From the proceeds of any public listing of Golden Bridge WFOE’s operations on a stock exchange, the Company will be entitled to repayment of the shortfall between lease payments and amounts the Company has paid, including financing costs to others, but without interest to the Company, and repayment of all other amounts the Company has invested in capital expenses and operating expenses.

Except as to the proceeds generated by a public listing of Golden Bridge WFOE’s operations on a stock exchange, Golden Bridge and the Company contemplate that substantially all excess free cash flow and/or net operating income generated by the joint venture will be re-invested in the form of deploying additional cities and/or expanding geographic coverage and capacity in previously deployed cities for a period of ten years.

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

Agreement with Shenzhen VN Technologies Co., Ltd.

On April 1, 2011, the Company and VN Tech, a limited liability company organized under the laws of the PRC, entered into a Subscription and Shareholder Agreement (“VN Tech Agreement”).  Pursuant to the VN Tech Agreement, the Company and VN Tech will each contribute certain resources in order to develop technology, patent, manufacture, market, distribute and sell stand-alone electrical power generation or storage media using hydrogen or fuel cells for hydro-chemical energy conversion known as “Fuel Cell Systems.”  The material terms of the VN Tech Agreement are as follows:

VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patent, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares.

The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “VN Tech New Co,” a parent company to be created in the Cayman Islands, “VN Tech HK Co,” a wholly owned subsidiary of VN Tech New Co to be created in Hong Kong, and “VN Tech WFOE,” a wholly owned subsidiary of VN Tech HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of VN Tech New Co.  VN Tech New Co will subscribe to 100% of the stock of VN Tech HK Co, and VN Tech HK Co will subscribe to 100% of the stock of VN Tech WFOE.

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

In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by us, and we will enter into a management contract with VN Tech WFOE to provide marketing, sales and other services to VN Tech WFOE.

All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through VN Tech WFOE.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of VN Tech WFOE as part of our consolidated financial statements; (ii) permitting VN Tech New Co and/or VN Tech HK Co to control the PRC-based assets managed by VN Tech WFOE, and the revenue to be generated from those assets; (iii) permitting a PRC-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in China; and (iv) eventual public listing of VN Tech WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks, and to recapture some or all of the respective investments of VN Tech and the Company.

The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

All profits generated from VN Tech WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations, and reserves for contingent future liabilities, will be distributed to the shareholders of VN Tech New Co in full by dividends.

Professional Services Agreement with ChangeWave, Inc.

On May 6, 2011, the Company and ChangeWave, Inc. (“ChangeWave”) entered into a Professional Services Agreement (“ChangeWave Professional Services Agreement”).  The term of the ChangeWave Professional Services Agreement is for one year, subject to a unilateral right to terminate by either party upon the other party’s receipt of a termination notice 30 days prior to the effective date of the termination.  The services to be provided to the Company will be with its prior approval and include, but are not limited to: (i) Investor Relations; (ii) Institutional targeting and Roadshows; (iii) Social Media; (iv) E-Direct Marketing; (v) Facebook/Twitter Shareholder Management; (vi) Web Site/E-Letter Sponsorship; (viii) ChinaTel Articles; and (iv) Press Releases.  ChangeWave will be compensated at the monthly rate of $8,335 plus 83,335 Shares per month.  The first two payments are to be made in advance by May 13, 2011.  Thereafter, the monthly payment will be made on the same date of the second month during the term of the ChangeWave Professional Services Agreement.  We will also pay the expenses ChangeWave reasonably incurs in connection with the services it provides to us.  ChangeWave will be providing services to the Company as an independent contractor and will be responsible for the payment of any taxes or any other payments or obligations that may be claimed as owed by any unit of government, as a result of the payments made by us to ChangeWave.  On May 11, 2011, the Company paid ChangeWave $16,670 and issued 166,670 Shares to ChangeWave.

Terminated Agreements with Excel Era Limited

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our audited consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited consolidated financial statements included herein for the period ended March 31, 2010.

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

Loss Per Share

In accordance with ASC subtopic 260-10, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of Shares outstanding.  Diluted loss per Share is computed similar to basic loss per Share, except that the denominator is increased to include the number of additional Shares that would have been outstanding if the potential Shares had been issued and if the additional Shares were dilutive.  As of the March 31, 2011, we had approximately 3.0 million Shares related to the issuance of debt instruments and 25.1 million warrants that could be converted into Shares, if all debt instruments were converted.  Diluted loss per Share is not presented, because the issuance of these additional Shares would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Convertible Instruments

Our derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements dated November 17, 2008 (“Amended Convertible Notes”).  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended Convertible Notes (estimated at $14.1 million) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At March 31, 2011, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 121.7%; risk free interest rate of 0.19%, and recorded non-operating income of $37,523 representing the change in fair value from December 31, 2010.  The derivatives were classified as short-term liabilities.  The derivative liability at March 31, 2011 was $111,725.

Goodwill and Identifiable Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At March 31, 2011, all goodwill is related to the acquisition of Perusat.  In accordance with ASC subtopic 305-10, Intangibles, Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter or when events indicate that impairment exists.  As required by ASC 305-10, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, record the loss.

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

Results of Operations

Three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010.

Our revenue, cost of sales and expenses for the three-month period ended March 31, 2011 are based on our acquisition of a 95% interest in Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Revenue:

2011	2010
$204,371	$222,819

Our revenue for the three-month period ended March 31, 2011 decreased by $18,448 or 8.3% from March 31, 2010.  This revenue is attributable solely to the activity of Perusat.

Cost of Sales:

2011	2010
$219,712	$148,075

Our cost of sales for the three-month period ended March 31, 2010 was $219,712, or 107.5% of sales as compared to $148,075 or 66.5% of sales for the period ended March 31, 2010.  The costs incurred relate to Perusat’s business activities.

Selling, General and Administrative Expenses:

2011	2010
$1,980,076	$8,184,582

Our selling, general and administrative expenses for the period ended March 31, 2011 was $1,980,076, as compared with $8,184,582 for the same period in 2010, a decrease of $6,204,506.  A substantial portion of the selling, general and administrative expenses during 2010 period were non-recurring costs associated with consultants to explore potential business opportunities.  Many of these consultants were compensated with Shares in lieu of cash, with attendant price premium compared to payment with cash.

Research and Development:

2011	2010
$6,317,287	$0

Our research and development costs for the period ended March 31, 2011 were $6,317,287, as compared with $0 for the same period in 2010.  This increase is directly related to a significant increase in the cost of: (i) performing feasibility studies; (ii) architectural and engineering services; (iii) project management services; (iv) site acquisition services; (v) deployment supervision services; (vi) general administrative services; and (vii) any other professional services the Company deemed necessary to deploy the WBA telecommunications networks the Company is deploying in China and Peru during the period ended March 31, 2011.

Gain on Change in Fair Value of Debt Derivative:

2011	2010
$37,523	$1,098,491

For the period ended March 31, 2011, we incurred a non-cash gain of $37,523 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to $1,098,491 for same period in 2010.  The reduction in gain for 2011 is attributable to a reduced balance of total Convertible Notes and Amended Convertible Notes outstanding due to conversions to Shares.

Interest Expense:

2011	2010
$28,216	$243,462

For the period ended March 31, 2011, our interest expense was $28,216 as compared to $243,462 for the same period in 2010.  The reduction in interest expense is attributable to the pay down of convertible notes payable.

Net Loss:

2011	2010
$(8,336,542)	$(7,268,875)

Our net loss of $8,336,542 for the period ended March 31, 2011 and the same period for 2010 is the result of the factors described above.

Liquidity and Capital Resources

Since April 8, 2008, we have utilized approximately $54.6 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman, including extension fees paid to TCP, advances on a failed investment, commissions paid on our Convertible Notes and our Amended Convertible Notes, and deposit for property, plant and equipment.

The following table presents a summary of our sources and uses of cash for the three month period ended March 31, 2011and for the period from our inception (April 8, 2008) to March 31, 2011:

	Three Month Period Ending March 31, 2011	From Inception Until March 31, 2011
Net cash used in operating activities:	$(1,991,117)	$(42,554,874)
Net cash used in investing activities	$(1,667)	$(8,462,157)
Net cash provided by financing activities	$5,555,797	$54,586,184
Increase in cash and cash equivalents	$3,563,013	$3,590,529

Operating Activities

The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks, and the payment of commissions on the Convertible Notes and Amended Convertible Notes.

Investing Activities

The cash used in investment activities consists of our payments of $7.75 million toward the purchase of our interest in Chinacomm Cayman., and a deposit of approximately $687,000 for infrastructure equipment for our Peru wireless broadband project.

Financing Activities

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, common stock subscription and advances from shareholders.  Our Convertible Note Purchase Agreements dated February 12, 2008 (“Convertible Notes”) matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note.  In that case, the due date is 90 days from the date the Company receives a notice of redemption from the convertible note holder.  Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of March 31, 2011: (i) litigation installment payments of $1,245,000; (ii) notes payable to related parties of $475,000; (iii) notes payable of $332,496; (iv) convertible notes of $1,386,423; (v) advances from officers of $1,080,083; (vi) accounts payable and accrued expenses of $24,284,263; and sales, general and administrative expenses of approximately $750,000 per month for San Diego and Peru operations (additional future SG&A for joint venture projects in China cannot currently be estimated, as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

Since our inception until March 31, 2011, we have incurred accumulated losses of approximately $240.2 million.  As of March 31, 2011, we had cash of approximately $3.6 million and liabilities of approximately $28.9 million, which are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2011, for the period ended December 31, 2010.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Shares, Series B Common Stock, Preferred Stock and Convertible Notes, and Amended Convertible Notes each of which is discussed in further detail below.

Effective March 11, 2011, we increased our authorized Shares from 500,000,000 to 1,000,000,000 by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State  As of March 31, 2011, we had authorized the issuance of up to 1,000,000,000 Shares, of which 458,738,338 were issued and outstanding.  The total number of Shares issued and outstanding as of the filing date of this Report is 475,435,140.

During the three-month period ended March 31, 2011, we received Share sales and subscriptions totaling approximately $6.0 million from Isaac (see discussion in Part I, Item 2, Section entitled. “Stock Purchase Agreements with Isaac Organization Inc.” for details of this transaction).  We are relying, in part, on cash generated from future Share sales to Isaac in order to fund our operations, including capital commitments to joint venture partners, sales, general and administrative expenses, litigation settlements, and retirement of other debts and payables.  We have no reason to believe Isaac will not continue to purchase Shares in quantities sufficient to fund our current operations, although no assurances can be given in this regard.

As of March 31, 2011, we had authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 66,909,089 were issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of the Company’s Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of the Company’s Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  As of the date of this Report, there are a total of 133,818,177 shares of our Series B Common Stock issued and outstanding.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

We also have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Since our inception and as of both March 31, 2011 and the date of this Report, we have raised approximately $28.5 million related to an offering of our convertible notes.  The notes bear interest at 10% per annum, and are all either past due or have been converted.  As of March 31, 2011, the outstanding balance of principal and interest on unpaid Convertible Notes was approximately$1.4 million.  The proceeds from Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes and our Amended Convertible Notes contributed to our liquidity needs for the period ended March 31, 2011 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.

As of March 31, 2011, we owed approximately $1.6 million as a result of borrowings from related parties.  We have relied on borrowings from related parties as a means of financing our operations only when other capital resources were not readily available, and we have no present plans to rely on further borrowings from related parties as a means of financing our operations.

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

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this Item.

Item 4.                         Controls and Procedures.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective with respect to financial reporting of complex transactions as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings.

With the exception of the following settlement in the VRT Lawsuit, there have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.

On March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez, an officer of the Company, and 18 other named defendants, including the Company, in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL (“VRT Lawsuit”).  The complaint alleges numerous causes of action against the defendants.  The only cause of action asserted against the Company is an alleged conspiracy to defraud creditors of Mr. Alvarez, including VRT, and/or to effectuate a fraudulent transfer of Shares that had been issued to Mr. Alvarez in consideration for Mr. Alvarez performing professional services to the Company as an independent contractor.  On or about May 1, 2011, the VRT Lawsuit was settled without monetary or other contribution on the part of the Company, with dismissal of the VRT Lawsuit to follow when all settlement documents have been executed by all parties.

Item 1A                       Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

On January 10, 2011, the Company issued 684,044 Shares to Francisco Perezcalva (“Perezcalva”) pursuant to a Settlement Agreement and Mutual General Release Agreement between Perezcalva and the Company (“Perezcalva Settlement Agreement”).  This sale of Shares resulted in a reduction of $118,750 in debt of the Company.

On January 10, 2011, the Company issued 666,699 Shares to Felipe De Teresa pursuant to a Settlement Agreement and Mutual General Release between Felipe De Teresa and the Company (“Felipe Settlement Agreement”).  This sale of Shares resulted in a reduction of $115,739 in debt of the Company.

On January 10, 2011, the Company issued 887,817 Shares to Joaquin De Teresa pursuant to a Settlement Agreement and Mutual General Release between Joaquin De Teresa and the Company (“Joaquin Settlement Agreement”).  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On January 10, 2011, the Company issued 5,391,688 Shares to Joinmax for the payment of $1,456,295 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of accounts payable of the Company.

On January 26, 2011, the Company issued 53,356 Shares to the Cueva Family Trust in exchange for its Convertible Note and accrued interest of $32,014.  This sale of Shares resulted in a reduction of debt of the Company.

On February 10, 2011, the Company issued 508,130 Shares to Perezcalva pursuant to the Perezcalva Settlement Agreement.  This sale of Shares resulted in a reduction of $118,750 in debt of the Company.

On February 10, 2011, the Company issued 495,246 Shares to Felipe De Teresa pursuant to the Felipe Settlement Agreement.  This sale of Shares resulted in a reduction of $115,739 in debt of the Company.

On February 10, 2011, the Company issued 659,499 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 debt of the Company.

On February 18, 2011, the Company issued 4,427,895 Shares to Joinmax for the payment of $1,169,407 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of accounts payable of the Company.

On March 7, 2011, the Company issued 689,597 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 debt of the Company.

On March 21, 2011, the Company issued 5,321,790 Shares to Joinmax for the payment of $1,379,408 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of accounts payable of the Company.

The restricted Shares issued to the aforementioned persons and entities relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder based on the aforementioned knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Item 3                          Defaults Upon Senior Securities.

As of March 31, 2011, the Company is in default on payment of the principal and interest on approximately $1.4 million of our Convertible Notes and Amended Convertible Notes.  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

Item 4.                         Removed and Reserved.

Item 5.                         Other Information.

The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.                      Exhibits.

EXHIBIT NO.	DESCRIPTION AND INCORPORATION BY REFERENCE TO ANY PRIOR REPORT WHERE THE SAME EXHIBIT HAS ALREADY BEEN FILED WITH THE SECURITIES AND EXCHANGE COMISSION
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1
Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc. (Nevada) and the stockholders of Trussnet [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
Contracts for Professional Services, Employment, and/or Strategic Relationships
10.1
Agreement for Professional Services, dated April 10, 2008, between Trussnet USA, Inc. (Nevada) and Trussnet USA, Inc. (Delaware) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

10.2
First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet USA, Inc. (Nevada) and Trussnet USA, Inc. (Delaware) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].

10.3
Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].

10.4
Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation [Incorporated by reference to the Company’s Report on Form 8-K filed on August 12, 2010].

10.5
Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee [Incorporated by reference to the Company’s Report on Form 8-K filed on April 6, 2011].

10.6†	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc.
Contracts Related to Joint Ventures
10.7	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.8
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated May 23, 2008, between Gulfstream Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT-Chinacomm Co. Ltd and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].

10.9
Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

10.10
Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and CECT-Chinacomm Communications Co., Ltd. [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]

10.11
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated February 16, 2009, between Trussnet Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT Chinacomm Co. Ltd. and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Report on Form 8-K filed on March 3, 2011].

10.12
Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between Trussnet Capital Partners (HK), Ltd. and CECT-Chinacomm Communications Co. [Incorporated by reference to the Company’s Report on Form 8-K filed on March 3, 2011].

10.13
Asset Purchase Agreement, Promissory Note, and Security Agreement, all dated March 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Report on Form 8-K filed on March 10, 2009].

10.14
First Amendment to Promissory Note, dated March 5, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Report on Form 8-K/A filed on March 5, 2010].

10.15
Second Amendment to Promissory Note, dated March 16, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Report on Form 8-K/A filed on March 18, 2010].

10.16
Third Amendment to Promissory Note, dated April 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Report on Form 8-K/A filed on April 13, 2010].

10.17
Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 12, 2010].

10.18
Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between China Tel Group, Inc. and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Report on Form 8-K filed on April 6, 2011].

Contracts Related to Acquisition of Peru Subsidiary Perusat, S.A. and Peru Wireless Broadband Project
10.19	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A. and ZTE Corporation [Incorporated by reference to the Company’s Report on Form 8-K filed on November 23, 2010].
10.20
Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A. and ZTE Corporation Peru [Incorporated by reference to the Company’s Report on Form 8-K filed on November 23, 2010].

Contracts Related to Golden Bridge Joint Venture
10.21
Subscription and Shareholder Agreement for “New Co”, dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. [Incorporated by reference to the Company’s Report on Form 8-K filed on December 15, 2010].

10.22
Equipment Contract for Haixi Wireless Broadband Project (Golden Bridge), dated March 14, 2011, among the Company, Gulfstream Capital Partners, Ltd. and ZTE Corporation [Incorporated by reference to the Company’s Report on Form 8-K filed on March 16, 2011].

Contracts Related to Sino Crossing Joint Venture
10.23
Subscription and Shareholder Agreement for “JV”, dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd., and Azur Capital SDN BHD [Incorporated by reference to the Company’s Report on Form 8-K filed on November 16, 2010].

10.24
Subscription and Shareholder Agreement for “New Co”, dated November 11, 2010, between the Company and Azur Capital SDN BHD [Incorporated by reference to the Company’s Report on Form 8-K filed on November 16, 2010].

Contracts Related to VN Tech Joint Venture
10.25
Subscription and Shareholder Agreement for “New Co”, dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd. and China Tel Group, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on April 6, 2011].

Contracts Related to Equity and Convertible Debt Instruments
10.26	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.27	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.28	Stock Purchase Agreement, dated February 9, 2010, between the Company and Excel Era Limited [Incorporated by reference to the Company’s Report on Form 8-K filed on February 9, 2010].
10.29
First Amendment to Stock Purchase Agreement, dated February 15, 2010, between the Company and Excel Era Limited [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2010].

10.30	Second Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Excel Era Limited [Incorporated by reference to the Company’s Report on Form 8-K/A filed on March 5, 2010].
10.31	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on February 9, 2010].
10.32
First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K/A filed on March 5, 2010].

10.33
Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 12, 2010].

10.34
Second Amended and Restated Stock Purchase Agreement dated May 10, 2011, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 13, 2011].

Certifications filed with this Report on Form 10-Q
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
†	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011	CHINA TEL GROUP, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer