Form 10-Q
period 2011-06-30
VelaTel Global Communications, Inc.
filed 2011-08-15
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

VELATEL GLOBAL COMMUNICATIONS, INC.

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12526 High Bluff Drive, Suite 155, San Diego, CA  92130
(Address of principal executive offices) (zip code)

760.230.8986
(Registrant's telephone number, including area code)

China Tel Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011 the registrant had 603,056,846 shares of its Series A common stock outstanding with a par value of $0.001 (“Series A Common Stock”) and 133,818,177 shares of its Series B common stock outstanding with a par value of $0.001 (“Series B Common Stock”).

VELATEL GLOBAL COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	(Unaudited) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

	(Unaudited) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010 and from April 8, 2008 (date of inception) through June 30, 2011	4

	(Unaudited) Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through June 30, 2011	5

	(Unaudited) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and from April 8, 2008 (date of inception) through June 30, 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Removed and Reserved	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.
VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$115,973	$27,516
Accounts receivable, net of provision for doubtful accounts of $21,411 and $19,511	44,934	16,204
Accounts receivable, other	19,412	6,471
Inventory	2,479	2,863
Prepaid expenses	266,506	278,145
Total current assets	449,304	331,199

Property, plant and equipment, net of accumulated depreciation of $434,466 and $364,529	326,591	369,576

Other assets:
Intangible assets, net of accumulated amortization of $136,563 and $124,826	42,076	50,755
Investments	2,450,000	2,450,000
Deposit for the purchase of property, plant and equipment	6,480,011	686,762
Total other assets	8,972,087	3,187,517

Total assets	$9,747,982	$3,888,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$20,147,402	$22,412,434
Unearned revenue	600	2,536
Line of credit	-	-
Advances from officers	748,850	1,125,692
Notes payable, related party	425,000	475,000
Notes payable, current portion	1,514,246	338,447
Convertible debentures, net	1,023,923	1,955,423
Notes payable, other	742,500	1,654,643
Derivative liability	167,305	149,248
Total current liabilities	24,769,826	28,113,423

Notes payable, net of current portion	2,392,721	-
Mandatory redeemable Series B common stock; $0.001 par value, 200,000,000 shares authorized, 133,818,177 issued and outstanding as of June 30, 2011 and December 31, 2010	71,906	35,483

Total liabilities	27,234,453	28,148,906

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 488,779,610 and 438,529,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	488,780	438,529
Common stock subscribed	1,955,000	2,158,000
Additional paid in capital	222,826,053	205,150,979
Accumulated deficit	(242,691,469)	(231,953,818)
Total China Tel Group, Inc.'s stockholders' deficit	(17,421,636)	(24,206,310)

Non controlling interest	(64,835)	(54,304)

Total stockholders' deficit	(17,486,471)	(24,260,614)

Total liabilities and stockholders' deficit	$9,747,982	$3,888,292

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(A DEVELOPMENT STAGE COMPANY)
(unaudited)

					From April 8, 2008
					(date of inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2011	2010	2011	2010	June 30, 2011

REVENUE	$168,734	$236,584	$373,105	$459,403	$1,986,292
Cost of sales	209,220	159,469	428,932	307,544	2,054,359
Gross profit (loss)	(40,486)	77,115	(55,827)	151,859	(68,067)

OPERATING EXPENSES:
Selling, general and administrative expenses	2,297,111	2,207,863	4,277,187	3,492,445	73,654,490
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	-	27,488,721	-	34,388,721	35,489,721
Impairment loss	-	-	-	-	8,758,290
Depreciation and amortization	49,760	232	81,674	33,728	420,430
Research and development costs	-	-	6,317,287	-	86,748,202
Total operating expenses	2,346,871	29,696,816	10,676,148	37,914,894	205,071,133

Net loss from operations	(2,387,357)	(29,619,701)	(10,731,975)	(37,763,035)	(205,139,200)

OTHER INCOME (EXPENSES):
Other income (expenses)	50,369	(97)	49,903	136	971,406
Gain on settlement of debt	-	-	-	-	1,299,766
Gain (loss)on foreign currency transactions	14,830	7,234	8,671	22,744	60,292
Loss on investments, related party	-	-	-	-	(6,636,410)
Gain (loss) on change in fair value of debt derivative	(55,580)	1,142,180	(18,057)	2,240,671	13,916,081
Interest expense	(28,508)	(553,300)	(56,724)	(796,762)	(46,878,168)

Net loss	(2,406,246)	(29,023,684)	(10,748,182)	(36,296,246)	(242,406,233)

Loss attributed to non controlling interest	5,137	8,784	10,531	12,471	64,835

NET LOSS ATTRIBUTABLE TO CHINA TEL GROUP, INC.	$(2,401,109)	$(29,014,900)	$(10,737,651)	$(36,283,775)	$(242,341,398)

Net loss per common share (basic and fully diluted)	$(0.01)	$(0.10)	$(0.02)	$(0.14)	$(1.05)
Weighted average number of shares outstanding, basic and fully diluted	477,596,088	290,358,327	463,407,711	260,670,647	231,784,306

Comprehensive Loss:
Net Loss	$(2,406,246)	$(29,023,684)	$(10,748,182)	$(36,296,246)	$(242,406,233)
Foreign currency translation gain	-	-	-	22,695	(8,689)

Comprehensive Loss:	(2,406,246)	(29,023,684)	(10,748,182)	(36,273,551)	(242,414,922)
Comprehensive income attributable to the non controlling interest	-	8,784	-	(9,090)	48,889
Comprehensive loss attributable to China Tel Group, Inc.	$(2,406,246)	$(29,014,900)	$(10,748,182)	$(36,282,641)	$(242,366,033)

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2011
(unaudited)

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

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2011
(unaudited)

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

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2011
(unaudited)

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

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2011
(unaudited)

	Preferred stock		Common stock
			Series A
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Non controlling Interest	Total Stockholders' Deficit
Common stock subscription received	-	-	-	-	6,017,000	-	-	-	-	6,017,000
Issuance of Series A common stock in January 2011 in exchange for convertible debentures and related interest	-	-	2,291,916	2,292	-	418,336	-	-	-	420,628
Issuance of Series A common stock issued in January 2011 in settlement of accounts payable	-	-	5,391,688	5,392	-	1,450,903	-	-	-	1,456,295
Issuance of Series A common stock in February 2011 in exchange for convertible debentures and related interest	-	-	1,662,875	1,663	-	386,951	-	-	-	388,614
Issuance of Series A common stock issued in February 2011 in settlement of accounts payable	-	-	4,427,895	4,428	-	1,164,979	-	-	-	1,169,407
Issuance of Series A common stock in March 2011 in exchange for convertible debentures and related interest	-	-	689,597	689	-	153,436	-	-	-	154,125
Issuance of Series A common stock issued in March 2011 in settlement of accounts payable	-	-	5,321,790	5,322	-	1,374,086	-	-	-	1,379,408
Issuance of Series A common stock issued in March 2011 in exchange for services rendered	-	-	423,077	423	-	82,077	-	-	-	82,500
Issuance of Series A common stock in April 2011 in exchange for convertible debentures and related interest	-	-	733,579	734	-	153,391	-	-	-	154,125
Sale of Series A common stock	-	-	9,158,546	9,159	(6,220,000)	7,766,841	-	-	-	1,556,000
Issuance of Series A common stock in May 2011 in exchange for convertible debentures and related interest	-	-	1,057,824	1,058	-	153,067	-	-	-	154,125
Issuance of Series A common stock issued in May 2011 in settlement of accounts payable	-	-	17,878,319	17,878	-	4,390,928	-	-	-	4,408,806
Issuance of Series A common stock in May 2011 in exchange for services	-	-	166,670	167	-	27,000	-	-	-	27,167
Issuance of Series A common stock in June 2011 in exchange for convertible debentures and related interest	-	-	1,046,334	1,046	-	153,079	-	-	-	154,125
Net loss	-	-	-	-	-	-	-	(10,737,651)	(10,531)	(10,748,182)

Balance, June 30, 2011 (unaudited)	-	$-	488,779,610	$488,780	$1,955,000	$222,826,053	$-	$(242,691,469)	$(64,835)	$(17,486,471)

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From April 8, 2008
			(date of inception)
	Six Months Ended June 30,		Through
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,748,182)	$(36,296,246)	$(242,406,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,674	33,728	420,430
Amortization of financing costs	-	-	3,871,802
Accretion of convertible debt	-	-	14,083,386
Impairment of goodwill	-	-	1,008,290
Writedown of investments	-	-	7,750,000
Gain on settlement of debt	(40,250)	-	(1,340,016)
Gain on change in fair value of debt derivative	18,057	(2,240,671)	(13,916,081)
Common stock issued for payment of interest	-	618,022	618,022
Common stock issued for acquistion of China Comm Cayman	-	24,488,721	24,488,721
Common stock issued in exchange for services	109,667	864,342	47,591,484
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
(Increase) decrease in:
Accounts receivable	(41,671)	(111,706)	94,124
Inventory	384	(2,068)	1,333
Prepaid expenses	11,639	(93,484)	(129,632)
Increase (decrease) in:
Accounts payable and accrued liabilities	6,677,613	(396,661)	84,315,871
Other notes payable	-	-	2,025,000
Unearned revenue	-	(9,337)	(32,314)
Net cash used in operating activities	(3,931,069)	(13,145,360)	(44,494,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	-	19,419
Purchase of property, plant and equipment	(26,952)	(2,504)	(125,503)
Deposit for property, plant and equipment	(2,204,197)	-	(2,890,959)
Purchase of intangible assets	(3,058)	-	(3,058)
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(2,750,000)	(7,750,000)
Net cash provided by (used in) investing activities	(2,234,207)	(2,752,504)	(10,694,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from officers	-	311,341	1,125,692
Payments on advances from officers	(376,842)	-	(376,842)
Proceeds from the sales of Series A common stock	7,573,000	16,094,660	26,665,659
Line of credit, net	-	(91,429)	(141,593)
Proceeds from issuance of notes payable	-	31,871	149,469
Payments on notes payable	(932,675)	-	(1,171,486)
Proceeds from issuance of notes payable, related party	-	-	775,000
Payments on notes payable, related party	(9,750)	(343,608)	(334,750)
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	6,253,733	16,002,835	55,284,120

Effect of currency rate change on cash	-	(20,684)	21,376

Net increase (decrease) in cash and cash equivalents	88,457	84,287	115,973

Cash and cash equivalents, beginning of the period	27,516	54,208	-
Cash and cash equivalents, end of the period	$115,973	$138,495	$115,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,633	40,271	$104,762
Cash paid during the period for taxes	$6,512	$-	$13,777

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$9,839,658	$61,470,020	$85,638,116
Common stock issued for services rendered	$109,667	$725,758	$47,591,484
Common stock issued for investment	$-	$-	$2,880,000
Note payable issued for equipment	$3,589,052	$-	$3,589,052

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1                       SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of VelaTel Global Communications, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (”GAAP”) for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011.

Basis and Business Presentation

The Company (formerly Mortlock Ventures, Inc. and then China Tel Group, Inc.) was incorporated under the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  On April 8, 2008, the Company amended its Articles of Incorporation to, among other things, change its name to China Tel Group, Inc. and began focusing on the telecommunications industry.  Effective July 5, 2011, the Company amended its Articles of Incorporation to change its name to VelaTel Global Communications, Inc. to represent more accurately the global nature of the Company’s businesses and objectives.

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

The Company is in the development stage, as defined by the ASC (“ASC”) subtopic 915 Development Stage Entities.  The Company’s efforts have been principally devoted to developing wireless broadband access (“WBA”) and fiber optic telecommunications networks in several cities in the People’s Republic of China (“PRC”) and in Peru.  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through June 30, 2011, the Company has accumulated losses of $242,691,469. (Reference in this report to “Since the Company’s inception” refers to April 8, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this Report.)

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

The Company has designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment and has contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate the Company’s telecommunications network in Peru (“Perusat Network”).  The Company along with ZTE Peru is in the process of deploying the Perusat Network.  Following the installation of the required equipment and optimization thereof, the Company will be enabled to operate the Perusat Network.

Joint Venture Projects

The Company has three joint venture telecommunications projects in the PRC.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization and structure, designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, the Company has entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA telecommunications networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA telecommunications networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman Islands corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under PRC law.  The Company and the particular partner for each joint venture each subscribe to shares in the Cayman Island corporation to reflect the respective equity interests of each partner in the joint corporation for possible future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that venture’s operations will flow.  Each of the three joint venture project is further described below.

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

2.         Golden Bridge Network Communications Co., Ltd.

Under the Company’s joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), the Company will subscribe to 49% of the equity interest in a new Cayman Islands corporation that is in the process of being organized.  The Company will pay for the capital expenditures and operating expenses necessary to deploy and operate a WBA telecommunications network in PRC cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to PRC residents, business and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  The Company has signed a contract with ZTE Corporation to supply the equipment needed for Phase 1 of the Golden Bridge Network and will issue a purchase order as soon as the wholly owned foreign enterprise associated with the joint venture has been established.  Golden Bridge also has applied for WBA licenses in seven additional cities: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

3.        Sino Crossings.

The Company has entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by the Company’s joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, the Company will subscribe to 51% of the equity interest in China Crossings Limited, a recently formed Cayman Islands corporation (“China Crossing Cayman”).  The Company’s other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of the fiber assets.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

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

As of June 30, 2011 and December 31, 2010, the Company had unearned revenue of $600 and $2,536, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

ASC subtopic 825-10, Financial Instruments, requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at June 30, 2011 and December 31, 2010 was $21,411 and $19,511, respectively.

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

The Company evaluates the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value.  The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value.  Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involve.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC subtopic 740-10, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Functional Currency

A majority of the Company’s Peruvian subsidiary’s transactions are in US dollars; therefore, this subsidiary’s functional currency is the US dollar.

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

As of June 30, 2011, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $6,317,287 and $0 for the six-month periods ended June 30, 2011 and 2010, and $86,748,202 for the period from April 8, 2008 (date of inception) through June 30, 2011, respectively.

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

As of December 31, 2010, the Company evaluated for impairment the fair value of this investment and determined that an impairment loss of $7,750,000 should be recognized.  As of June 30, 2011, the Company still believes this impairment loss is accurate.

In addition, during 2010 the Company entered into an agreement to acquire a 51% interest in a joint venture with Sino Crossings for 9,000,000 Shares valued at $1,440,000 and a 49% interest in Golden Bridge for 5,000,000 Shares valued at $1,010,000 (See Note 4 for a complete description of the agreements related to the Sino Crossings and Golden Bridge transactions).  Management does not believe there is any need to impair the value of these assets.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period’s presentation.  These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisitions.  The adoption of ASU 2010-29 did not have and continue not to have a material impact on the Company’s consolidated financial statements.

NOTE 2                        GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $10,737,651 for the six-month period ended June 30, 2011 and cumulative losses since inception (April 8, 2008) of $242,341,398.  In addition, the Company has negative working capital of $24,320,522 as of June 30, 2011 and a total stockholders’ deficit of $17,486,471.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expense of deploying the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks (See Note 4).  In addition, the Company has not realized material revenue since inception, and it is not without doubt that it will be successful in generating revenues in the future.

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

NOTE 3                       PREPAID EXPENSES

Prepaid expenses, at June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010
Prepaid taxes	$154,271	$93,719
Prepaid payroll taxes	45,742	48,341
Deferred charges	2,438	77,491
Other prepaid expenses	64,055	58,594
	$266,506	$278,145

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

The TCP Note was amended and extended on several occasions.  On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts the Company owed to TCP at the time of the Share issuance.  Since the Company's inception date through June 30, 2011, in addition to issuance of Shares to TCP, the Company paid TCP $11,001,000 towards accrued interest and extension fees.  In addition, the Company paid TCP $2,750,000 towards reduction of the principal balance of the TCP Note.

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“TCP Assignment and Cancellation Agreement”).  The TCP Assignment and Cancellation Agreement relates to the TCP Subscription Agreement and Addendum, the Asset Purchase Agreement with TCP and the TCP Note.  The material terms of the TCP Assignment and Cancellation Agreement are as follows:

TCP has agreed to assign, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumed all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP agreed to continue to act as agent for the Company, as the Company directs.  In either event, the Company will be responsible to insure that the obligations of TCP, as set forth in the TCP Subscription Agreement and Addendum, are met timely.

Except as set forth in the TCP Assignment and Cancellation Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement are cancelled and terminated.  Specifically, TCP waived entitlement to all past interest accrued, but unpaid, under the TCP Note and all future interest.  TCP returned the original TCP Note to the Company, marked “CANCELLED.”

The Company and TCP each released the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in the TCP Assignment and Cancellation Agreement, the TCP Note or the Pledge Agreement.

As of June 30, 2011, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  In addition, as of June 30, 2011, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.  The Company still believes that impairment loss is required.

Carrying value of the investment:
	June 30, 2011	December 31, 2010
Carrying value of the investment	$0	$0

Golden Bridge

Under the Company’s joint venture with Golden Bridge, the Company will subscribe to 49% of the equity interest in a new Cayman Island corporation that is in the process of being organized.  The Company will pay for the capital expenditures and operating expenses necessary to deploy and operate the Golden Bridge Network.  The Company issued 5,000,000 Shares valued at $1,010,000 in connection with this transaction.  The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed.

Sino Crossings

Under the Company’s Sino Crossings joint venture, the Company will subscribe to 51% of the equity interest in China Crossing Cayman.  Azur will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of the fiber assets.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.  The Company issued 9,000,000 Shares valued at $1,440,000.  The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed.

The Company determined that no impairment of Golden Bridge or Sino Crossing is required as of June 30, 2011.

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

VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patents, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares when the WFOE (defined below) is formed and registered to do business in the PRC.

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

The Board of Directors of each of the VN Tech Entities will be comprised of five Directors, three of whom will be appointed by the Company and two by VN Tech.  The Bylaws of each of the VN Tech Entities will contain various provisions for the protection of majority and minority stockholders, requiring a 75% super-majority vote of shareholders on certain corporate action, and including joint signatures on bank accounts (one each by a director or officer appointed by the Company and by a director or officer appointed by VN Tech), and custody of the corporate seal or “chop” of each of the VN Tech Entities will be held in escrow by a neutral third party.

In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by the Company and will enter into a management contract with WFOE to provide marketing, sales, and other necessary services to WFOE.

All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of the Company’s consolidated financial statements; (ii) permitting New Co and/or HK Co to control the PRC-based assets managed by WFOE and the revenue to be generated from those assets; (iii) permitting a PRC-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in the PRC; and (iv) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks, and to recapture some or all of the respective investments of VN Tech and the Company.

The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

NOTE 5                        INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the six-month periods ended June 30, 2011 and 2010, the Company recorded amortization of $11,737 and $9,338 respectively, as a charge to current period operations.

NOTE 6                       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2011	December 31, 2010
Accounts payable and accrued compensation	$19,685,724	$21,528,184
Accrued interest on indebtedness	457,843	851,639
Attorney fees and court costs	3,835	32,611
	$20,147.402	$22,412,434

NOTE 7                        CONVERTIBLE NOTES

Convertible notes as of June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010

10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to Shares at a rate of $0.95 per Share. The Company is currently in default.	$805,000	1,736,500

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	1,023,923	1,955,423
Less current maturities	(1,023,923)	(1,955,423)
Long term portion	$0	$0

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

Since the Company’s date of inception through June 30, 2011, the Company amortized $39,629,290 as interest expense.  For the six month periods ended June 30, 2011, and 2010 the amortization was $0 and $0, respectively.

The Company also entered into the Amended Convertible Notes, dated November 17, 2008, with numerous Convertible Note holders for the modification of certain terms and conditions contained in the previously issued Convertible Notes.  The Company issued an aggregate of $20,979,572 in Amended Convertible Notes in exchange for $17,389,776 of previously issued Convertible Notes, a 20% inducement premium and accrued interest.  The Amended Convertible Notes accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2009.  The Amended Convertible Note holders had an option to convert any unpaid note principal and accrued interest to Shares at the lesser of: (i) $0.95 per Share; or (b) 80% of the volume weighted average of the closing bid price for the Shares on the OTCBB for the ten-day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304.22%.

The Company's identified embedded derivatives related to the Amended Convertible Notes.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended Convertible Notes and to fair value as of each subsequent balance sheet date.  At the inception of the Amended Convertible Notes, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine days.

NOTE 8                        NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 were comprised of the following:

	June 30,	December 31,
	2011	2010
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$66,456	85,974
Note payable, due 08/12/2008 (currently in default)	65,425	65,425
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	36,565	37,579
Note payable, due 8/4/10, unsecured; interest at 12% per annum (currently in default)	149,469	149,469
Note payable, due 2/15/13, secured by equipment; interest at libor plus 2.5% per annum with three semi-annual principal payments of beginning 2/5/12	3,589,052
Total	3,906,967	338,447
Less current maturities	(1,514,246)	(338,447)
Long term portion	$2,392,721	$0

NOTE 9                        NOTES PAYABLE, OTHER

As of the period ended June 30, 2011, three judgments had been entered against the Company relating to certain Convertible Notes that were in default at the time a lawsuit was filed relating to three Convertible Notes.  The judgments accrued interest at rates between 3.6% and 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $821,946 and $1,881,393 as of June 30, 2011 and December 31, 2010, respectively.  The principal balance of the three judgments totaled $742,500 and $1,654,643 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 10                     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to 10% for the Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended Convertible Notes (estimated at $821,946) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At June 30, 2011, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 115.2% and risk free interest rate of 0.2% and recorded non-operating charge to income of $18,057 representing the change in fair value from December 31, 2010.  The derivatives were classified as short-term liabilities.  The derivative liability at June 30, 2011 and December 31, 2010 was $167,305 and $149,248, respectively.

NOTE 11                      NON CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in Perusat organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to June 30, 2011:

Balance as of April 15, 2009 (date of acquisition)	$0
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2010	(54,304)
Balance as of December 31, 2010	(54,304)
Period loss applicable to non-controlling interest for the period ended June 30, 2011	(10,531)
Balance as of June 30, 2011	$(64,835)

NOTE 12                      MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of June 30, 2011, Company has issued and outstanding 133,818,177 shares of $0.001 par value Series B Common Stock.  The general attributes are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at June 30, 2011 was $71,906 which is the deemed fair value of Series B Common Stock.

NOTE 13                      STOCKHOLDERS' DEFICIT

As of June 30, 2011, the Company was authorized to issue 1 billion Shares, of which there were 488,779,610 Shares issued and outstanding as of that date.

Private Placement with Isaac Organization, Inc.

On February 9, 2010, the Company and Isaac Organization, Inc., a Canadian corporation (“Isaac”), entered into a Stock Purchase Agreement (“Isaac SPA”).  On March 5, 2010, the Company and Isaac entered into an Amendment to the Isaac SPA (“First Amendment to Isaac SPA”).

On May 9, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  The A&R Isaac SPA amends and restates the Isaac SPA and the First Amendment to Isaac SPA in their entirety.  The A&R Isaac SPA provides that Isaac will purchase up to 49% of the Shares for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and the First Amendment, commencing May 1, 2010 through December 1, 2011(“the Purchase Price”).  The unpaid balance of the purchase price is due and payable on December 31, 2011. The Company must make a funding request for installment payments under the A&R Isaac SPA, which Isaac must pay within 30 days of the request.  The Company may make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agree in writing.  Upon receipt of each installment, the Company is required to issue and deliver to Isaac the number of Shares that the dollar amount of the installment bears to $1.50 per Share.

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

Under the A&R Isaac SPA, Isaac is entitled to designate two members of the Company’s Board of Directors.  However, Isaac relinquished this right in writing, effective March 15, 2011.

As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

Second Amended and Restated Isaac Stock Purchase Agreement

On May 10, 2011 (“Effective Date”), the Company and Isaac entered into the Second A&R Isaac SPA, which supersedes entirely the terms of the previously operative A&R Isaac SPA (see Note 13, Shareholder Deficit, for a complete description of the terms, payments made and securities issued pursuant to the A&R Isaac SPA).  Under the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 and November 30, 2010, the price per Share is adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010.  For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share is adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period.  For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date of the Second A&R Isaac SPA, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives any Installment (collectively, “the New Purchase Price”).  Notwithstanding the foregoing, the New Purchase Price shall not be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac is entitled based on retroactive adjustments in accordance with the New Purchase Price is 71,519,975 Shares (“Additional Shares”), which is exclusive of the Shares subscribed but not issued or to which Isaac is entitled pursuant to fully diluted calculations called for under the A&R Isaac SPA.  Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA.  In addition, the Company’s obligation to use the proceeds of the New Purchase Price solely towards deployment of broadband telecommunications networks or sales, general and administrative expense is eliminated.

Under the Second A&R Isaac SPA, Isaac is entitled to one Adjusted Warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA, one Adjusted Warrant for each Additional Share, and one Warrant for each Share Isaac purchases in the future.  The total aggregate number of Adjusted Warrants to which Isaac is entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that have not been issued.  Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on Installments received between February 8 and November 30, 2010, the exercise price is $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on Installments received between December 1 and December 31, 2010, the exercise price is $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on Installments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future Installments, the exercise price is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives the Installment giving rise to the right to issuance of the Warrant or Adjusted Warrant.  Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there is no right to a cashless exercise of a Warrant or Adjusted Warrant.

Under the A&R Isaac SPA, each Warrant had a five-year exercise period, as measured from the date each Warrant became subject to issuance (the date the Company received the Installment to which the right to issuance of each Warrant related).  Under the Second A&R Isaac SPA, each of the Adjusted Warrants earned based on an Installment received on or before December 31, 2010 has the same five-year exercise period as the original Warrant it is intended to replace, which exercise period relates back to the date Isaac earned each Adjusted Warrant.  Each of the Warrants earned based on an Installment received after December 31, 2010 has an exercise period of three years, which exercise period either relates back or begins to run from the date Isaac earned or earns each Warrant or Adjusted Warrant (also the date the Company received or in the future receives each corresponding Installment).

Under the Second A&R Isaac SPA, the maximum additional investment the Company is obligated to accept from Isaac after the Effective Date is $50 million (which amount is exclusive of any Warrants Isaac may exercise).  There is no minimum investment the Company is obligated to accept.  The amount and timing of any additional investment is pursuant to one or more Funding Requests the Company is entitled to make at any time up to June 1, 2012, each of which Isaac must fulfill within 30 days.  If Isaac fails to timely honor any Funding Request, the Company has the right to cancel 10% of the Shares, Warrants, and Adjusted Warrants and Shares issued upon exercise of Warrants and Adjusted Warrants previously issued to Isaac.

The Company and Isaac intend to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future.  In addition, Isaac has the right to appoint two of the authorized nine members of the Company’s Board of Directors.

As of June 30, 2011, the Company had received $1,556,000 towards the New Purchase Price for which Isaac was entitled to issuance of 8,644,445 Shares and 8,644,445 Warrants, in addition to the Shares and Warrants previously described as due pursuant to the A&R Isaac SPA and/or the Second A&R Isaac SPA based on amounts Isaac paid before the Second A&R Isaac SPA became effective.  On August 12, 2011, the Company issued Isaac 84,630,202 Shares and 113,796,312 Warrants and Adjusted Warrants, which represented the sum total of all amounts due Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA through that date.

The 113,796,312 Warrants and Adjusted Warrants issued to Isaac  were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of  115%-158%; term of 3 years; and risk free interest rate of 0.2% - 1.0%.  The aggregate value of the Warrants and Adjusted Warrants was $11,734,446 which has been allocated between the Warrants and/or Adjusted Warrants and Shares and recorded as additional paid in capital.

Adoption of 2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted "China Tel Group, Inc. 2011 Stock Option and Incentive Plan" ("the Plan"). The material terms of the Plan are as follows:

1.
The Plan is to be administered by the Company's Board of Directors ("the Board") or a committee of the Board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the Company's Shares are listed (any administrator, the "Committee").

2.
An award under the Plan may consist of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance stock awards, or stock appreciation rights, with the amount and type of any award at the discretion of the Committee.

3.	Eligible recipients under the Plan are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

4.
The maximum number of Shares available for issuance under the Plan is 75,000,000, no more than 30,000,000 of which may be awarded other than as options or stock appreciation rights, and no more than 50,000,000 of which may be awarded to any one participant in any one taxable year of the Company. Shares issued pursuant to an award reduce the maximum Shares remaining available for issuance under the Plan; however, Shares that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance. In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the Plan to avoid dilution or enlargement of the rights of participants under any prior award.

5.
The exercise price of any stock option must be at least 100% of the fair market value of a Share on the date of grant (110% with respect to an incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company). Vesting and duration of any option shall be at the Committee's discretion up to a maximum of 10 years duration (5 years in the case of an incentive option to a participant with more than 10% voting power as described above). Payment of the purchase price upon exercise of any option shall be in cash, except the Committee may accept payment through a broker exercise notice, a net share payment, or other any other form of payment acceptable to the Committee.

6.
Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan shall terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation.

7.
The Plan is non-exclusive and does not limit the power or authority of the Board to adopt, modify or terminate the Plan or such additional compensation arrangements as the Board may deem necessary or desirable. The Plan does supersede and replace entirely the Company's 2008 Stock Option Plan adopted October 27, 2008, no options having ever been issued under said 2008 Stock Option Plan. The Plan terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share. The options were issued to eligible recipients under the Plan that was previously disclosed and approved under a Definitive Information Statement filed with the SEC on Schedule 14C on June 10, 2011. All options were fully vested upon issuance and constitute non-statutory options under the terms of the Plan.

Stock Issuances During the Three Months Ended June 30, 2011 were as Follows:

The Company issued an aggregate of 2,837,737 Shares valued at $462,375 in exchange for settlement of convertible debentures and accrued interest of $362,500 and $99,875, respectively.

The Company issued an aggregate of 17,878,319 Shares valued at $4,408,806 in exchange for settlement of accounts payable.

The Company issued an aggregate of 166,670 Shares valued at $27,167 for services rendered.

The Company issued an aggregate of 9,158,546 Shares for cash proceeds of $7,776,000 received from the sale of the Company’s Series A Common Stock.

The Company issued 66,909,088 shares of the Company’s Series B Common Stock valued at $66,909 as consideration paid as compensation.

NOTE 14                      WARRANTS

The following table summarizes the Warrants and Adjusted Warrants outstanding or subject to issuance and the related prices for the Shares issued or subject to issuance to non-employees of the Company as of June 30, 2011.  These Warrants and Adjusted Warrants are in connection with the sale of the Company’s Series A Common Stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21	26,545,317	3.50	$0.21	26,545,317	$0.21
$0.21	34,488,657	4.00	$0.21	34,488,657	$0.21
$0.21	3,773,228	4.25	$0.21	3,773,228	$0.21
$0.21	10,227,891	4.50	$0.21	10,227,891	$0.21
$0.20	30,116,774	2.75	$0.20	30,116,774	$0.20
$0.18	8,644,445	3.00	$0.18	8,644,445	$0.18
	113,796,312	3.53	$0.21	113,796,312	$0.21

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	19,092,659
Issued	94,703,653
Exercised			-
Canceled or expired			-
Outstanding at June 30, 2011	113,796,312	$

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the six-month period ended June 30, 2011 was $0.20.

NOTE 15                      RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	June 30,	December 31,
	2011	2010
Note payable dated April 15, 2009, non interest bearing, due on demand; unsecured	$25,000	$25,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default		50,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$425,000	$475,000

Accrued interest as of June 30, 2010 due to related parties was $80,020.

Advances from Officers

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	June 30, 2011	December 31, 2010

Advances to VelaTel	$244,517	$584,517
Advances to Gulfstream	23,530	23,530
Advances to Perusat	480,803	517,645
	$748,850	$1,125,692

Except as indicated below, as of June 30, 2011 there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $70,177 (1% of the average of our total assets during the six month period ended June 30, 2011) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Pursuant to the Professional Services Agreement between Trussnet Nevada and Trussnet Delaware dated April 10, 2008 (“Trussnet Delaware Professional Services Agreement”), the Company agreed to pay Trussnet Delaware for professional services at its standard hourly rates or based upon fixed fees for specific services.  As of September 31, 2009, the Company owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware had advanced funds for the Company’s operations in anticipation of the Company receiving additional third party funding.  On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Agreement”).  Among other things, the First Amendment to Trussnet Delaware Professional Services Agreement requires Trussnet Nevada to commence paying for the professional services Trussnet Delaware provided to Trussnet Nevada in connection with the Chinacomm Network at the rate of $10,000,000 per month, until the outstanding Trussnet Nevada obligation is paid in full.  The amounts due are to be paid through the issuance of Shares in accordance with the provisions of the First Amendment to Trussnet Delaware Professional Services Agreement.

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

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  Through Isaac, Antonios Isaac is obligated to invest $50 million by June 30, 2012 if requested by the Company.  For any additional investments in the Company, Antonios Isaac will receive Shares, along with a warrant for every dollar he pays towards the purchase price of the Shares Isaac is purchasing from the Company (See Note 13).

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

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California (“Fischer Action”).  The complaint alleged a claim for breach of contract relating to the Company’s default under a Convertible Note entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempts to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Fischer Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Fischer Motion”) attempting to enforce a garnishment of any funds Isaac pays to the Company pursuant to the A&R Isaac SPA.  Isaac responded to the Fischer Motion and filed a Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled the Fischer Action for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  All payments due as of the date of this Report have been made.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL (“Gomez Action”).  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve the Gomez Action.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 14, 2011, Gomez is entitled to receive $113,982.12 and is entitled to receive the same amount of the 14th of the following five months pursuant to the Gomez Settlement Agreement. All payments due as of the date of this Report have been made.

On March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez, an officer of the Company, and 18 other named defendants, including the Company, in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL (“VRT Lawsuit”).  The complaint alleges numerous causes of action against the defendants.  The only cause of action asserted against the Company is an alleged conspiracy to defraud creditors of Mr. Alvarez including VRT and/or to effectuate a fraudulent transfer of Shares that had been issued to Mr. Alvarez in consideration for Mr. Alvarez performing professional services to the Company as an independent contractor.  On or about May 1, 2011, the VRT Lawsuit was settled without monetary or other contribution on the part of the Company.  The case was dismissed with prejudice on May 27, 2011.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain, financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12 months from inception and renewable automatically from year to year, unless either the Company or Consultant terminates such engagement by written notice.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay (“Tay Employment Agreement”) to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 and ends on December 31, 2013 (‘the Term”), provided, however, the Term is automatically extended for one additional year on each anniversary of November 1, 2010, provided that, not less than 90 days prior to each such date, either Mr. Tay or the Company gives written notice to the other that he or it does not wish to extend the Term.  During the Term, Mr. Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the Term of the Tay Employment Agreement is retroactive, the issuance of the Series B Common Stock is not.  As more particularly set for in Note 21, those shares were issued on April 12, 2011.

All other officers of the Company are employed without written employment agreements.

Joinmax Professional Services Agreement: On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services to be provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary.  The Company is obligated to pay Joinmax for the Services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific Services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services rendered to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30-day period prior to each payment due date of a Joinmax invoice for professional services rendered to the Company.

ZTE Global MOU: On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA telecommunications networks the Company deploys in the PRC, Peru and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

ZTE Contracts with Perusat: On August 5, 2010, the Company’s 95% subsidiary Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the Perusat Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the Perusat Network, to provide geographic coverage in the eight cities where Perusat currently holds licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with a one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum. Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in the PRC (to be facilitated by ZTE), payable over six years with a two year grace period, with the interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue Perusat a $3 million payment voucher towards network expansion which Perusat can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including Perusat’s right to terminate at any time except as to purchase orders already issued, if Perusat determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Perusat is able to secure.  The Company paid the 15% down payment and other amounts required for ZTE to begin manufacture of the equipment totaling $686,763 on December 22, 2010.

Professional Services Agreement with ChangeWave, Inc.: On May 6, 2011, the Company and ChangeWave, Inc. (“ChangeWave”) entered into a Professional Services Agreement (“ChangeWave Professional Services Agreement”).  The term of the ChangeWave Professional Services Agreement is for one year, subject to a unilateral right to terminate by either party upon the other party’s receipt of a termination notice 30 days prior to the effective date of the termination (“Term”).  The services to be provided to the Company will be with the Company’s prior approval and include, but are not limited to: (i) investor relations; (ii) institutional targeting and road shows; (iii) social media; (iv) e-direct marketing; (v) Facebook/Twitter shareholder management; (vi) website/e-letter sponsorship; (viii) VelaTel articles; and (iv) VelaTel press releases.  ChangeWave will be compensated at the monthly rate of $8,335 plus 83,335 Shares per month.  The first two payments are required to be made in advance by May 13, 2011.  Thereafter, the monthly payment will be made on the same date of the second month during the Term.  The Company is required to pay the expenses ChangeWave reasonably incurs in connection with the services it provides to the Company.  ChangeWave will be providing services to the Company as an independent contractor and will be responsible for the payment of any taxes or any other payments or obligations that may be claimed as owed by any unit of government, as a result of the payments made to ChangeWave by the Company.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$0	$0	$167,305	$

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of December 31, 2010	$149,248
Change in value of derivative liability during the six months ended June 30, 2011	18,057
Ending balance as of June 30, 2011	$167,305

The Company's derivative liability was valued using pricing models, and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and, as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  The change in fair value of the derivative liability is included as a component of other income in the condensed consolidated statements of loss.

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

Basic net loss per Share is computed by dividing net loss by the weighted average number of Shares outstanding during each period.  It excludes the dilutive effects of potentially issuable Shares such as those related to our convertible notes.  Diluted net loss per Share is calculated by including potentially dilutive Share issuances in the denominator.  However, diluted net loss per Share for the periods ended June 30, 2011 and June 30, 2010 does not reflect the effects of Shares potentially issuable upon conversion of convertible notes and outstanding warrants.  These potentially issuable Shares would have an anti-dilutive effect on our net loss per Share.

NOTE 19                      SUBSEQUENT EVENTS

Grant of Stock Options

On July 15, 2011, the Company issued 37,500,000 options to purchase shares of Stock at an exercise price of $0.13 per share.  The options were issued to eligible recipients under the Company’s 2011 Stock Option and Incentive Plan (“Plan”), which Plan was previously disclosed and approved under Definitive Information Statement filed on Schedule 14C on June 10, 2011.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the Plan.

Line of Credit Loan Agreement and Promissory Note

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“Credit Line”).  Pursuant to the Second A&R Isaac SPA, Isaac is entitled to purchase Shares at a price per Share equal to the volume-weighted average of the closing price of the Shares purchased during the ten-day period immediately preceding payment of each Installment.  In recognition of the price per Share at which Shares have traded since the Effective Date of the Second A&R Isaac SPA and are likely to trade in the near term, the current and projected future short term capital needs of the Company for its ongoing and expanding operations, and to avoid unnecessary dilution of the equity of all shareholders of the Company, including Isaac, the Company and Isaac considered it to be in their best mutual best interest to fund some or all of the capital needs of the Company over the next six months through debt instead of equity funding.

In the Credit Line, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the same procedure for making funding requests as apply to the term “Funding Request” as defined in Section 1.7 of the Second A&R Isaac SPA. For each funding request, Isaac will retain 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time. Amounts borrowed pursuant to the Credit Line shall bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance borrowed is due.  The principal balance borrowed is due and payable on December 31, 2011.

Sales of Unregistered Securities of the Company

On July 5, 2011, the Company issued 1,257,137 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On July 14, 2011, the Company issued 12,754,179 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of  $2,916,502 in accounts payable of the Company.

On July 14, 2011, the Company issued 166,670 Shares to ChangeWave, Inc. pursuant to the terms and conditions of the ChangeWave Professional Services Agreement.  This sale of Shares resulted in a reduction of $19,000 in accounts payable of the Company.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share.  The options were issued to eligible recipients under the Company’s 2011 Stock Option and Incentive Plan (“Plan”), which Plan was previously disclosed and approved pursuant to a Definitive Information Statement filed on Schedule 14C on June 10, 2011.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the Plan.

On July 29, 2011, the Company issued 14,041,143 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of $2,795,551 in accounts payable of the Company.

 On August 2, 2011, the Company issued 927,905 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On August 12, 2011, the company issued 84,630,202 Shares to Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA.

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

Overview of the Company’s Business to Better Understand our Financial Condition, Changes in our Financial Condition and Results of our Operations

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and the Notes thereto, which form an integral part of this Report.  The unaudited consolidated financial statements begin on page F-1.

The VelaTel Global Communications, Inc. (sometimes referred to herein as “Company”, “us”, “our” and “we” was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

On May 21, 2008, the Company entered into a Reorganization and Merger Agreement pursuant to which the Company’s wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”).  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued 66,909,089 shares of the Company’s Series B common stock (“Series B Common Stock”).  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 shares of the Company’s Series A common stock (“Series A Common Stock”) held by our shareholders prior to the merger were returned to us and cancelled.

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

In April 2008, the Company amended its Articles of Incoporation to, among other things, change its name to China Tel Group, Inc. It then acquired Trussnet Nevada on May 21, 2008.

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

We selected the Peoples Republic of China (“PRC” or “China”) as our first target market, because of its population of 1.35 billion and the fact that it is one of the largest and fastest growing economies in the world.  According to the International Monetary Fund, China ranked second to the United States in terms of nominal GDP at the end of 2010, while WBA telecommunications networks in China ranked far below many other countries given the population of China.  In addition, although still low, Internet usage in China is rising -- hovering at around 29 percent.  With the largest mobile telephone population of any country in the world (estimated to be approximately 833 million users), our delivery of high-speed WBA to voice, video and data any time and anywhere in China is the key to turning our vision into a reality.

We entered the China market pursuant to a joint venture with Chinacomm.  Working together, we deployed successfully a Wi-Fi network in Beijing in support of the 2008 Olympics.  We did so with plans for a much larger business opportunity – to deploy WBA telecommunications networks throughout densely populated cities in China.  Chinacomm is one of five of the major WBA license holders in the China.  The three largest carriers, China Mobil, China Unicom and China Telecom are seemingly focused on mobile telephones, not the wireless broadband market segments that we have targeted, which is a market that enables subscribers to access voice, video and data at speeds never before seen utilizing a Wi-Fi network.

We currently have three WBA telecommunications projects in China.  All three projects are joint ventures with local PRC partners, which bear certain similarities in organizational structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under Chinese law.  For each China project, we have entered into one or more related agreements whereby our Chinese partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman Island corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under Chinese law.  The Company and the particular partner for each joint venture subscribe to shares in the Cayman Island corporation to reflect the respective equity interests of each partner in the joint venture entity for possible future public listing of that joint venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that joint venture’s operations will flow.  Each joint venture project is briefly described below.

1.           CECT-Chinacomm Communications Co., Ltd.  Under our joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), we have the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which we paid $5 million in May 2008 when we, through our subsidiary Gulfstream Capital Partners, Ltd. (“Gulfstream”), entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  In return, Chinacomm agreed to transfer to Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout China.  Chinacomm is one of five major WBA license holders in the PRC.  The proceeds of our investment will be used to pay for equipment and services to design, engineer, install and operate a WBA telecommunication network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to China’s residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.           Golden Bridge Network Communications Co., Ltd.  We decided to invest in a second joint venture to acquire access to more cities in China in which we can deploy WBA telecommunications networks.  Under our joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), we will subscribe to 49% of the equity interest in a new Cayman Island corporation that is in the process of being organized.  We will pay for the capital expenditures and operating expenses necessary to deploy and operate a WBA telecommunications network in the Chinese cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to China’s residents, businesses and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  We have signed a contract with ZTE Corporation to supply the equipment needed for Phase 1of the Golden Bridge Network and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  In addition, Golden Bridge has applied for WBA licenses in seven additional cities in China -- Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

3.           Sino Crossings.  Shortly after adding Golden Bridge to our asset portfolio, we decided to acquire fiber assets of another Chinese company to support our vision.  We entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by our joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, we will subscribe to 51% of the equity interest in China Crossings Limited, a Cayman Island corporation (“China Crossing Cayman”) that has been formed.  Our other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation that has been formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of approximately 34,000 km of fiber optic cable that connects almost all major population centers within China.  The two strands of fiber acquired are capable of transporting in excess of 100 gigabytes of data per second (“Gbps”) each, which is the equivalent backbone of Tier I networks in the United States being deployed by companies such as Verizon and Qwest.  This 100 Gbps backbone should be adequate to handle high-volume data transmissions, such as live video, without jitter or latency for tens of millions of customers.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm and/or Golden Bridge, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

VN Tech.  We undertook a fourth project in the PRC that complements our core business to improve the economics of our business model and to insure reliability of our WBA telecommunications networks.  We entered into a joint venture relationship with Shenzhen VN Technologies Co., Ltd., a PRC limited liability company (“VN Tech”).  We will subscribe to 51% of the equity interest in a new Cayman Island corporation to be organized and VN Tech will subscribe to 49% of that corporation.  The joint venture will manufacture, market and sell hydrogen fuel cell systems (“Fuel Cell Systems”) that provide back-up power for infrastructure equipment used in telecommunications networks.  The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

One of the emerging and growing markets for WBA networks in Latin America is Peru.  Peru’s Internet usage has risen from just ten percent of the population in 2003 to 25 percent of the population at the end of 2008, according to statistics from the World Bank.  Accordingly, we decided to enter the Peruvian market to deploy a WBA telecommunications network.  Through our 95% subsidiary, Perusat S.A. (“Perusat”), a Peruvian company that holds appropriate WBA licenses and concessions, we are in the process of deploying a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru (Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.  We designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment, and contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate our WBA telecommunications network in Peru (“Perusat Network”).  We have constructed the towers for Phase 1 of the Perusat Network and are in the process of deploying the Network. Following completion of the installation of the equipment and optimization thereof, the Perusat Network will become fully operational and suitable for our customers to utilize.

Effective July 5, 2011, the Company amended its Articles of Incorporation to change its name to VelaTel Global Communications, Inc. to represent more accurately the global nature of the Company’s businesses and objectives.

The Company’s Financial Condition, Changes in Financial Condition and Results of Operations

Our unaudited consolidated financial statements and Notes thereto provide a full discussion of the Company’s financial condition, changes in financial condition and the results of our operations.  Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited consolidated financial statements included herein for the period ended June 30, 2011.

Development Stage Company

We are a development stage company, as defined in Accounting Standards Codification subtopic 915-10 Development Stage Entities.

            Results of Operations

Three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010.

Our revenue, cost of sales and expenses for the three-month period ended June 30, 2011 are based on our acquisition of a 95% interest in Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Revenue:

2011	2010
$168,734	$236,584

Our revenue for the three-month period ended June 30, 2011 decreased by $67,850 or 28.7% from June 30, 2010.  This revenue is attributable solely to the activity of Perusat.

Cost of Sales:

2011	2010
$209,220	$159,469

Our cost of sales for the three-month period ended June 30, 2011 was $209,220 or 124.0% of sales as compared to $159,469 or 67.4% of sales for the period ended June 30, 2010.  The costs incurred relate to Perusat’s business activities.

Selling, General and Administrative Expenses:

2011	2010
$2,297,111	$2,207,863

Our selling, general and administrative expenses for the three-month period ended June 30, 2011 was $2,297,111, as compared with $2,207,863 for the same period in 2010, an increase of $89,248.  The increase is due to additional professional and consulting fees associated with the expansion of our business.

Gain (loss) on Change in Fair Value of Debt Derivative:

2011	2010
$(55,580)	$1,142,180

For the three-month period ended June 30, 2011, we incurred a non-cash loss of $55,580 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to $1,142,180 for same period in 2010.  The reduction in gain for 2011 is attributable to a reduced balance of total Convertible Notes and Amended Convertible Notes outstanding due to conversions to Shares.

Interest Expense:

2011	2010
$28,508	$553,300

For the three-month period ended June 30, 2011, our interest expense was $28,508 as compared to $553,300 for the same period in 2010.  The reduction in interest expense is attributable to the pay down of convertible notes payable.

Net Loss:

2011	2010
$2,401,109	$29,014,900

Our net loss of $2,401,109 for the three-month period ended June 30, 2011 and $29,014,900 for the same period for 2010 is the result of the factors described above.

Six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010.

Our revenue, cost of sales and expenses for the six-month period ended June 30, 2011 are based on our acquisition of a 95% interest in Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Revenue:

2011	2010
$373,105	$459,403

Our revenue for the six-month period ended June 30, 2011 decreased by $86,298 or 18.8% from June 30, 2010.  This revenue is attributable solely to the activity of Perusat.

Cost of Sales:

2011	2010
$428,932	$307,544

Our cost of sales for the six-month period ended June 30, 2011 was $428,932, or 115.0% of sales as compared to $307,544 or 66.9% of sales for the period ended June 30, 2010.  The costs incurred relate to Perusat’s business activities.

Selling, General and Administrative Expenses:

2011	2010
$4,277,187	$3,492,445

Our selling, general and administrative expenses for the six-month period ended June 30, 2011 was $4,277,187, as compared with $3,492,445 for the same period in 2010, an increase of $784,742.  The increase is due to additional professional and consulting fees associated with the expansion of our business.

Research and Development:

2011	2010
$6,317,287	$0

Our research and development costs for the six-month period ended June 30, 2011 were $6,317,287, as compared with $0 for the same period in 2010.  This increase is directly related to a significant increase in the cost of: (i) performing feasibility studies; (ii) architectural and engineering services; (iii) project management services; (iv) site acquisition services; (v) deployment supervision services; (vi) general administrative services; and (vii) any other professional services the Company deemed necessary to deploy the WBA telecommunications networks the Company is deploying in China and Peru during the period ended June 30, 2011.

Gain (loss) on Change in Fair Value of Debt Derivative:

2011	2010
$(18,057)	$2,240,671

For the six-month period ended June 30, 2011, we incurred a non-cash loss of $18,057 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to $2,240,671 for same period in 2010.  The reduction in gain for 2011 is attributable to a reduced balance of total Convertible Notes and Amended Convertible Notes outstanding due to conversions to Shares.

Interest Expense:

2011	2010
$56,724	$796,762

For the six-month period ended June 30, 2011, our interest expense was $56,724 as compared to $796,762 for the same period in 2010.  The reduction in interest expense is attributable to the pay down of convertible notes payable.

Net Loss:

2011	2010
$10,737,651	$36,283,775

Our net loss of $10,737,651 for the six-month period ended June 30, 2011 and $36,283,775 for the same period for 2010 is the result of the factors described above.

Liquidity and Capital Resources

Since April 8, 2008, we have utilized approximately $86.7 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman, including extension fees paid to TCP, advances on a failed investment, commissions paid on our Convertible Notes and our Amended Convertible Notes, and deposit for property, plant and equipment (see Item 1. of PART 1 for a complete discussion of our liquidity and capital resources and the agreements related thereto.  Terms defined therein are utilized in Management’s Discussion and Analysis of Financial Condition and results of Operations).

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

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of June 30, 2011: (i) litigation installment payments of $742,500; (ii) notes payable to related parties of $425,000; (iii) notes payable of $3,906,967; (iv) convertible notes of $1,023,923; (v) advances from officers of $748,850; (vi) accounts payable and accrued expenses of $21,130,641; and sales, general and administrative expenses of approximately $750,000 per month for San Diego, Taiwan and Peru operations (additional future SG&A for joint venture projects in China cannot currently be estimated, as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

Since our inception until June 30, 2011, we have incurred accumulated losses of approximately $242.36 million.  As of June 30, 2011, we had cash of approximately $116,000 and liabilities of approximately $27.2 million, of which $24.8 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2011, for the period ended December 31, 2010.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Shares, Series B Common Stock, Preferred Stock and Convertible Notes, and Amended Convertible Notes each of which is discussed in further detail below.

Effective March 11, 2011, we increased our authorized Shares from 500,000,000 to 1,000,000,000 by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State  As of June 30, 2011, we had authorized the issuance of up to 1,000,000,000 Shares, of which 488,779,610 Shares  were issued and outstanding as of that date.  The total number of Shares issued and outstanding as of the filing date of this Report is $603,056,846.

During the six-month period ended June 30, 2011, we received Share sales and subscriptions totaling approximately $7.6 million from Isaac (see the discussion in Part I, Item 2, Section entitled “Stock Purchase Agreements with Isaac Organization, Inc.” for details of this transaction).  We are relying, in part, on cash generated from future Share sales to Isaac in order to fund our operations, including capital commitments to joint venture partners, sales, general and administrative expenses, litigation settlements, and retirement of other debts and payables.  We have no reason to believe Isaac will not continue to purchase Shares in quantities sufficient to fund our current operations, although no assurances can be given in this regard.

As of June 30, 2011, we had authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 133,818,177 are issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of the Company’s Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of the Company’s Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Since our inception and as of both June 30, 2011 and the date of this Report, we have raised approximately $28.5 million related to an offering of our convertible notes.  The notes bear interest at 10% per annum, and are all either past due or have been converted.  As of June 30, 2011, the outstanding balance of principal and interest on unpaid Convertible Notes was approximately $1.0 million.  The proceeds from Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes and our Amended Convertible Notes contributed to our liquidity needs for the period ended June 30, 2011 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.  However, we are in the process of registering additional Shares in order to raise further capital for the ongoing capital needs of our businesses.

As of June 30, 2011, we owed approximately $0.7 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

During 2010, we negotiated equipment vendor financing, which if continued in the future we expect will reduce our short term need for capital from other sources described above as a percentage of our total capital needs. However, no assurances can be given that we will continue to obtain equipment financing on the same terms as secured during 2010.  Repayment of such equipment financing will increase our liquidity demands in the future.

The following table presents a summary of our sources and uses of cash for the six-month period ended June 30, 2011 and for the period from our inception (April 8, 2008) to June 30, 2011:

	Six Month Period Ending June 30, 2011	From Inception Until June 30, 2011
Net cash used in operating activities:	$3,931,069	$44,494,826
Net cash used in investing activities	$2,234,207	$10,694,697
Net cash provided by financing activities	$6,253,733	$55,284,120
Increase in cash and cash equivalents	$88,457	$115,973

Operating Activities

The cash used in operating activities consists of the payment for services relating to the deployment of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks, and the payment of commissions on the Convertible Notes and Amended Convertible Notes.

Investing Activities

The cash used in investment activities consists of our payments of $7.8 million toward the purchase of our interest in Chinacomm Cayman and a deposit of approximately $2.9 million for infrastructure equipment for our deployment of the Perusat Network

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective with respect to financial reporting of complex transactions as of June 30, 2011.

Our Chief Financial Officer, and others in the Company as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements.  It is anticipated that such efforts will be concluded by the time our 10-Q for the period ended September 31, 2011 is filed with the SEC.

PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings.

With the exception of the following settlement in the VRT Lawsuit, there have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.

On March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez, an officer of the Company, and 18 other named defendants, including the Company, in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL (“VRT Lawsuit”).  The complaint alleges numerous causes of action against the defendants.  The only cause of action asserted against the Company is an alleged conspiracy to defraud creditors of Mr. Alvarez including VRT and/or to effectuate a fraudulent transfer of Shares that had been issued to Mr. Alvarez in consideration for Mr. Alvarez performing professional services to the Company as an independent contractor.  On or about May 1, 2011, the VRT Lawsuit was settled without monetary or other contribution on the part of the Company.  The settlement documents have been executed by all parties, and the case was dismissed with prejudice on May 31, 2011.

Item 1A                       Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this Item.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2011, the Company issued 733,579 Shares to Joaquin De Teresa, pursuant to a Settlement Agreement and Mutual General Release between Joaquin De Teresa and the Company (“Joaquin Settlement Agreement”).    This sale of Shares resulted in a reduction of $154,125 of debt of the Company.

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

On May 2, 2011, the Company issued 659,782 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $96,130 in debt of the company.

On May 4, 2011, the Company issued 5,978,225 Shares to Joinmax for the payment of $1,497,553 of debt owed for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of accounts payable of the Company.

On May 11, 2011, the Company issued 166,670 Shares to ChangeWave, Inc. pursuant to the terms and conditions of the ChangeWave Professional Services Agreement.  This sale of Shares resulted in a reduction of $27,167 in accounts payable of the Company.

On May 20, 2011, the Company issued 11,900,094 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of $2,911,254 in accounts payable of the Company.

On May 25, 2011, the Company issued 398,042 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $57,995 in debt of the Company.  However, this issuance corrected an error in a prior issuance of 659,782 Shares issued on May 2, 2011 and previously disclosed in the Company’s quarterly report on Form 10-Q, filed May 16, 2011 for the period ending March 31, 2011.

On June 2, 2011, the Company issued 1,046,334 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On July 5, 2011, the Company issued 1,257,137 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On July 14, 2011, the Company issued 12,754,179 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of $2,916,502 in accounts payable of the Company.

On July 14, 2011, the Company issued 166,670 Shares to ChangeWave, Inc. pursuant to the terms and conditions of the ChangeWave Professional Services Agreement.  This sale of Shares resulted in a reduction of $19,000 in accounts payable of the Company.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share.  The options were issued to eligible recipients under the Company’s 2011 Stock Option and Incentive Plan (“Plan”), which Plan was previously disclosed and approved pursuant to a Definitive Information Statement filed on Schedule 14C on June 10, 2011.  Upon on issuance, all options are fully vested and constitute non-statutory options under the terms of the Plan.

On July 29, 2011, the Company issued 14,041,143 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale resulted in a reduction of $2,795,551 in accounts payable of the Company.

On August 2, 2011, the Company issued 927,905 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On August 10, 2011, the Company issued 84,630,202 Shares to Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA.

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

Item 3.                          Defaults Upon Senior Securities.

As of June 30, 2011, the Company is in default on payment of the principal and interest on approximately $1.3 million of our Convertible Notes and Amended Convertible Notes.  The Company intends to cure the default and satisfy the convertible notes as soon as funds are available to the Company.

Item 4.                         Removed and Reserved.

Item 5.                         Other Information.

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“Credit Line”).  Pursuant to the Second A&R Isaac SPA, Isaac is entitled to purchase Shares at a price per Share equal to the volume-weighted average of the closing price of the Shares purchased during the ten-day period immediately preceding payment of each Installment.  In recognition of the price per Share at which Shares have traded since the Effective Date of the Second A&R Isaac SPA and are likely to trade in the near term, the current and projected future short term capital needs of the Company for its ongoing and expanding operations, and to avoid unnecessary dilution of the equity of all shareholders of the Company, including Isaac, the Company and Isaac considered it to be in their mutual best interest to fund some or all of the capital needs of the Company over the next six months through debt instead of equity funding.

In the Credit Line, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the same procedure for making funding requests as apply to the term “Funding Request” as defined in Section 1.7 of the Second A&R Isaac SPA. For each funding request, Isaac will retain 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time. Amounts borrowed pursuant to the Credit Line shall bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance borrowed is due.  The principal balance borrowed is due and payable on December 31, 2011.

The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.                          Exhibits.

EXHIBIT NO.	DESCRIPTION AND INCORPORATION BY REFERENCE TO ANY PRIOR REPORT WHERE THE SAME EXHIBIT HAS ALREADY BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1
Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc. (Nevada) and the stockholders of Trussnet [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

Articles of Incorporation and Amendments
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.2	Articles of Merger filed with the Office of the Secretary of the State of Nevada on April 8, 2008.
3.3	Certificate of Amendment to the Articles of Incorporation filed with the Office of the Secretary of the State of Nevada on June 29, 2011.
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

10.6	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on May 16, 2011].
Contracts Related to Joint Ventures
10.7	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.8
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated May 23, 2008, between Gulfstream Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT-Chinacomm Co. Ltd and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].

10.9
Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

10.10
Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and CECT-Chinacomm Communications Co., Ltd. [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009].

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

Contracts Related to Equity, Convertible Debt Instruments and Credit Line
10.26	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.27	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.28	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on February 9, 2010].
10.29
First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K/A filed on March 5, 2010].

10.30
Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 12, 2010].

10.31
Second Amended and Restated Stock Purchase Agreement dated May 10, 2011, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on
May 13, 2011].

10.32	Line of Credit Loan Agreement and Promissory Note, dated July 1, 2011, between the Company and Isaac Organization, Inc.
Certifications filed with this Report on Form 10-Q
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Stock Option and Incentive Plan adopted by the Company’s Board of Directors effective May 10, 2011. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 13, 2011].
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*  to be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	VELATEL GLOBAL COMMUNICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer