Form 10-Q/A
period 2011-06-30
VelaTel Global Communications, Inc.
filed 2011-08-31
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Articles of Incorporation and Amendments
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.2	Articles of Merger filed with the Office of the Secretary of the State of Nevada on April 8, 2008.*
3.3	Certificate of Amendment to the Articles of Incorporation filed with the Office of the Secretary of the State of Nevada on June 29, 2011.*
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

10.32	Line of Credit Loan Agreement and Promissory Note, dated July 1, 2011, between the Company and Isaac Organization, Inc.*
Certifications filed with this Report on Form 10-Q
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Stock Option and Incentive Plan adopted by the Company’s Board of Directors effective May 10, 2011. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 13, 2011].
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

* Previously filed.
**  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 31, 2011	VELATEL GLOBAL COMMUNICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer