Form 10-Q
period 2011-09-30
VelaTel Global Communications, Inc.
filed 2011-11-14
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

VELATEL GLOBAL COMMUNICATIONS, INC.

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2011 the registrant had 635,833,417 shares of its Series A common stock outstanding with a par value of $0.001 (“Series A Common Stock”) and 133,818,177 shares of its Series B common stock outstanding with a par value of $0.001 (“Series B Common Stock”).

VELATEL GLOBAL COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERS ENDED SEPTEMBER 30, 2011 AND 2010

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2010 and from April 8, 2008 (date of inception) through September 30, 2011(Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from April 4, 2008 (date of inception) through September 30, 2011 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and from April 8, 2008 (date of inception) through September 30, 2011(Unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Removed and Reserved	50

Item 5.	Other Information	51

Item 6.	Exhibits	53

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$250,739	$27,516
Accounts receivable, net of provision for doubtful accounts of $21,411 and $19,511	19,537	16,204
Accounts receivable, other	24,430	6,471
Inventory	645,477	2,863
Prepaid expenses	451,430	278,145
Total current assets	1,391,613	331,199

Property, plant and equipment, net of accumulated depreciation of $447,743 and $364,529	6,691,207	369,576

Other assets:
Intangible assets, net of accumulated amortization of $141,463 and $124,826	37,176	50,755
Investments	2,450,000	2,450,000
Deposit for the purchase of property, plant and equipment	1,007,592	686,762
Total other assets	3,494,768	3,187,517

Total assets	$11,577,588	$3,888,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,799,518	$22,412,434
Unearned revenue	-	2,536
Line of credit	-	-
Advances from officers	740,007	1,125,692
Notes payable, related party	425,000	475,000
Notes payable, current portion	6,462,854	338,447
Convertible debentures, net	661,423	1,955,423
Notes payable, other	715,911	1,654,643
Derivative liability	151,230	149,248
Total current liabilities	20,955,943	28,113,423

Notes payable, net of current portion	1,196,350	-
Mandatory redeemable Series B common stock; $0.001 par value, 200,000,000 shares authorized, 133,818,177 and 66,909,089 issued and outstanding as of September 30, 2011 and December 31, 2010	72,804	35,483

Total liabilities	22,225,097	28,148,906

Stockholders' deficit:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock: Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 625,356,375 and 438,529,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	625,356	438,529
Common stock subscribed	-	2,158,000
Additional paid in capital	238,889,714	205,150,979
Prepaid deposit	(178,664)	-
Accumulated deficit	(249,910,736)	(231,953,818)
Total VelaTel Global Communications, Inc.'s stockholders' deficit	(10,574,330)	(24,206,310)

Non controlling interest	(73,179)	(54,304)

Total stockholders' deficit	(10,647,509)	(24,260,614)

Total liabilities and stockholders' deficit	$11,577,588	$3,888,292

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

					From April 8, 2008
					(date of inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through September 30,
	2011	2010	2011	2010	2011

REVENUE	$115,371	$270,298	$488,476	$729,701	$2,101,663
Cost of revenue	138,829	209,876	567,761	517,420	2,193,188
Gross profit (loss)	(23,458)	60,422	(79,285)	212,281	(91,525)

OPERATING EXPENSES:
Selling, general and administrative expenses	6,847,937	1,736,455	11,125,124	5,228,900	80,502,427
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	-	101,000	-	34,489,721	35,489,721
Impairment loss	-	-	-	-	8,758,290
Depreciation and amortization	18,177	87,143	99,851	120,871	438,607
Research and development costs	-	-	6,317,287	-	86,748,202
Total operating expenses	6,866,114	1,924,598	17,542,262	39,839,492	211,937,247

Net loss from operations	(6,889,572)	(1,864,176)	(17,621,547)	(39,627,211)	(212,028,772)

OTHER INCOME (EXPENSES):
Other income (expenses)	3,595	(57)	53,498	79	975,001
Gain on settlement of debt	-	-	-	-	1,299,766
Gain (loss)on foreign currency transactions	(41,784)	289	(33,113)	23,033	18,508
Loss on investments, related party	-	-	-	-	(6,636,410)
Gain (loss) on change in fair value of debt derivative	16,075	35,549	(1,982)	2,276,220	13,932,156
Interest expense	(315,925)	(101,840)	(372,649)	(898,602)	(47,194,093)

Net loss	(7,227,611)	(1,930,235)	(17,975,793)	(38,226,481)	(249,633,844)

Loss attributed to non controlling interest	8,344	13,495	18,875	25,966	73,179

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(7,219,267)	$(1,916,740)	$(17,956,918)	$(38,200,515)	$(249,560,665)

Net loss per common share (basic and fully diluted)	$(0.01)	$(0.00)	$(0.04)	$(0.12)	$(0.98)
Weighted average number of shares outstanding, basic and fully diluted	564,720,732	400,654,614	497,549,828	307,844,731	255,826,811

Comprehensive Loss:
Net Loss	$(7,227,611)	$(1,930,235)	$(17,975,793)	$(38,226,481)	$(249,633,844)
Foreign currency translation gain	-	(63,875)	-	(41,180)	(8,689)

Comprehensive Loss:	(7,227,611)	(1,994,110)	(17,975,793)	(38,267,661)	(249,642,533)
Comprehensive loss attributable to the non controlling interest	8,344	13,495	18,875	25,966	73,179
Comprehensive loss attributable to VelaTel Global Communications, Inc.	$(7,219,267)	$(1,980,615)	$(17,956,918)	$(38,241,695)	$(249,569,354)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Preferred stock		Common stock		Common	Additional		Other		Non	Total
			Series A		Stock	Paid in	Prepaid	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deposit	Income (Loss)	Deficit	Interest	Deficit
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	-	$-	$-	$-

Effect of merger with VelaTel Global Communications, Inc. (formerly Morlock Ventures, Inc.) and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	-	(153,026)	-	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	-	27,060,987	-	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	-	1,396,608	-	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	-	1,774,814	-	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)

Balance, December 31, 2008	-	-	89,458,947	89,459	-	30,079,383	-	-	(109,319,963)	-	(79,151,121)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Preferred stock		Common stock		Common	Additional		Other		Non	Total
			Series A		Stock	Paid in	Prepaid	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deposit	Income (Loss)	Deficit	Interest	Deficit

Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	-	479,000	-	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	-	1,492,927	-	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	-	393,624	-	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	-	194,413	-	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	-	2,067,560	-	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	-	385,401	-	-	-	-	385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	-	429,000	-	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	-	200,713	-	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	-	249,737	-	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	-	1,075,100	-	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered, including acting officers	-	-	7,403,149	7,403	-	5,945,116	-	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	-	6,094,339	-	-	-	-	6,102,492
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	-	7,247,020	-	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	-	4,059,520	-	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	-	4,198,720	-	-	-	-	4,213,262
Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	-	(3,000)	-	-	-	-	-
Issuance of Series A common stock in October 2009 in exchange for services rendered	-	-	6,242,622	6,243	-	2,724,790	-	-	-	-	2,731,033
Issuance of Series A common stock in October 2009 in exchange for convertible debentures and related interest	-	-	929,556	929	-	407,238	-	-	-	-	408,167
Issuance of Series A common stock in November 2009 in exchange for services rendered	-	-	760,061	760	-	443,876	-	-	-	-	444,636
Issuance of Series A common stock in November 2009 in exchange for convertible debentures and related interest	-	-	4,376,198	4,376	-	1,507,005	-	-	-	-	1,511,381
Issuance of Series A common stock in December 2009 in exchange for services rendered, including acting officers	-	-	41,000,000	41,000	-	22,572,495	-	-	-	-	22,613,495
Issuance of Series A common stock in December 2009 in exchange for convertible debentures and related interest	-	-	13,805,680	13,806	-	8,882,412	-	-	-	-	8,896,218
Equity based compensation	-	-	-	-	-	775,962	-	-	-	-	775,962
Foreign currency translation gain	-	-	-	-	-	-	-	14,389	-	-	14,389
Net loss	-	-	-	-	-	-	-	-	(56,041,182)	(23,847)	(56,065,029)

Balance, December 31, 2009	-	-	230,611,717	230,612	-	101,902,351	-	14,389	(165,361,145)	(23,847)	(63,237,640)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

			Common stock		Common	Additional		Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Prepaid	Comprehensive	Accumulated	controlling	Stockholders
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deposit	Income (Loss)	Deficit	Interest	Deficit
Issuance of Series A common stock in February 2010 in exchange for convertible debentures and related interest	-	-	29,101	29	-	27,617	-	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,995,000	-	-	-	-	-	7,995,000
Issuance of Series A common stock issued in April 2010 in exchange for services rendered	-	-	2,316,481	2,316	-	1,267,134	-	-	-	-	1,269,450
Issuance of Series A common stock issued in April 2010 in exchange for expenses incurred	-	-	1,148,628	1,149	-	624,854	-	-	-	-	626,003
Issuance of Series A common stock issued in April 2010 in settlement of note payable	-	-	458,716	459	-	249,541	-	-	-	-	250,000
Issuance of Series A common stock issued in April 2010 in settlement of accounts payable	-	-	22,727,272	22,727	-	9,977,273	-	-	-	-	10,000,000
Issuance of Series A common stock issued in May 2010 in exchange for services rendered	-	-	668,953	669	-	363,910	-	-	-	-	364,579
Issuance of Series A common stock issued in May 2010 in exchange for expenses incurred	-	-	195,841	196	-	106,537	-	-	-	-	106,733
Issuance of Series A common stock issued in May 2010 in settlement of accounts payable	-	-	29,069,767	29,070	-	9,970,930	-	-	-	-	10,000,000
Sale of Series A common stock	-	-	9,333,334	9,333	(4,905,341)	13,990,667	-	-	-	-	9,094,659
Issuance of Series A common stock issued in June 2010 in settlement of accounts payable	-	-	21,179,986	21,180	-	9,978,820	-	-	-	-	10,000,000
Issuance of Series A common stock issued in June 2010 as payment for investment holding costs	-	-	58,867,119	58,867	-	24,429,854	-	-	-	-	24,488,721
Issuance of Series A common stock issued in June 2010 in exchange for convertible debentures and related interest	-	-	15,697,454	15,697	-	8,705,220	-	-	-	-	8,720,917
Issuance of Series A common stock issued in July 2010 in settlement of accounts payable	-	-	10,526,316	10,526	-	9,989,474	-	-	-	-	10,000,000
Issuance of Series A common stock issued in September 2010 in exchange for services rendered	-	-	500,000	500	-	176,500	-	-	-	-	177,000
Issuance of Series A common stock issued in September 2010 in settlement of accounts payable	-	-	7,387,298	7,388	-	7,010,545	-	-	-	-	7,017,933
Issuance of Series A common stock in October 2010 in exchange for litigation payable and related interest	-	-	998,668	999	-	224,001	-	-	-	-	225,000
Issuance of Series A common stock in November 2010 in exchange for convertible debentures and related interest	-	-	248,975	249	-	152,383	-	-	-	-	152,632
Issuance of Series A common stock in November 2010 in exchange for litigation payable and related interest	-	-	621,077	621	-	118,129	-	-	-	-	118,750
Issuance of Series A common stock in December 2010 in exchange for services	-	-	515,376	515	-	128,349	-	-	-	-	128,864
Issuance of Series A common stock in December 2010 in exchange for litigation payable and related interest	-	-	722,763	723	-	118,027	-	-	-	-	118,750
Sale of Series A common stock	-	-	10,674,230	10,674	(931,659)	2,923,985	-	-	-	-	2,003,000
Issuance of Series A common stock in December 2010 for investment in Azur Capital	-	-	9,000,000	9,000	-	1,431,000	-	-	-	-	1,440,000
Issuance of Series A common stock in December 2010 in exchange for services	-	-	30,428	30	-	4,838	-	-	-	-	4,868
Issuance of Series A common stock in December 2010 for investment in Golden Bridge	-	-	5,000,000	5,000	-	1,005,000	-	-	-	-	1,010,000
Equity based compensation	-	-	-	-	-	274,040	-	-	-	-	274,040
Foreign currency translation gain	-	-	-	-	-	-	-	(14,389)	-	-	(14,389)
Net loss	-	-	-	-	-	-	-	-	(66,592,673)	(30,457)	(66,623,130)

Balance, December 31, 2010	-	-	438,529,500	438,529	2,158,000	205,150,979	-	-	(231,953,818)	(54,304)	(24,260,614)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Preferred stock		Common stock		Common	Additional		Other		Non	Total
			Series A		Stock	Paid in	Prepaid	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deposit	Income (Loss)	Deficit	Interest	Deficit
Common stock subscription received	-	-	-	-	6,017,000	-	-	-	-	-	6,017,000
Issuance of Series A common stock in January 2011 in exchange for convertible debentures and related interest	-	-	2,291,916	2,292	-	418,336	-	-	-	-	420,628
Issuance of Series A common stock issued in January 2011 in settlement of accounts payable	-	-	5,391,688	5,392	-	1,450,903	-	-	-	-	1,456,295
Issuance of Series A common stock in February 2011 in exchange for convertible debentures and related interest	-	-	1,662,875	1,663	-	386,951	-	-	-	-	388,614
Issuance of Series A common stock issued in February 2011 in settlement of accounts payable	-	-	4,427,895	4,428	-	1,164,979	-	-	-	-	1,169,407
Issuance of Series A common stock in March 2011 in exchange for convertible debentures and related interest	-	-	689,597	689	-	153,436	-	-	-	-	154,125
Issuance of Series A common stock issued in March 2011 in settlement of accounts payable	-	-	5,321,790	5,322	-	1,374,086	-	-	-	-	1,379,408
Issuance of Series A common stock issued in March 2011 in exchange for services rendered	-	-	423,077	423	-	82,077	-	-	-	-	82,500
Issuance of Series A common stock in April 2011 in exchange for convertible debentures and related interest	-	-	733,579	734	-	153,391	-	-	-	-	154,125
Sale of Series A common stock	-	-	9,158,546	9,159	(6,220,000)	7,766,841	-	-	-	-	1,556,000
Issuance of Series A common stock in May 2011 in exchange for convertible debentures and related interest	-	-	1,057,824	1,058	-	153,067	-	-	-	-	154,125
Issuance of Series A common stock issued in May 2011 in settlement of accounts payable	-	-	17,878,319	17,878	-	4,390,928	-	-	-	-	4,408,806
Issuance of Series A common stock in May 2011 in exchange for services	-	-	166,670	167	-	27,000	-	-	-	-	27,167
Issuance of Series A common stock in June 2011 in exchange for convertible debentures and related interest	-	-	1,046,334	1,046	-	153,079	-	-	-	-	154,125
Issuance of Series A common stock in July 2011 in exchange for convertible debentures and related interest	-	-	1,257,137	1,257	-	152,868	-	-	-	-	154,125
Issuance of Series A common stock issued in July 2011 in settlement of accounts payable	-	-	26,795,322	26,795	-	5,685,258	-	-	-	-	5,712,053
Issuance of Series A common stock in July 2011 in exchange for services	-	-	166,670	167	-	18,833	-	-	-	-	19,000
Issuance of Series A common stock in August 2011 in exchange for convertible debentures and related interest	-	-	927,905	928	-	153,197	-	-	-	-	154,125
Issuance of Series A common stock in August 2011 in exchange for services	-	-	1,500,000	1,500	-	197,000	-	-	-	-	198,500
Sale of Series A common stock	-	-	84,630,202	84,630	(1,955,000)	1,870,370	-		-	-	-
Issuance of Series A common stock issued in August 2011 in settlement of accounts payable	-	-	17,276,116	17,276	-	3,119,963	-	-	-	-	3,137,239
Issuance of Series A common stock in September 2011 in exchange for convertible debentures and related interest	-	-	1,226,523	1,226	-	152,899	-	-	-	-	154,125
Issuance of Series A common stock issued in September 2011 in settlement of accounts payable	-	-	1,228,933	1,229	-	191,713	-	-	-	-	192,942
Issuance of Series A common stock issued in September 2011 in settlement of deposit	-	-	1,401,287	1,401	-	177,263	(178,664)	-	-	-	-
Issuance of Series A common stock in September 2011 in exchange for services	-	-	166,670	167	-	21,083	-	-	-	-	21,250
Stock based compensation	-	-	-	-	-	4,323,214	-	-	-	-	4,323,214

Net loss	-	-	-	-	-	-	-	-	(17,956,918)	(18,875)	(17,975,793)

Balance, September 30, 2011 (unaudited)	-	$-	625,356,375	$625,356	$-	$238,889714	$(178,664)	-	$249,910,736)	$(73,179)	$(10,647,509)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From April 8, 2008
			(date of inception)
	Nine Months Ended September 30,		Through September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,975,793)	$(38,226,481)	$(249,633,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,851	120,871	438,607
Amortization of financing costs	-	-	3,871,802
Accretion of convertible debt	-	-	14,083,386
Impairment of goodwill	-	-	1,008,290
Writedown of investments	-	-	7,750,000
Gain on settlement of debt	(40,250)	-	(1,340,016)
Gain on change in fair value of debt derivative	1,982	(2,276,220)	(13,932,156)
Common stock issued for payment of interest	-	618,022	618,022
Common stock issued for acquistion of China Comm Cayman	-	24,488,721	24,488,721
Common stock issued in exchange for services	348,417	991,793	47,830,234
Stock based compensation	4,323,214	-	4,323,214
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
(Increase) decrease in:
Accounts receivable	(21,292)	(110,690)	114,503
Inventory	(642,614)	(265)	(641,665)
Prepaid expenses	(173,285)	(41,095)	(314,556)
Increase (decrease) in:
Accounts payable and accrued liabilities	7,474,672	(278,309)	85,112,930
Other notes payable	-	-	2,025,000
Unearned revenue	(2,536)	(14,574)	(34,850)
Net cash used in operating activities	(6,607,634)	(14,728,227)	(47,171,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of Perusat S.A.	-	-	19,419
Purchase of property, plant and equipment	(3,136,623)	(2,995)	(3,235,174)
Deposit for property, plant and equipment	-	-	(686,762)
Purchase of intangible assets	(3,058)	-	(3,058)
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(2,750,000)	(7,750,000)
Net cash used in investing activities	(3,139,681)	(2,752,995)	(11,600,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from officers	-	793,230	1,125,692
Payments on advances from officers	(385,685)	-	(385,685)
Proceeds from the sales of Series A common stock	7,573,000	17,089,659	26,665,659
Line of credit, net	-	(91,429)	(141,593)
Proceeds from issuance of notes payable	3,903,900	168,472	4,053,369
Payments on notes payable	(1,110,927)	-	(1,349,738)
Proceeds from issuance of notes payable, related party	-	-	775,000
Payments on notes payable, related party	(9,750)	(465,424)	(334,750)
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	9,970,538	17,494,508	59,000,925

Effect of currency rate change on cash	-	(31,735)	21,376

Net increase (decrease) in cash and cash equivalents	223,223	(18,449)	250,739

Cash and cash equivalents, beginning of the period	27,516	54,208	-
Cash and cash equivalents, end of the period	$250,739	$35,759	$250,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,012	46,768	$105,484
Cash paid during the period for taxes	$15,388	$-	$21,418

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$17,634,814	$78,487,954	$93,433,272
Common stock issued for services rendered	$348,417	$853,209	$47,830,234
Common stock issued for investment	$-	$-	$2,880,000
Note payable issued for equipment	$3,589,052	$-	$3,589,052

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of VelaTel Global Communications, Inc. (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in this Report.  Accordingly, the results from operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2011.

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

The Company is in the development stage, as defined by the Accounting Standards Codifications (“ASC”) subtopic 915 Development Stage Entities.  The Company’s efforts have been principally devoted to developing wireless broadband access (“WBA”) and fiber optic telecommunications networks in several cities in the People’s Republic of China (“PRC”) and in Peru.  To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through September 30, 2011, the Company has accumulated losses of $249,910,736. (Reference in this Report to “Since the Company’s inception” refers to April 8, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this Report.)

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

Trussnet Nevada was formed in April of 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with CECT-Chinacomm Communications, Ltd. (“Framework Agreement), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Cayman for $196 million, of which the Company paid $5 million in 2008 pursuant to a Subscription and Shareholders’ Agreement between our wholly owned subsidiary Gulfstream, on the one hand, and Chinacomm and various of its subsidiaries and affiliates, on the other hand, dated May 23, 2008 (“Gulfstream Subscription Agreement”).  The Gulfstream Subscription Agreement supplemented the Framework Agreement.

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

As a result of the Merger, there was a change in control of the Company.  In accordance with ACS subtopic 815, Business Combinations, the Company was the acquiring entity.  In substance, the Merger is a recapitalization of the Company’s capital structure, rather than a business combination.

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

Acquisition of Perusat

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of Perusat, a Peruvian company that holds appropriate licenses and concessions, to enable the Company to deploy a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 Shares and a promissory note payable of $275,000.  These Shares (valued at the date of closing) had a value of $430,000 and were not registered under the Securities Act of 1933, as amended, (“Securities Act”).  Perusat provides local and long distance telephone services to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, Perusat was granted a license and concessions to provide WBA and related telecommunications services utilizing radio frequency in the 2.5 GHz spectrum band covering these cities, other than Lima and its surrounding metropolitan area.

The Company has designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment and has contracted with ZTE Corporation and ZTE

Peru to supply the equipment and services necessary to deploy and operate the Company’s telecommunications network in Peru (“Perusat Network”).  The Company, along with ZTE Peru, have deployed the Perusat Network in the eight cities and are in the process of optimizing the Perusat Network’s performance.  The Persuat Network is operational and generating revenue for the Company.

Joint Venture Projects

As of September 30, 2011, the Company has three joint venture telecommunications projects in the PRC.  All three PRC projects are joint ventures with local PRC partners, which bear certain similarities in organization and structure, designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For each PRC project, the Company has entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA telecommunications networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA telecommunications networks, as well as the capital required to deploy the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman Islands corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary that qualifies as a wholly foreign owned enterprise (“WFOE”) under PRC law.  The Company and the particular partner for each joint venture each subscribe to shares in the Cayman Island corporation to reflect the respective equity interests of each partner in the joint corporation for possible future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that venture’s operations will flow.  Each of the three joint venture projects, as of September 30, 2011, is summarily described below.

1.	CECT-Chinacomm Communications Co., Ltd.

Under the Company’s joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), the Company has the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which $5 million was paid in May 2008 pursuant to the Gulfstream Subscription Agreement.  In return, Chinacomm agreed to transfer to Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, the rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout China.  The proceeds of the Company’s investment are to be used to pay for equipment and services to design, engineer, install and operate a WBA telecommunications network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to China residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.	Golden Bridge Network Communications Co., Ltd.

Under the Company’s joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), the Company will subscribe to 49% of the equity interest in a new Cayman Islands corporation that is in the process of being organized.  The Company will pay for the capital expenditures and operating expenses necessary to deploy and operate a WBA telecommunications network in cities in China where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands, in order to bring WBA and other telecommunications services to China residents, business and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  The Company has signed a contract with ZTE Corporation to supply the equipment needed for Phase 1 of the Golden Bridge Network and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  Golden Bridge also has applied for WBA licenses in seven additional cities: Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.  Golden Bridge has not yet formed the WFOE for the joint venture, but is in the process of doing so.  When the WFOE is formed and funded, a purchase order for the necessary equipment needed for Phase 1 will be issued and deployment of the Golden Bridge Network will commence.

3.	Sino Crossings

The Company has entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by the Company’s joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, the Company will subscribe to 51% of the equity interest in China Crossings Limited, a recently formed Cayman Islands corporation (“China Crossing Cayman”).  The Company’s other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of its fiber assets.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm, Golden Bridge and other WBA telecommunications networks in which it expects to own a portion thereof, will utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

ZTE Contract for Golden Bridge Network

On March 14, 2011, the Company and its wholly owned subsidiary Gulfstream entered into an Equipment Contract with ZTE for ZTE to manufacture and supply certain infrastructure equipment to be deployed in connection with the Company’s Golden Bridge Network.  The total contract price for the equipment for the first two cities of Fuzhou and Xiamen is $9,570,167.  ZTE guarantees that the price for the same equipment components will not be increased for three years, until March 14, 2014, and that the prices for the same equipment components will apply to the other seven cities to which the Golden Bridge Network is expected to expand.  Payment terms include 85% of the total value of the contract as vendor financing to be provided by ZTE, payable over two and one-half years, with a one-year grace period commencing from the first bill of lading date, in three equal semi-annual installments including interest at the six-month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment of the 15% down payment is due within ten days after the Golden Bridge WFOE is established pursuant to PRC law.  The duration of the contracts is up to three years, during which ZTE will honor initial unit pricing in the current and future cities encompassing the Golden Bridge Network.  The contract is subject to termination under certain commercial circumstances, including the Company’s right to terminate at any time except as to purchase orders already issued if it determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Golden Bridge is able to secure.

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

Revenue arises from sale of local and long distance service access where some payments are received before and some payments are received after the service has been rendered.  The Company sells its products separately and in various bundles that contain multiple deliverables.  These revenues include long distance and prepaid telephone cards, along with other products and services.  In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting, if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in the Company’s control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  In accordance with ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

As of September 30, 2011 and December 31, 2010, the Company had unearned revenue of $0 and $2,536, respectively.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at September 30, 2011 and December 31, 2010 was $21,411 and $19,511, respectively.

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

Intangible Assets and Goodwill

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10.  The Company assigns to all identifiable assets acquired (including intangible assets) and to all identifiable liabilities assumed a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition.  The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

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

As of September 30, 2011, employees and consultants of the Company had been granted 37,500,000 stock options.

Research and Development

The Company accounts for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $6,317,287 and $0 for the nine-month periods ended September 30, 2011 and 2010, and $86,748,202 for the period from April 8, 2008 (date of inception) through September 30, 2011, respectively.

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

As of December 31, 2010, the Company evaluated for impairment the fair value of this investment and determined that an impairment loss of $7,750,000 should be recognized.  As of September 30, 2011, the Company still believes this impairment loss is accurate.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisitions.  The adoption of ASU 2010-29 did not have and continue not to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, that provided new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, that amended accounting guidance related to goodwill impairment testing.  The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted.  The Company does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 2.  GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $17,956,918 for the nine-month period ended September 30, 2011 and cumulative losses since inception (April 8, 2008) of $249,560,665.  In addition, the Company has negative working capital of $19,564,330 as of September 30, 2011 and a total stockholders’ deficit of $10,647,509.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expense of deploying the Chinacomm, Golden Bridge, Perusat, Sino Crossings, NGSN and China Aerospace and Networks (See Notes 4 and 19).  In addition, the Company has not realized material revenue since inception, and it is not without doubt that it will be successful in generating revenues in the future.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may lose its rights to participate in the operation of the Chinacomm, Golden Bridge, Perusat, Sino Crossings, NGSN and China Aerospace Networks and may be forced to cease their deployment and operations.

To attain profitable operations, management continues to focus its efforts on the deployment and operation of WBA telecommunications networks and other businesses identified in these Notes.  The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its business plans.

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

NOTE 3.  PREPAID EXPENSES

Prepaid expenses, at September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011	December 31, 2010
Prepaid taxes	$272,329	$93,719
Prepaid payroll taxes	52,118	48,341
Deferred charges	-	77,491
Other prepaid expenses	126,983	58,594
	$451,430	$278,145

NOTE 4.  INVESTMENTS

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

In February 2009, TCP, a company wholly owned by the Company’s President, Colin Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer Chinacomm that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under a contract with Trussnet USA, Inc, a Delaware corporation, to allow those services to continue and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved and are expressly conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP is not able to meet the specific payment schedule described in the TCP Subscription Agreement, the TCP Subscription Agreement contains a provision that requires the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.  Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 authorized shares).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provides that the number of Chinacomm Cayman shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set for the in the TCP Subscription Agreement or any new payment schedule to which the parties agree.

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to the Company pursuant to an Asset Purchase Agreement, the TCP Note and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.

The TCP Note was amended and extended on several occasions.  On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts the Company owed to TCP at the time of the Share issuance.  Since the Company's inception date through September 30, 2011, in addition to issuance of Shares to TCP, the Company paid TCP $11,001,000 towards accrued interest and extension fees.  In addition, the Company paid TCP $2,750,000 towards reduction of the principal balance of the TCP Note.

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

1.
TCP has agreed to assign, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumed all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP agreed to continue to act as agent for the Company, as the Company directs.  In either event, the Company is responsible to insure that the obligations of TCP, as set forth in the TCP Subscription Agreement and Addendum, are met timely.

2.
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

3.
The Company and TCP each release the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in the TCP Assignment and Cancellation Agreement, the TCP Note or the Pledge Agreement.

As of September 30, 2011, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  In addition, as of September 30, 2011, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.  The Company still believes that impairment loss is required.

Carrying value of the investment:
	September 30, 2011	December 31, 2010
Carrying value of the investment	$0	$0

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

Sino Crossings

Under the Company’s Sino Crossings joint venture, the Company will subscribe to 51% of the equity interest in China Crossing Cayman.  Azur will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed (referred to in the joint venture agreements by the fictitious name “JV”), into which YYNT will transfer ownership of its fiber assets.  The JV will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by the JV.  The Company, through its joint venture relationships with Chinacomm, Golden Bridge and other WBA telecommunications networks in which it has an interest, expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.  The Company issued 9,000,000 Shares valued at $1,440,000.  The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed.

The Company determined that no impairment of the Golden Bridge or Sino Crossing transactions is required as of September 30, 2011.

Agreement with VN Technologies Co., Ltd.

The Company undertook a fourth project in China on April 1, 2011.  The Company entered into a Subscription and Shareholder Agreement (“VN Tech Agreement”) with Shenzhen VN Technologies Co., Ltd. (“VN Tech”), a limited liability company organized under the laws of the PRC.  Pursuant to the VN Tech Agreement, the Company and VN Tech will each contribute certain resources in order to develop technology, patent, manufacture, market, distribute and sell stand-alone electrical power generation or storage media using hydrogen or fuel cells for hydro-chemical energy conversion (“Fuel Cell Systems”).  The material terms of the VN Tech Agreement are as follows:

1.
VN Tech will transfer to a newly formed joint venture its expertise, relationships, and past and future contracts related to technology development, patents, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares when the associated WFOE is formed and registered to do business in the PRC.

2.
The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively, “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in China in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of New Co.

3.
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

4.
In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by the Company and will enter into a management contract with WFOE to provide marketing, sales, and other necessary services to WFOE.

5.	All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE.

6.
The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of the Company’s consolidated financial statements; (ii) permitting New Co and/or HK Co to control the PRC-based assets managed by WFOE and the revenue to be generated from those assets; (iii) permitting a PRC-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in China; and (iv) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of VN Tech and the Company.

7.
The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest.

8.
All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the nine-month periods ended September 30, 2011 and 2010, the Company recorded amortization of $16,637 and $15,196, respectively, as a charge to current period operations.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2011	December 31, 2010
Accounts payable and accrued compensation	$11,355,444	$21,528,184
Accrued interest on indebtedness	441,517	851,639
Attorney fees and court costs	2,557	32,611
	$11,799,518	$22,412,434

NOTE 7.  CONVERTIBLE NOTES

Convertible notes as of September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011	December 31, 2010

10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to Shares at a rate of $0.95 per Share. The Company is currently in default.	$442,500	1,736,500

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	661,423	1,955,423
Less current maturities	(661,423)	(1,955,423)
Long term portion	$0	$0

The Company entered into the Convertible Notes dated February 12, 2008 with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of Convertible Notes.  The Convertible Notes accrue interest at 10% per annum, payable at maturity and were due on December 31, 2008.  The holder of the Convertible Note had the option to convert any unpaid note principal and accrued interest to Shares at a rate of $0.95 per Share.  The effective interest rate at the date of inception was 420.61% per annum.

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

Since the Company’s date of inception through September 30, 2011, the Company amortized $39,629,290 as interest expense.  For the nine- month periods ended September 30, 2011, and 2010 the amortization was $0 and $0, respectively.

The Company also entered into the Amended Convertible Notes dated November 17, 200, with numerous holders of the Amended Convertible Notes for the modification of certain terms and conditions contained in the previously issued Convertible Notes.  The Company issued an aggregate of $20,979,572 in Amended Convertible Notes in exchange for $17,389,776 of previously issued Convertible Notes, a 20% inducement premium and accrued interest.  The Amended Convertible Notes accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2009.  The Amended Convertible Note holders had an option to convert any unpaid note principal and accrued interest to Shares at the lesser of: (i) $0.95 per Share; or (b) 80% of the volume weighted average of the closing bid price for the Shares on the OTCBB for the ten-day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304.22%.

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

NOTE 8.  NOTES PAYABLE

Notes payable at September, 2011 and December 31, 2010 were comprised of the following:

	September 30,	December 31,
	2011	2010
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$34,372	$85,974
Note payable, due 08/12/2008 (currently in default)	65,425	65,425
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	66,455	37,579
Note payable, due 8/4/10, unsecured; interest at 12% per annum	-	149,469
Note payable, due 2/15/13, secured by equipment; interest at libor plus 2.5% per annum with three semi-annual principal payments of beginning 2/5/12	3,589,052	-
Line of Credit Loan Agreement and Promissory Note, due12/31/11 unsecured, interest at 10% per annum	3,903,900	-
Total	7,659,204	338,447
Less current maturities	(6,462,854)	(338,447)
Long term portion	$1,196,350	$0

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

In the Credit Line, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the same procedure for making funding requests as apply to the term “Funding Request” as defined in Section 1.7 of the Second A&R Isaac SPA.  For each funding request, Isaac will retain 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time.  Amounts borrowed pursuant to the Credit Line will bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance borrowed is due.  The principal balance borrowed is due and payable on December 31, 2011

NOTE 9.  OTHER NOTES PAYABLE

As of the period ended September 30, 2011, three judgments had been entered against the Company relating to certain Convertible Notes.  The judgments accrued interest at rates between 3.6% and 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $768,875 and $1,881,393 as of September 30, 2011 and December 31, 2010, respectively.  The principal balance of the three judgments totaled $715,911 and $1,654,643 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to 10% for the Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended Convertible Notes (estimated at $821,946) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At September 30, 2011, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 116% and risk free interest rate of 0.5% and recorded non-operating charge to income of $1,982 representing the change in fair value from December 31, 2010.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2011 and December 31, 2010 was $151,230 and $149,248, respectively.

NOTE 11.  NON CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in Perusat organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to September 30, 2011:

Balance as of April 15, 2009 (date of acquisition)	$0
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2010	(54,304)
Balance as of December 31, 2010	(54,304)
Period loss applicable to non-controlling interest for the period ended September 30, 2011	(18,875)
Balance as of September 30, 2011	$(73,179)

NOTE 12.  MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of September 30, 2011, Company has issued and outstanding 133,818,177 shares of $0.001 par value Series B Common Stock.  The general attributes are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at September 30, 2011 was $72,804 which is the deemed fair value of Series B Common Stock.

NOTE 13.  STOCKHOLDERS' DEFICIT

As of September 30, 2011, the Company was authorized to issue 1.0 Billion Shares, of which there were 625,356,375 Shares issued and outstanding as of that date.

Isaac Stock Purchase Agreement

On February 9, 2010, the Company and Isaac Organization, Inc., a Canadian corporation (“Isaac”), entered into a Stock Purchase Agreement (“Isaac SPA”).  On March 5, 2010, the Company and Isaac entered into an Amendment to the Isaac SPA (“First Amendment to Isaac SPA”).

Amended and Restated Isaac Stock Purchase Agreement

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

Isaac is entitled to issuance of additional Shares under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated.  Upon termination or each calculation date, the number of Shares issued to Isaac bears the same ratio to 49% of the total Shares that the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) is excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and Isaac intend to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future.

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

Second Amended and Restated Isaac Stock Purchase Agreement

On May 10, 2011 (“Effective Date”), the Company and Isaac entered into the Second A&R Isaac SPA, which supersedes entirely the terms of the previously operative A&R Isaac SPA (see Note 13, Shareholder Deficit, for a complete description of the terms, payments made and securities issued pursuant to the A&R Isaac SPA).  Under the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 and November 30, 2010, the price per Share is adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010.  For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share is adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period.  For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date of the Second A&R Isaac SPA, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives any Installment pursuant to the Second A&R Isaac SPA (collectively, “the New Purchase Price”).  Notwithstanding the foregoing, the New Purchase Price is not to be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac is entitled based on retroactive adjustments in accordance with the New Purchase Price is 71,519,975 Shares (“Additional Shares”), which is exclusive of the Shares subscribed, but not, issued or to which Isaac is entitled pursuant to fully diluted calculations called for under the A&R Isaac SPA.  Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA.  In addition, the Company’s obligation to use the proceeds of the New Purchase Price solely towards deployment of broadband telecommunications networks or sales, general and administrative expense is eliminated.

Under the Second A&R Isaac SPA, Isaac is entitled to one Adjusted Warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA, one Adjusted Warrant for each Additional Share, and one Warrant for each Share Isaac purchases in the future.  The total aggregate number of Adjusted Warrants to which Isaac is entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that were not issued pursuant to that SPA.  Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on Installments received between February 8 and November 30, 2010, the exercise price is $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on Installments received between December 1 and December 31, 2010, the exercise price is $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on Installments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future Installments, the exercise price is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives the Installment giving rise to the right to issuance of the Warrant or Adjusted Warrant.  Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there is no right to a cashless exercise of a Warrant or Adjusted Warrant.

Under the A&R Isaac SPA, each Warrant has a five-year exercise period, as measured from the date each Warrant became subject to issuance (the date the Company received the Installment to which the right to issuance of each Warrant related).  Under the Second A&R Isaac SPA, each of the Adjusted Warrants earned based on an Installment received on or before December 31, 2010 has the same five-year exercise period as the original Warrant it is intended to replace, which exercise period relates back to the date Isaac earned each Adjusted Warrant.  Each of the Warrants earned based on an Installment received after December 31, 2010 has an exercise period of three years, which exercise period either relates back or begins to run from the date Isaac earned or earns each Warrant or Adjusted Warrant (also the date the Company received or in the future receives each corresponding Installment).

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

As of September 30, 2011, the Company had received $1,556,000 towards the New Purchase Price for which Isaac was entitled to issuance of 8,644,445 Shares and 8,644,445 Warrants, in addition to the Shares and Warrants previously described as due pursuant to the A&R Isaac SPA and/or the Second A&R Isaac SPA based on amounts Isaac paid before the Second A&R Isaac SPA became effective.  On August 12, 2011, the Company issued Isaac 84,630,202 Shares and 113,796,312 Warrants and Adjusted Warrants, which represented the sum total of all amounts due Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA through that date.

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

5.
The exercise price of any stock option must be at least 100% of the fair market value of a Share on the date of grant (110% with respect to an incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company). Vesting and duration of any option is at the Committee's discretion up to a maximum of 10 years duration (5 years in the case of an incentive option to a participant with more than 10% voting power as described above).  Payment of the purchase price upon exercise of any option is to be in cash, except the Committee may accept payment through a broker exercise notice, a net share payment, or other any other form of payment acceptable to the Committee.

6.
Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan shall terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation.

7.
The Plan is non-exclusive and does not limit the power or authority of the Board to adopt, modify or terminate the Plan or such additional compensation arrangements as the Board may deem necessary or desirable. The Plan supersedes and replaces entirely the Company's 2008 Stock Option Plan adopted October 27, 2008, no options having ever been issued under said 2008 Stock Option Plan. The Plan terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share. The options were issued to eligible recipients under the Plan.  All options are fully vested upon issuance and constitute non-statutory options under the terms of the Plan.

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	-	$-
Granted	37,500,000	0.13
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2011	37,500,000	$0.13	9.80	$-

Exercisable, September 30, 2011	37,500,000	$0.13	9.80	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	139%
Expected dividend yield	0%

       The exercise price for options outstanding at September 30, 2011:

Number of Options	Exercise Price
37,500,000	$0.13
37,500,000

       For options granted during the nine months ended September 30, 2011 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.115 and the weighted-average exercise price of such options was $0.13.  No options were granted during the nine months ended September 30, 2011, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

 Stock Issuances During the Three Months Ended September 30, 2011 were as Follows:

The Company issued 3,411,565 Shares valued at $462,375 in exchange for settlement of convertible debentures and accrued interest of $362,500 and $99,875, respectively.

The Company issued 45,300,371 Shares valued at $9,042,234 in exchange for settlement of accounts payable.

The Company issued 1,833,340 Shares valued at $238,750 for consulting services.

The Company issued 84,630,202 Shares for cash proceeds of $1,955,000 received from the sale of the Company’s Series A Common Stock.

The Company issued 1,401,287 Shares in the name of Mario Navarro (“Navarro”) to be held in an escrow account to secure the settlement payments to be made to Navarro pursuant to a settlement agreement between Perusat and Navarro dated October 19, 2011.

NOTE 14.  WARRANTS

The following table summarizes the Warrants and Adjusted Warrants outstanding and the related prices for the Shares issued or subject to issuance to non-employees of the Company as of September 30, 2011.  These Warrants and Adjusted Warrants are in connection with the sale of the Company’s Series A Common Stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21	26,545,317	3.50	$0.21	26,545,317	$0.21
$0.21	34,488,657	4.00	$0.21	34,488,657	$0.21
$0.21	3,773,228	4.25	$0.21	3,773,228	$0.21
$0.21	10,227,891	4.50	$0.21	10,227,891	$0.21
$0.20	30,116,774	2.75	$0.20	30,116,774	$0.20
$0.18	8,644,445	3.00	$0.18	8,644,445	$0.18
	113,796,312	3.53	$0.21	113,796,312	$0.21

 Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	19,092,659
Issued	94,703,653
Exercised			-
Canceled or expired			-
Outstanding at September 30, 2011	113,796,312	$

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the nine-month period ended September 30, 2011 was $0.07.

NOTE 15.  RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	September 30,	December 31,
	2011	2010
Note payable dated April 15, 2009, non-interest bearing, due on demand; unsecured	$25,000	$25,000
Note payable dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	-	50,000
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$425,000	$475,000

Accrued interest, as of September 30, 2011, due to related parties was $71,778.

Advances from Officers

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	September 30, 2011	December 31, 2010

Advances to VelaTel	$244,517	$584,517
Advances to Gulfstream	23,530	23,530
Advances to Perusat	471,960	517,645
	$740,007	$1,125,692

Except as indicated below, as of September 30, 2011 there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $70,177 (1% of the average of our total assets during the nine-month period ended September 30, 2011) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc. has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  Through Isaac, Antonios Isaac is obligated to invest $50 million by June 30, 2012 if requested by the Company.  For any additional investments in the Company, Antonios Isaac will receive Shares, along with a warrant for every dollar he pays towards the purchase price of the Shares Isaac is purchasing from the Company (see Note 13 for the details of this transaction).

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California (“Fischer Action”).  The complaint alleges a claim for breach of contract relating to the Company’s default under a Convertible Note entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempts to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Fischer Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Fischer Motion”) attempting to enforce a garnishment of any funds Isaac pays to the Company pursuant to the A&R Isaac SPA.  Isaac responded to the Fischer Motion and filed a Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled the Fischer Action for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.   As of September 30, 2011, the Company owes Fischer $400,000 in settlement payments that are due pursuant to the Fischer Settlement Agreement.

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL (“Gomez Action”).  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company responded to the complaint.  The Company entered into a Stipulation for Entry of Judgment to resolve the Gomez Action.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 14, 2011, Gomez is entitled to receive $113,982.12 and is entitled to receive the same amount of the 14th of the following five months pursuant to the Gomez Settlement Agreement.    As of September 30, 2011, the Company owes Gomez $175,000 in settlement payments that are due pursuant to the Gomez Settlement Agreement.

On December 13, 2010, a complaint was filed against the Company by Estudio Olaechea SOC. Civil DE R.L., a Peruvian business entity, in the Superior Court for the State of California, County of San Diego, Case No. 37-2010-00105897.  The complaint alleges a breach of contract arising from the Company’s default under a Promissory Note dated August 24, 2010 in the principal amount of $149,469.26.  The complaint seeks that amount, plus interest and costs.  The Company stipulated to a judgment, which was entered on July 13, 2011, in the amount of $161,508.56.  The judgment, however, left unresolved how much attorneys’ fees were to be awarded to Olaechea.  Subsequently, the parties agreed to an amended judgment, which was entered on August 30, 2011.  The amended judgment resolved the remaining issue of the amount of attorneys’ fee by agreeing to the amount of $25,000 for attorneys’ fees, which yielded a total judgment amount of $188,411.31.  In addition, the amended judgment changed the name of the judgment debtor from China Tel Group, Inc. to VelaTel Global Communications, Inc. to reflect the Company’s name change.  The Company has paid $47,500 of the amended judgment and owes the remaining balance.

On March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez and 18 other named defendants, including the Company, in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL (“VRT Lawsuit”).  The complaint alleges numerous causes of action against the defendants.  The only cause of action asserted against the Company is an alleged conspiracy to defraud creditors of Mr. Alvarez including VRT and/or to effectuate a fraudulent transfer of Shares that had been issued to Mr. Alvarez in consideration for Mr. Alvarez performing professional services to the Company as an independent contractor.  On or about May 1, 2011, the VRT Lawsuit was settled without monetary or other contribution on the part of the Company.  The case was dismissed with prejudice on May 27, 2011.

Employment and Consulting Agreements

The Company has consulting agreements with outside consultants to provide certain financial, executive and financial advisory services.  The agreements are generally for a term of 12 months or less.  Either the Company or the consultant may terminate such agreements by written notice.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay (“Tay Employment Agreement”) to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 and ends on December 31, 2013 (“Term”), provided, however, the Term is automatically extended for one additional year on each anniversary of November 1, 2010, provided that, not less than 90 days prior to each such date, either Mr. Tay or the Company gives written notice to the other that he or it does not wish to extend the Term.  During the Term, Mr. Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board.  Although the Term of the Tay Employment Agreement is retroactive, the issuance of the Series B Common Stock is not.  Those shares were issued on April 12, 2011.

All other officers of the Company are employed without written employment agreements.

Joinmax Professional Services Agreement

On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services to be provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary (“Services”).  The Company is obligated to pay Joinmax for the Services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific Services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the Services it provides to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30-day period prior to each payment due date of a Joinmax invoice for professional services rendered to the Company.

Global ZTE MOU

On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA telecommunications networks the Company deploys in China, Peru and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA networks.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

ZTE Contracts with Perusat

On August 5, 2010, Perusat entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the Perusat Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  Perusat also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the Perusat Network.  This equipment and services will be utilized to provide geographic coverage in the eight cities where Perusat currently holds WBA licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of Perusat personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with a one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China (to be facilitated by ZTE), payable over six years with a two year grace period, with the interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue Perusat a $3 million payment voucher towards network expansion which Perusat can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including Perusat’s right to terminate at any time, except as to purchase orders already issued, if Perusat determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses Perusat is able to secure.

Professional Services Agreement with ChangeWave, Inc.

On May 6, 2011, the Company and ChangeWave, Inc. (“ChangeWave”) entered into a Professional Services Agreement (“ChangeWave Professional Services Agreement”).  The term of the ChangeWave Professional Services Agreement is for one year, subject to a unilateral right to terminate by either party upon the other party’s receipt of a termination notice 30 days prior to the effective date of the termination (“the Term”).  The services to be provided to the Company will be with the Company’s prior approval and include, but are not limited to: (i) investor relations; (ii) institutional targeting and road shows; (iii) social media; (iv) e-direct marketing; (v) Facebook/Twitter shareholder management; (vi) website/e-letter sponsorship; (viii) VelaTel articles; and (iv) VelaTel press releases.  ChangeWave will be compensated at the monthly rate of $8,335 plus 83,335 Shares per month.  The Company is required to pay the expenses ChangeWave reasonably incurs in connection with the services it provides to the Company.  ChangeWave will be providing services to the Company as an independent consultant and will be responsible for the payment of any taxes or any other payments or obligations that may be claimed as owed by any unit of government, as a result of the payments made to ChangeWave by the Company.

NOTE 17.  FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$0	$0	$151,230	$151,230

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of December 31, 2010	$149,248
Change in value of derivative liability during the nine months ended September 30, 2011	1,982
Ending balance as of September 30, 2011	$151,230

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

NOTE 18.  NET LOSS PER SHARE

The Company accounts for net loss per share in accordance with ASC subtopic 260-10, “Earnings Per Share,” which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per Share is computed by dividing net loss by the weighted average number of Shares outstanding during each period.  It excludes the dilutive effects of potentially issuable Shares such as those related to our convertible notes.  Diluted net loss per Share is calculated by including potentially dilutive Share issuances in the denominator.  However, diluted net loss per Share for the periods ended September 30, 2011 and September 30, 2010 does not reflect the effects of Shares potentially issuable upon conversion of convertible notes, outstanding warrants and options.  These potentially issuable Shares would have an anti-dilutive effect on the Company’s net loss per Share.

NOTE 19.  SUBSEQUENT EVENTS

On October 21, 2011, the Company entered into a Business Agreement (“Agreement”) with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”), a limited liability company organized under the laws of the PRC.  The material terms of the Agreement are as follows:

1.
The Company, through one of its subsidiaries, will establish a holding company organized in the Cayman Islands (“Cayman Co”).  Cayman Co will have a wholly owned subsidiary organized in Hong Kong (“HK Co”).  HK Co will have a wholly owned subsidiary organized in Beijing, China, that also qualifies as a wholly foreign owned enterprise under PRC law (“WFOE,” Cayman Co, HK Co and WFOE collectively, “New Co”).  WFOE will be licensed to provide the services contemplated under the Agreement.  The Board of Directors of Cayman Co will be comprised of three directors, two of whom will be designated by the Company (including the Chairman) and one of whom shall be designated by NGSN.  HK Co and WFOE will each have one executive director, who shall be designated by the Company.

2.
NGSN holds a PRC-issued license to provide value added telecommunication and information services nationwide in China.  Such authorized services include internet information service, location based service and advertising service to government, enterprise and individual customers, e.g. fleet tracking by GPS, tracking people with Alzheimer disease, tracking children and pets, meter reading services, video surveillance service, trading services, distance education, and agriculture information.  NGSN has the ability to obtain and is required to apply for PRC-issued licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and has special authorizations for the deployment of WBA networks.  NGSN will authorize one of its subsidiary companies (“NGSN’s Subsidiary”) to carry out the telecommunications service business (“Business”) that is covered by NGSN’s existing and future telecommunications business related licenses (collectively “Telecom Licenses”).  The Business of NGSN’s Subsidiary will focus on the following territories within China: Heilongjiang Province, Jiangsu Province, Guangxi Autonomous Region, Guangzhou City, and Chongqing City (collectively “Business Territory”). The parties to the Agreement may broaden the Business Territory through discussion.

3.
NGSN’s Subsidiary and WFOE will enter into one or more agreements for WFOE to act as the exclusive contractor for NGSN’s Subsidiary to provide deployment management, operation management and other services related to the Business (collectively “Service Agreement”).  WFOE and/or the Company will pay capital expenditures, operating expenditures and other negative cash flow in connection with the Business for NGSN’s Subsidiary.  In principal, the total investment to be made by WFOE and/or the Company (including third-party financing), will be no less than US$10million for each municipality and provincial capital city, and US$8million for any other city.  The actual investment intensity and schedule will comply with a business plan to be jointly prepared by NGSN’s Subsidiary and WFOE.  NGSN’s Subsidiary will pay a service fee to WFOE, the calculation and payment terms of which will be stipulated in the Service Agreement.  The revenue of NGSN’s Subsidiary will be used in priority to reimburse WFOE and/or the Company for any amounts paid for by either of them and to repay any financing arranged by WFOE and/or the Company.  To ensure the repayment of WFOE’s financing and payment of service fees to WFOE, to the maximum extent authorized by PRC law, the revenues of NGSN’s Subsidiary flow directly from the customers to WFOE.  If in case some revenues must be paid to NGSN’s Subsidiary in order to comply with PRC law, the revenues will be paid to a special account of NGSN’s Subsidiary that is jointly controlled by NGSN’s Subsidiary and WFOE.  The shareholders of NGSN’s Subsidiary have agreed to pledge their shares in NGSN’s Subsidiary to WFOE as collateral for this repayment obligation.

4.
The Company and NGSN have agreed to enter into a Shareholders and Share Subscription Agreement (“Subscription Agreement”), according to which NGSN will be entitled to obtain up to 45% of the shares of Cayman Co as follows: (i) 25% of the shares of Cayman Co will be issued to NGSN after the execution of the Subscription Agreement; (ii) 10% of the shares of Cayman Co will be issued to NGSN after NGSN obtains licenses to use 3.5GHz spectrum in the Business Territory or other spectrum that is suitable for the Business; and (iii) the remaining 10% of the shares of Cayman Co. will be issued to NGSN when New Co is approved for public listing on a stock exchange. In exchange for shares in Cayman Co, NGSN will ensure the continuous validity of its Telecom License during the term of operation of the New Co and will use its best efforts to obtain additional Telecom Licenses to secure NGSN’s Subsidiary’s exclusive right of use of its Telecom Licenses and the effective performance of the Service Agreement.  Based on the success in obtaining additional Telecom Licenses and the revenue of New Co, NGSN will be entitled to issuance of the Company’s Series A Common Stock, in amounts and based upon milestones which will be detailed in the Subscription Agreement.

5.
As part of its capital contribution for its interest in New Co, the Company will transfer to WFOE its resources concerning the design, planning and engineering works of wireless broadband network in 29 major cities throughout China.  NGSN’s Subsidiary and/or WFOE will have the right to use such resources when the Business of NGSN’s Subsidiary is expanded to cover these cities.

6.
The parties to the Agreement have agreed to use their respective best efforts to complete follow up actions identified in the Agreement by the following dates: (i) the Company will form the entities comprising New Co by the end of December 2011, (ii) the parties will draft, negotiate and sign the Services Agreement and Subscription Agreement by the end of December 2011; (iii) NGSN will secure the radio frequency licenses by the end of March 2012; and (4) the parties will use their best efforts to have New Co be listed in a domestic or overseas stock market in about three years.

On November 11, 2011, the Company entered into a Business Agreement (“Agreement”) with Aerostrong Company Limited (“Aerostrong”), a limited liability company organized under the laws of the PRC.  The material terms of the Agreement are as follows:

1.
The Company will implement its cooperation with Aerostrong through an indirectly owned subsidiary company in Beijing, China (“New Co”).  New Co is a technical service company, engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operation management.

2.
Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“Group”).  Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services nationwide and internet access service in 18 major cities in the PRC.  Aerostrong has the ability to obtain and is required to apply for licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and other relevant bandwidth (current and future licenses collectively “Telecom Licenses”).  Aerostrong has been entrusted by Beijing Shenzhou Software Technology Co., Ltd., a subsidiary of the Group, to deploy an internal broadband network and application platform for the Group (“Commercial Network”).  The Commercial Network will cover the companies, research institutions and other entities in the Group.  The Commercial Network will include an electronic platform for human resources administration and financial management of the Group, and various application services. The main target customers of the Commercial Network are all of entities of the Group, their customers and suppliers, and their employees and external users.  The preliminary estimated total investment in the Commercial Network is 200 million RMB, and the estimated investment for the first phase is 50 million RMB. The telecommunications business of Aerostrong will cover all the business that is permitted by Aerostrong’s Telecom Licenses and other related business (collectively “Telecom Business”), which includes wireless and wired broadband network access, special network access, cloud computing, application service, content service and integrated solutions.

3.
Aerostrong and New Co will enter into one or more agreements for the implementation of projects to be agreed by both parties (“Projects”) and for New Co to act as the exclusive contractor for Aerostrong to provide deployment management, operation management and other services for the Projects (collectively “Service Agreement”).  New Co and/or the Company will pay capital expenditures, operating expenditures and other negative cash flow in connection with the Projects, and will arrange financing for the Projects.  The revenue generated by the Telecom Business will be used in priority to reimburse New Co and/or the Company for any amounts paid for by either of them and to repay any financing arranged by New Co and/or the Company.  Aerostrong and New Co will share the profit generated from the Telecom Business in a manner to be stipulated in the Service Agreement.  The term of the Service Agreement will be no less than 15 years.  The parties will make proper arrangement on revenue collection, financial control and other aspects to ensure the repayment of New Co’s financing and payment of service fees for the Projects, the details of which will be specified in the Service Agreement.

4.
To facilitate market development of the Projects, Aerostrong will establish a Network Business Department, the staffing of which will be specified in the Service Agreement.  New Co will strictly comply with PRC laws, regulations and policies, especially those on internet security, information security and national security.  Aerostrong will have the right to supervise the quality and content of New Co’s service to ensure New Co’s lawful operation.

5.
Where a Project needs fiber connection for data transportation of its Telecom Business, the Company will provide to Aerostrong and/or New Co access to the 34,000 km nationwide fiber optics network of which the Company has exclusive access rights, provided that relevant fees are paid to the fiber network operation company.  The Company will provide to New Co its resources concerning the design, planning and engineering works of wireless broadband network in 29 major PRC cities.

6.
The parties will use their respective best efforts to complete follow up actions identified in the Agreement by the following dates: (i) the Company will form or change the registration of New Co by end of November 2011; (ii) the parties will draft, negotiate and sign the Services Agreement by end of December 2011; and (iii) when radio frequency licenses are needed during the course of the Telecom Business, Aerostrong will apply for such licenses as soon as possible and is required obtain approval from appropriate government agencies in the shortest time.

Sales of Unregistered Securities of the Company

On October 4, 2011, the Company issued 1,228,088 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On October 5, 2011, the Company issued 9,248,954 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale of Shares resulted in a reduction of $1,582,496 in accounts payable of the Company.

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

Overview of the Company’s Business to Better Understand our Financial Condition, Changes in our Financial Condition and Results of our Operations

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and the Notes thereto, which form an integral part of this Report.  The unaudited consolidated financial statements begin on page 4 of this Report.

VelaTel Global Communications, Inc. (sometimes referred to herein as “Company”, “us”, “our” and “we”) was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

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

In April 2008, the Company amended its Articles of Incorporation to, among other things, change its name to China Tel Group, Inc.  It then acquired Trussnet Nevada on May 21, 2008.

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

We selected the People’s Republic of China (“PRC” or “China”) as our first target market, because of its population of 1.35 billion and the fact that it is one of the largest and fastest growing economies in the world.  According to the International Monetary Fund, China ranked second to the United States in terms of nominal GDP at the end of 2010, while WBA telecommunications networks in China ranked far below many other countries given the population of China.  In addition, although still low, Internet usage in China is rising -- at approximately 30 percent.  With the largest mobile telephone population of any country in the world (estimated to be approximately 833 million users), our delivery of high-speed WBA to voice, video and data anytime and anywhere in China is the key to turning our vision into a reality.

We entered the China market pursuant to a joint venture with Chinacomm.  Working together, we deployed successfully a Wi-Fi network in Beijing, China in support of the 2008 Olympics.  We did so with plans for a much larger business opportunity – to deploy WBA telecommunications networks throughout densely populated cities in China.  Chinacomm is one of five of the major WBA license holders in China.  The three largest carriers, China Mobil, China Unicom and China Telecom are seemingly focused on mobile telephones, not the same wireless broadband market segments that we have targeted, which is a market that enables subscribers to access voice, video and data at speeds never before seen utilizing a Wi-Fi telecommunications network.

As of September 30, 2011, we have five WBA telecommunications projects and one related telecommunications project in China.  The first four projects are joint ventures with local PRC partners, which bear certain similarities in organizational structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under Chinese law.  For each China project, we have entered into one or more related agreements whereby our Chinese partner agrees to transfer to a joint venture with us the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy those networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman Island corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under PRC law.  The Company and the particular partner for each joint venture subscribe to shares in the Cayman Island corporation to reflect the respective equity interests of each partner in the joint venture entity for possible future public listing of that joint venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from that joint venture’s operations flow.  Each joint venture project is briefly described below.

1.	CECT-Chinacomm Communications Co., Ltd.

Under our joint venture relationship with CECT-Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), we have the right to subscribe to up to 49% of the equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) in exchange for $196 million, of which we paid $5 million in May 2008 when we, through our wholly owned subsidiary, Gulfstream Capital Partners, Ltd. (“Gulfstream”), entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  In return, Chinacomm agreed to transfer to Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, rights Chinacomm controls in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout China.  Chinacomm is one of five major WBA license holders in China.  The proceeds of our investment will be used to pay for equipment and services to design, engineer, install and operate a WBA telecommunication network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other telecommunication services to China’s residents, businesses and governmental agencies (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consists of the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

2.	Golden Bridge Network Communications Co., Ltd.

We decided to invest in a second joint venture to acquire access to more cities in China in which we can deploy WBA telecommunications networks.  Under our joint venture with Golden Bridge Network Communications Co., Ltd. (“Golden Bridge”), we will subscribe to 49% of the equity interest in a new Cayman Island corporation that is in the process of being organized.  We will pay for the capital expenditures and operating expenses necessary to deploy and operate a WBA telecommunications network in the Chinese cities where Golden Bridge has or in the future is able to obtain WBA and related licenses in the 3.5GHz and 5.8GHz radio frequency spectrum bands.  This will enable the joint venture to bring WBA and other telecommunications services to China’s residents, businesses and governmental agencies (“Golden Bridge Network”).  The first phase of the Golden Bridge Network encompasses the cities of Xiamen and Fuzhou, where Golden Bridge already holds WBA licenses.  We have signed a contract with ZTE Corporation to supply the equipment needed for Phase 1of the Golden Bridge Network and will issue a purchase order as soon as the WFOE associated with the joint venture has been established.  In addition, Golden Bridge has applied for WBA licenses in seven additional cities in China -- Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.

3.	Sino Crossings

Shortly after adding Golden Bridge to our asset portfolio, we decided to acquire fiber assets of another company in China to support our vision.  We entered into two related joint venture agreements pursuant to which a new operating company to be named “Sino Crossings” will upgrade, operate and maintain previously installed telecommunications fiber optic cable controlled by our joint venture partner Shanghai Ying Yue Network Technology Ltd. (“YYNT”).  Under the joint venture arrangement, we will subscribe to 51% of the equity interest in China Crossings Limited, a Cayman Island corporation (“China Crossing Cayman”) that has been formed.  Our other joint venture partner, Azur Capital SDN BHD, a Brunei corporation (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will subscribe to 49% and YYNT to 51% of the equity in a PRC corporation that has been formed (referred to in the joint venture agreements by the fictitious name “JV”) into which YYNT will transfer its ownership of approximately 34,000 km of fiber optic cable that connects almost all major population centers within China.  The two strands of fiber acquired are capable of transporting in excess of 100 gigabytes of data per second (“Gbps”) each, which is the equivalent backbone of Tier I telecommunications networks in the United States being deployed by companies such as Verizon and Qwest.  This 100 Gbps backbone should be adequate to handle high-volume data transmissions, such as live video, without jitter or latency, for tens of millions of customers.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunications providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company, through its joint venture relationships with Chinacomm, Golden Bridge and other telecommunications networks in which it has an ownership interest expects to utilize the fiber for the same purposes, but at a discount compared to amounts charged to third party telecommunication providers.

4.	VN Tech

We undertook a fourth project in the PRC on April 1, 2011.  We entered into a Subscription and Shareholder Agreement (“VN Tech Agreement”) with Shenzhen VN Technologies Co., Ltd. (“VN Tech”), a limited liability company organized under the laws of the PRC.  Pursuant to the VN Tech Agreement, we and VN Tech will each contribute certain resources in order to develop technology, patent, manufacture, market, distribute and sell stand-alone electrical power generation or storage media using hydrogen or fuel cells for hydro-chemical energy conversion (“Fuel Cell Systems”).  The material terms of the VN Tech Agreement are as follows:

1.
VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patents, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  The Company will pay to VN Tech 5 million Shares when the associated WFOE is formed and registered to do business in China.

2.
The joint venture between VN Tech and us is represented by a series of new entities to be created, with interlocking ownership (collectively, “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  We will subscribe to 51% and VN Tech 49% of the stock of New Co.

3.
The Board of Directors of each of the VN Tech Entities will be comprised of five Directors, three of whom will be appointed by us and two by VN Tech.  The Bylaws of each of the VN Tech Entities will contain various provisions for the protection of majority and minority stockholders, requiring a 75% super-majority vote of shareholders on certain corporate action and including joint signatures on bank accounts (one each by a director or officer appointed by the Company and by a director or officer appointed by VN Tech).  In addition, custody of the corporate seal or “chop” of each of the VN Tech Entities will be held in escrow by a neutral third party.

4.
In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and us.  The management company will be controlled by us and will enter into a management contract with WFOE to provide marketing, sales, and other necessary services to WFOE.

5.	All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE.

6.
The financial goals of the joint venture include: (i) permitting us to fully report the financial results of WFOE as part of the our consolidated financial statements; (ii) permitting New Co and/or HK Co to control the PRC-based assets managed by WFOE and the revenue to be generated from those assets; (iii) permitting a PRC-based subsidiary of ours to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for the manufacture of Fuel Cell Systems in China; and (iv) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of VN Tech and the Company.

7.
We will be entitled to a 10% price discount on Fuel Cell Systems we purchase compared to the lowest price charged to any other telecommunications network carrier.  Our discount will apply to usage by any telecommunications network carrier in which we have at least a 25% direct or indirect ownership interest.

8.
All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

One of the emerging and growing markets for WBA networks in Latin America is Peru.  Peru’s Internet usage has risen from just ten percent of the population in 2003 to 25 percent of the population at the end of 2008, according to statistics from the World Bank.  Therefore, we decided to enter the Peruvian market to deploy a WBA telecommunications network.  Through our 95% subsidiary, Perusat S.A. (“Perusat”), a Peruvian company that holds appropriate WBA licenses and concessions, we are in the process of deploying a WBA telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru (Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in nine cities in Peru.

We designed the network, selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment and contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate our telecommunications network in Peru (“Perusat Network”).  We and ZTE Peru have now deployed the Perusat Network in the eight cities and are in the process of optimizing the Perusat Network’s performance.  The Persuat Network is operational and generating revenue.

Effective July 5, 2011, we amended our Articles of Incorporation to change our name to VelaTel Global Communications, Inc. to represent more accurately the global nature of our businesses and business objectives.

The Company’s Financial Condition, Changes in Financial Condition and Results of Operations

Our unaudited consolidated financial statements and Notes thereto provide a full discussion of the Company’s financial condition, changes in financial condition and the results of our operations.  Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited consolidated financial statements included herein for the period ended September 30, 2011.

Development Stage Company

We are a development stage company, as defined in Accounting Standards Codification subtopic 915-10 Development Stage Entities.

Results of Operations

Three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010.

Our revenue, cost of sales and expenses for the three-month period ended September 30, 2011 are based on our acquisition of a 95% interest in Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Revenue:

2011	2010
$115,371	$270,298

Our revenue for the three-month period ended September 30, 2011 decreased by $154,927 or 57.3% from September 30, 2010.  This revenue is attributable solely to the activity of Perusat.

Cost of Sales:

2011	2010
$138,829	$209,876

Our cost of sales for the three-month period ended September 30, 2011 was $138,829 or 120.3% of sales as compared to $209,876 or 77.6% of sales for the period ended September 30, 2010.  The costs incurred relate to Perusat’s business activities.

Selling, General and Administrative Expenses:

2011	2010
$6,847,937	$1,736,455

Our selling, general and administrative expenses for the three-month period ended September 30, 2011 was $6,847,937, as compared with $1,736,455 for the same period in 2010, an increase of $5,111,482.  The increase is due to additional professional and consulting fees associated with the expansion of our business and a non-cash expense associated with the issuance of 37,500,000 stock options.

Gain (loss) on Change in Fair Value of Debt Derivative:

2011	2010
$16,075	$35,549

For the three-month period ended September 30, 2011, we incurred non-cash income of $16,075 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to a non-cash income of $35,549 for same period in 2010.  The change for 2011 is attributable to a reduced balance of total Convertible Notes and Amended Convertible Notes outstanding due to conversions to Shares.

Interest Expense:

2011	2010
$315,925	$101,840

For the three-month period ended September 30, 2011, our interest expense was $315,925 as compared to $101,840 for the same period in 2010.  The increase in interest expense is attributable to the increase in notes payable.

Net Loss:

2011	2010
$7,219,267	$1,916,740

Our net loss of $7,219,267 for the three-month period ended September 30, 2011 and $1,916,740 for the same period for 2010 is the result of the factors described above.

Nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010.

Our revenue, cost of sales and expenses for the nine-month period ended September 30, 2011 are based on our acquisition of a 95% interest in Perusat acquired on April 15, 2009.  Perusat provides local and international long distance telephone services, including fixed line and voice over IP services, to approximately 6,500 customers in 9 cities in Peru.

Revenue:

2011	2010
$488,476	$729,701

Our revenue for the nine-month period ended September 30, 2011 was $488,476 as compared to $729,701, a decrease of $241,225 or 33.1% from the nine-month period ended September 30, 2010.  This revenue is attributable solely to the activity of Perusat.

Cost of Sales:

2011	2010
$567,761	$517,420

Our cost of sales for the nine-month period ended September 30, 2011 was $567,761, or 116.2% of sales as compared to $517,420 or 70.9% of sales for the period ended September 30, 2010.  The costs incurred relate to Perusat’s business activities.

Selling, General and Administrative Expenses:

2011	2010
$11,125,124	$5,228,900

Our selling, general and administrative expenses for the nine-month period ended September 30, 2011 was $11,125,124, as compared with $5,228,900 for the same period in 2010, an increase of $5,896,224.  The increase is due to additional professional and consulting fees associated with the expansion of our business and a non-cash expense associated with the issuance of 37,500,000 stock options in the third quarter of 2011.

Extension Fees payable to Trussnet Capital Partners (HK), Ltd

2011	2010
$0	$34,489,721

During the nine-months ended September 30, 2010, we issued an aggregate of 58,867,119 Shares and cash to extend our option to acquire Chinacomm Cayman.  There was no such transaction in 2011.

Research and Development:

2011	2010
$6,317,287	$0

Our research and development costs for the nine-month period ended September 30, 2011 were $6,317,287, as compared with $0 for the same period in 2010.  This increase is directly related to a significant increase in the cost of: (i) performing feasibility studies; (ii) architectural and engineering services; (iii) project management services; (iv) site acquisition services; (v) deployment supervision services; (vi) general administrative services; and (vii) any other professional services we deemed necessary to deploy the WBA telecommunications networks we were deploying in China and Peru during the period ended September 30, 2011.

Gain (loss) on Change in Fair Value of Debt Derivative:

2011	2010
$(1,982)	$2,276,220

For the nine-month period ended September 30, 2011, we incurred a non-cash loss of $1,982 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to non-cash gain of $2,276,220 for same period in 2010.  The reduction in gain for 2011 is attributable to a reduced balance of total Convertible Notes and Amended Convertible Notes outstanding due to conversions to Shares.

Interest Expense:

2011	2010
$372,649	$898,602

For the nine-month period ended September 30, 2011, our interest expense was $372,649 as compared to $898,602 for the same period in 2010.  The reduction in interest expense is attributable to the pay down of convertible notes payable offset by additional interest as a result of an increase in notes payable.

Net Loss:

2011	2010
$17,956,918	$38,200,515

Our net loss of $17,956,918 for the nine-month period ended September 30, 2011 and $38,200,515 for the same period for 2010 is the result of the factors described above.

Liquidity and Capital Resources

Since April 8, 2008, we have utilized approximately $86.7 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman, including extension fees paid to TCP, advances on a failed investment, commissions paid on our Convertible Note Purchase Agreements dated February 12, 2009 (“Convertible Note”) and our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2011 (“Amended Convertible Note”), and deposit for property, plant and equipment (see Item 1. of PART 1 for a complete discussion of our liquidity and capital resources and the agreements related thereto.  Terms defined therein are utilized in Management’s Discussion and Analysis of Financial Condition and results of Operations).

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, common stock subscription and advances from shareholders.  Our Convertible Notes matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note.  In that case, the due date is 90 days from the date we receive a notice of redemption from the convertible note holder.  Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of September 30, 2011: (i) litigation installment payments of $715,911; (ii) notes payable to related parties of $425,000; (iii) notes payable of $7,659,204; (iv) convertible notes of $661,423; (v) advances from officers of $740,007; (vi) accounts payable and accrued expenses of $11,799,518; and sales, general and administrative expenses of approximately $750,000 per month for San Diego, Taiwan and Peru operations (additional future SG&A for joint venture projects in China and elsewhere throughout the world cannot currently be estimated, as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac.

Since our inception until September 30, 2011, we have incurred accumulated losses of approximately $249.9 million.  As of September 30, 2011, we had cash of approximately $250,000 and liabilities of approximately $22.2 million, of which $20.9 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 15, 2011, for the period ended December 31, 2010.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Shares, Series B Common Stock, Preferred Stock, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective March 11, 2011, we increased our authorized Shares from 500,000,000 to 1,000,000,000 by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State  As of June 30, 2011, we had authorized the issuance of up to 1,000,000,000 Shares, of which 488,779,610 Shares  were issued and outstanding as of that date.  The total number of Shares issued and outstanding as of the filing date of this Report is 635,833,417.

During the nine-month period ended September 30, 2011, we received Share sales and subscriptions totaling approximately $7.6 million from Isaac, as set forth in “Note 13.  Stock Holder’s Deficit” above.  We are relying, in part, on cash generated from future Share sales to Isaac and the Line of Credit Loan Agreement and Promissory Note dated July 1, 2001 with Isaac (“Credit Line”) in order to fund our operations, including capital commitments to joint venture partners, sales, general and administrative expenses, litigation settlements, and retirement of other debts and payables.  We have no reason to believe Isaac will not continue to fund the Credit Line and purchase Shares in quantities sufficient to fund our current operations, although no assurances can be given in this regard.

As of September 30, 2011, we had authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 133,818,177 are issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of our Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of our Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Since our inception and as of both September 30, 2011 and the date of this Report, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes.  These Notes bear interest at 10% per annum and are all either past due or have been converted.  As of September 30, 2011, the outstanding balance of principal and interest on unpaid Convertible Notes was approximately $0.7 million.  The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes and our Amended Convertible Notes contributed to our liquidity needs for the period ended September 30, 2011 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.  However, we are exploring other alternatives to raising the needed capital to fund our ongoing projects and those we have entered into as of the date of this Report.

As of September 30, 2011, we owed approximately $0.7 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

During 2010, we negotiated equipment vendor financing which, if continued in the future, we expect will reduce our short term need for capital from the sources described above as a percentage of our total capital needs.  However, no assurances can be given that we will continue to obtain equipment financing on the same terms as secured during 2010.  Repayment of such equipment financing will increase our liquidity demands in the future.

The following table presents a summary of our sources and uses of cash for the nine-month period ended September 30, 2011 and for the period from our inception (April 8, 2008) to September 30, 2011:

	Nine-Month Period Ending September 30, 2011	From Inception Until September 30, 2011
Net cash used in operating activities:	$6,607,634	$47,171,391
Net cash used in investing activities	$3,139,681	$11,600,171
Net cash provided by financing activities	$9,970,538	$59,000,925
Increase in cash and cash equivalents	$223,223	$250,739

Operating Activities

The cash used in operating activities consisted of the payment for services relating to the deployment of the Chinacomm, Golden Bridge, Perusat and Sino Crossings Networks, and the payment of commissions on the Convertible Notes and Amended Convertible Notes.

Investing Activities

The cash used in investment activities consists of our payments of $7.8 million toward the purchase of our interest in Chinacomm Cayman and a deposit of approximately $3.2 million for infrastructure equipment for our deployment of the Perusat Network

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective with respect to financial reporting of complex transactions as of September 30, 2011.

Our Chief Financial Officer, and others in the Company as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements.  It is anticipated that such efforts will be concluded by the time our 10-K for the period ended December 31, 2011 is filed with the SEC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

With the exception of the following settlements in the VRT and Olaechea lawsuits, there have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.

On August 15, 2011, on March 24, 2010, VRT Square, LP (“VRT”) filed a complaint against Mario Alvarez and 18 other named defendants, including the Company, in the Superior Court of the State of California for the County of San Diego, Case No. 37-2010-00087536-CU-EN-CTL (“VRT Lawsuit”).  The complaint alleges numerous causes of action against the defendants.  The only cause of action asserted against the Company is an alleged conspiracy to defraud creditors of Mr. Alvarez including VRT and/or to effectuate a fraudulent transfer of Shares that had been issued to Mr. Alvarez in consideration for Mr. Alvarez performing professional services to the Company as an independent contractor.  On or about May 1, 2011, the VRT Lawsuit was settled without monetary or other contribution on the part of the Company.  The settlement documents have been executed by all parties, and the case was dismissed with prejudice on May 31, 2011.

On December 13, 2010, a complaint was filed against the Company by Estudio Olaechea SOC. Civil DE R.L., a Peruvian business entity, in the Superior Court for the State of California, County of San Diego, Case No. 37-2010-00105897.  The complaint alleges a breach of contract arising from our default under a Promissory Note dated August 24, 2010 in the principal amount of $149,469.26.  The complaint sought that amount, plus interest and costs.  We stipulated to a judgment, which was entered on July 13, 2011, in the amount of $161,508.56.  The judgment, however, left unresolved how much attorneys’ fees were to be awarded to Olaechea.  Subsequently, the parties agreed to an amended judgment, which was entered on August 30, 2011.  The amended judgment resolved the remaining issue of the amount of attorneys’ fee by agreeing to the amount of $25,000 for attorneys’ fees, which yielded a total judgment amount of $188,411.31.  In addition, the amended judgment changed the name of the judgment debtor from China Tel Group, Inc. to VelaTel Global Communications, Inc. to reflect our name change.  As of the date of this Report, we have paid $47,500 of the amended judgment and owe the remaining balance.

Item 1A.  Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this Item.  As with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on April 15, 2011, you should independently investigate and fully understand all risks before making an investment decision.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 4, 2011, the Company issued 500,000 Shares to JT Trading LLC for services rendered to the Company pursuant to a consulting agreement.  This sale of Shares resulted in a reduction of $73,500 in accounts payable of the Company.

On August 23, 2011, the Company issued 1,000,000 Shares to James Mahoney for services rendered to the Company pursuant to a consulting agreement.  This sale of Shares resulted in a reduction of $125,000 in accounts payable of the Company.

On August 25, 2011, the Company issued 17,276,116 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale of Shares resulted in a reduction of $3,137,239 in accounts payable of the Company.

On September 1, 2011, the Company issued 1,226523 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On September 1, 2011, the Company issued 172,066 Shares to Horwitz Cron & Armstrong LLP for legal services rendered to the Company.  This sale of Shares resulted in a reduction of $34,413 in accounts payable of the Company.

On September 1, 2011, the Company issued 1,056,867 Shares to the Law Offices of Mark C. Fields, APC for legal services rendered to the Company.  This sale of Shares resulted in a reduction of $158,530 in accounts payable of the Company.

On September 15, 2011 the Company issued 1,401,287 Shares in the name of Navarro to be held in an escrow account to secure the settlement payments to be made to Navarro pursuant to a settlement agreement between Perusat and Navarro dated October 19, 2011.

On September 15, 2011, the Company issued 166,670 Shares to ChangeWave, Inc. pursuant to the terms and conditions of the ChangeWave Professional Services Agreement.  This sale of Shares resulted in a reduction of $21,250 in accounts payable of the Company.

On October 4, 2011, the Company issued 1,228,088 Shares to Joaquin De Teresa pursuant to the Joaquin Settlement Agreement.  This sale of Shares resulted in a reduction of $154,125 in debt of the Company.

On October 5, 2011, the Company issued 9,248,954 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement.  This sale of Shares resulted in a reduction of $1,582,496 in accounts payable of the Company.

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

Item 3.  Defaults Upon Senior Securities.

As of September 30, 2011, the Company is in default on payment of the principal and interest on approximately $0.7 million of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a)  The structure of our latest two WBA telecommunications projects in China differs from the projects in China described above.  We have entered into Business Agreements with two companies pursuant to which the we will enter into exclusive services agreements with these companies, who have licenses to provide telecommunications services and internet access to numerous cities throughout China and are applying for and expect to receive additional licenses to deliver WBA and related telecommunications services to the cities in which these companies have or can obtain the requisite licenses.  The details of our new Business Agreements are set forth below.

Business Agreement with NGSN

On October 21, 2011, we entered into a Business Agreement (“Agreement”) with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”), a limited liability company organized under the laws of the PRC.  The material terms of the Agreement are as follows:

1.
We, through one of our subsidiaries, will establish a holding company organized in the Cayman Islands (“Cayman Co”).  Cayman Co will have a wholly owned subsidiary organized in Hong Kong (“HK Co”).  HK Co will have a wholly owned subsidiary organized in Beijing, China, that also qualifies as a wholly foreign owned enterprise under PRC law (“WFOE,” Cayman Co, HK Co and WFOE collectively, “New Co”).  WFOE will be licensed to provide the services contemplated under the Agreement.  The Board of Directors of Cayman Co will be comprised of three directors, two of whom shall be designated by us (including the Chairman) and one of whom will be designated by NGSN.  HK Co and WFOE will each have one executive director, who will be designated by us.

2.
NGSN holds a PRC-issued license to provide value added telecommunication and information services nationwide in the PRC.  Such authorized services include internet information service, location based service and advertising service to government, enterprise and individual customers, e.g. fleet tracking by GPS, tracking people with Alzheimer disease, tracking children and pets, meter reading services, video surveillance service, trading services, distance education, and agriculture information.  NGSN has the ability to obtain and is required to apply for PRC-issued licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and has special authorizations for the deployment of WBA networks.  NGSN will authorize one of its subsidiary companies (“NGSN’s Subsidiary”) to carry out the telecommunications service business (“Business”) that is covered by NGSN’s existing and future telecommunications business related licenses (collectively “Telecom Licenses”).  The Business of NGSN’s Subsidiary will focus on the following territories within China: Heilongjiang Province, Jiangsu Province, Guangxi Autonomous Region, Guangzhou City, and Chongqing City (collectively “Business Territory”). The parties to the Agreement may broaden the Business Territory through discussion.

3.
NGSN’s Subsidiary and WFOE will enter into one or more agreements for WFOE to act as the exclusive contractor for NGSN’s Subsidiary to provide deployment management, operation management and other services related to the Business (collectively “Service Agreement”).  WFOE and/or we will pay capital expenditures, operating expenditures and other negative cash flow in connection with the business for NGSN’s Subsidiary.  In principal, the total investment to be made by WFOE and/or us (including third-party financing), will be no less than US$10million for each municipality and provincial capital city, and US$8million for any other city.  The actual investment intensity and schedule will comply with a Business plan to be jointly prepared by NGSN’s Subsidiary and WFOE.  NGSN’s Subsidiary will pay a service fee to WFOE, the calculation and payment terms of which will be stipulated in the Service Agreement.  The revenue of NGSN’s Subsidiary will be used in priority to reimburse WFOE and/or us for any amounts paid for by either entity and to repay any financing arranged by WFOE and/or us.  To ensure the repayment of WFOE’s financing and payment of service fees to WFOE, to the maximum extent authorized by PRC law, the revenue of NGSN’s Subsidiary flow directly from the customers to WFOE.  If in case some revenues must be paid to NGSN’s Subsidiary in order to comply with PRC law, the revenue will be paid to a special account of NGSN’s Subsidiary that is jointly controlled by NGSN’s Subsidiary and WFOE.  The shareholders of NGSN’s Subsidiary have agreed to pledge their shares in NGSN’s Subsidiary to WFOE as collateral for this repayment obligation.

4.
We and NGSN have agreed to enter into a Shareholders and Share Subscription Agreement (“Subscription Agreement”), according to which NGSN will be entitled to obtain up to 45% of the shares of Cayman Co as follows: (i) 25% of the shares of Cayman Co will be issued to NGSN after the execution of the Subscription Agreement; (ii) 10% of the shares of Cayman Co will be issued to NGSN after NGSN obtains licenses to use 3.5GHz spectrum in the Business Territory or other spectrum that is suitable for the Business; and (iii) the remaining 10% of the shares of Cayman Co. will be issued to NGSN when New Co is approved for public listing on a stock exchange.  In exchange for shares in Cayman Co, NGSN will ensure the continuous validity of its Telecom License during the term of operation of the New Co and will use its best efforts to obtain additional Telecom Licenses to secure NGSN’s Subsidiary’s exclusive right of use of its Telecom Licenses and the effective performance of the Service Agreement.  Based on the success in obtaining additional Telecom Licenses and the revenue of New Co, NGSN will be entitled to issuance of our Series A Common Stock, in amounts and based upon milestones which will be detailed in the Subscription Agreement.

5.
As part of its capital contribution for its interest in New Co, we will transfer to WFOE our resources concerning the design, planning and engineering works of our wireless broadband network in 29 major cities throughout China.  NGSN’s Subsidiary and/or WFOE will have the right to use such resources when the Business of NGSN’s Subsidiary is expanded to cover these cities.

6.
The parties to the Agreement have agreed to use their respective best efforts to complete follow up actions identified in the Agreement by the following dates: (i) we will form the entities comprising New Co by the end of December 2011, (ii) the parties will draft, negotiate and sign the Subscription Agreement by the end of December 2011; (iii) NGSN will secure the radio frequency licenses by the end of March 2012; and (4) the parties will use their best efforts to have New Co be listed in a domestic or overseas stock market in about three years.

Business Agreement with Aerostrong

On November 11, 2011, we entered into a Business Agreement (“Agreement”) with Aerostrong Company Limited (“Aerostrong”), a limited liability company organized under the laws of the PRC.  The material terms of the Agreement are as follows:

1.
We will implement its cooperation with Aerostrong through an indirectly owned subsidiary company in Beijing, PRC (“New Co”).  New Co is a technical service company, engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operation management.

2.
Aerostrong is a subsidiary of China Aerospace Science and Technology Group (the “Group”).  Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services nationwide and internet access service in 18 major cities in China.  Aerostrong has the ability to obtain and is required to apply for licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and other relevant bandwidth (current and future licenses collectively “Telecom Licenses”).  Aerostrong has been entrusted by Beijing Shenzhou Software Technology Co., Ltd., a subsidiary of the Group, to deploy an internal broadband network and application platform for the Group (“Commercial Network”).  The Commercial Network will cover the companies, research institutions and other entities in the Group.  The Commercial Network will include an electronic platform for human resources administration and financial management of the Group and various application services. The main target customers of the Commercial Network are all of entities of the Group, their customers and suppliers, and their employees and external users.  The preliminary estimated total investment in the Commercial Network is 200 million RMB, and the estimated investment for the first phase is 50 million RMB. The telecommunications business of Aerostrong will cover all the business that is permitted by Aerostrong’s Telecom Licenses and other related business (collectively “Telecom Business”), which includes wireless and wired broadband network access, special network access, cloud computing, application service, content service and integrated solutions.

3.
Aerostrong and New Co will enter into one or more agreements for the implementation of projects to be agreed by both parties (“Projects”) and for New Co to act as the exclusive contractor for Aerostrong to provide deployment management, operation management and other services for the Projects (collectively “Service Agreement”).  We and/orNew Co will pay the capital expenditures, operating expenditures and other negative cash flow in connection with the Projects, and will arrange financing for the Projects.  The revenue generated by the Telecom Business will be used in priority to reimburse New Co and/or us for any amounts paid for by either entity and to repay any financing arranged by us and/orNew Co.  Aerostrong and New Co will share the profit generated from the Telecom Business in a manner to be stipulated in the Service Agreement.  The term of the Service Agreement will be no less than 15 years.  The parties will make proper arrangement on revenue collection, financial control and other aspects to ensure the repayment of New Co’s financing and payment of service fees for the Project, the details of which will be specified in the Service Agreement.

4.
To facilitate market development of the Projects, Aerostrong will establish a Network Business Department, the staffing of which will be specified in the Service Agreement.  New Co will strictly comply with PRC laws, regulations and policies, especially those on internet security, information security and national security.  Aerostrong will have the right to supervise the quality and content of New Co’s service to ensure New Co’s lawful operation.

5.
Where a Project needs fiber connection for data transportation of its Telecom Business, we will provide to Aerostrong and/or New Co access to the 34,000 km nationwide fiber optics network of which we have the exclusive access rights to use, provided that relevant fees are paid to the fiber network operation company.  We will provide to New Co its resources concerning the design, planning and engineering works of wireless broadband network in 29 major PRC cities.

6.
The parties will use their respective best efforts to complete follow up actions identified in the Agreement by the following dates: (i) we will form or change the registration of New Co by the end of November 2011; (ii) the parties will draft, negotiate and sign the Services Agreement by the end of December 2011; and (iii) when radio frequency licenses are needed during the course of the Telecom Business, Aerostrong will apply for such licenses as soon as possible and is required obtain approval from appropriate government agencies in the shortest time.

(b)  The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

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

Articles of Incorporation and Amendments
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.2	Articles of Merger filed with the Office of the Secretary of the State of Nevada on April 8, 2008 [Incorporated by reference to the Company’s Report on Form 10-Q filed August 15, 2011].
3.3
Certificate of Amendment to the Articles of Incorporation filed with the Office of the Secretary of the State of Nevada on June 29, 2011[Incorporated by reference to the Company’s Form 10-Q filed August 15, 2011].

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
Contracts Related to Joint Ventures with the ChinaComm Network
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

Contracts Related to Equity, Convertible Debt Instruments and Credit Line with Isaac Organization, Inc.
10.26	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.27	Amended and Restated Convertible Note Purchase Agreement dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.28	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 8-K filed on February 9, 2010].
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

10.32
Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].

Contract Related to NGSN Joint Venture
10.33
Business Agreement between VelaTel Global Communications, Inc. and Network Generation Special Network Technology Co. Ltd. dated October 21, 2011[Incorporated by reference to the Company’s Report on Form 8-K filed on October 26, 2011].
Contract Related to Aerostrong Joint Venture

10.34
Business Agreement between VelaTel Global Communications, Inc. and Aerostrong Company Limited dated November 11, 2011 [Incorporated by reference to the Company’s Report on Form 8-K filed on November 14, 2011].
Certifications filed with this Report on Form 10-Q

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Stock Option and Incentive Plan adopted by the Company’s Board of Directors effective May 10, 2011. [Incorporated by reference to the Company’s Report on Form 8-K filed on May 13, 2011].
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011	VELATEL GLOBAL COMMUNICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer