Form 10-K
VelaTel Global Communications, Inc.
filed 2012-04-16
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

760-230-8988
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Series A Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☐

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2011 (the Registrant’s most recently completed second fiscal quarter) was approximately $53,094,264,00.

As of the date of this Report, 800,741,199  shares of the Company’s Series A common stock, par value $0.001 per share (“Series A Common Stock” or “Shares”) are issued and outstanding, and 133,818,177 shares of the Company’s Series B common stock, par value $0.001 (“Series B Common Stock”) are issued and outstanding (“collectively, “Common Stock”).

VELATEL GLOBAL COMMUNICATIONS, INC.

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

When used in this annual report (“Report”), the terms the "Company", “we", "our" and "us" refers to VelaTel Global Communications, Inc., a Nevada corporation, and our subsidiaries.

PART I

ITEM 1.                      BUSINESS.

The following information should be read in conjunction with the information contained in the Audited Consolidated Financial Statements included within this Report and the Notes thereto, which form an integral part of this Report.  The Audited Consolidated Financial Statements begin on page F-1.

Corporate History

The Company was incorporated under the name Mortlock Ventures, Inc. pursuant to the laws of the State of Nevada on September 19, 2005, for the purpose of acquiring and developing mineral properties.  During the quarter ended March 31, 2008, the Company changed its business purpose and commenced concentrating on the telecommunications industry.  The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet Nevada (defined below) on May 21, 2008.

On May 21, 2008, we entered into a Reorganization and Merger Agreement pursuant to which our wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”).  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under Nevada law, as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued 66,909,089 shares of the Company’s Series B Common Stock.  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 Shares held by our shareholders prior to the merger were returned to us and cancelled.

On July 25, 2011, the Company changed its name to VelaTel Global Communications, Inc.  The Company did so to better define the Company’s positioning as a key leader in deploying and operating wireless broadband access (“WBA”) networks worldwide.

Executive Summary of Our Businesses

The Company currently holds investments or contracts in ten projects that we refer to as: (i) the VelaTel Peru Network; (ii) the GBNC Network; (iii) the VN Tech Fuel Cell Business; (iv) the Exclusive Services Agreement with NGSN; (v) the Exclusive Services Agreement with Aerostrong; (vi) the Sino Crossings Fiber Joint Venture; (vii) Zapna; (vii); (viii) the Novi-Net Network;(ix) the Montenegro Connect Network; and (x) the VeratNet Network.  The Company’s primary business model is to combine its engineering and deployment expertise, its equity funding relationships, its vendor partnership, radio frequency spectrum, fiber optic cable and concession rights assets acquired through a subsidiary or a joint venture relationship to create and operate WBA networks worldwide.  We offer or will offer internet access, voice, video, and data services to the subscribers of various WBA networks we operate.  The Company’s secondary business model is to distribute products and services used in connection with WBA networks, specifically hydrogen fuel cells used as a back-up power source for certain transmission equipment, and devices and services that enable lower cost voice long distance and voice and data roaming fees to subscribers of cellular, voice over internet protocol (“VoIP”) or WBA networks.  Each of these projects is described immediately below and in further detail in the “Current Agreements” section of this Item 1.  In both descriptions, each project is presented in the chronological order in which the Company first formalized its ownership or other legal rights in each project.  We have included references to projects or milestone events that occurred subsequent to the period ended December 31, 2011 to the extent such events are material to our ongoing operations.

The Company’s present operational focus is on the deployment of WBA networks in emerging international markets, using either 2.5 GHz or 3.5 GHz radio frequency spectrum.  In addition to its current markets in Peru, The People’s Republic of China (“PRC” or “China”), Croatia, Montenegro, Serbia and Denmark.  The Company is investigating opportunities to enter other markets, including, but not limited to other Latin American countries, other Balkans and Central and Eastern European countries, Russia and other Commonwealth of Independent States of the Former Soviet Union countries, Singapore, the Philippines, the Caribbean Islands, the Southern Pacific Islands and countries in the Middle East and North Africa.

VelaTel Peru Network

On April 15, 2009, the Company acquired 95% of the equity of VelaTel Peru, S.A., formerly known as Perusat, S.A. (“VelaTel Peru”), a Peruvian telecommunications company supplying fixed line and VoIP telephony.  The Company controls 2.5 GHz spectrum licenses covering eight cities in Peru.  As a 95% controlled subsidiary, the Company controls the board of directors and consolidates the financial activity of its subsidiary.  The Company finances all capital and operating expenditures of VelaTel Peru.

The first phase of the Company’s deployment of the VelaTel Peru Network includes` geographic coverage in the cities of Trujillo, Ica, Piura, Chiclayo and Chimbote.  In September, 2011, the Company launched its WBA network in these cities.  The Company is selling prepaid and postpaid plans, and branded consumer devices using VelaTel Peru’s brand name “GO MOVIL.”  We are in the process of obtaining building permits in the cities of Arequipa and Cusco in order to increase our area of WBA coverage.

Sino Crossings Fiber Joint Venture

On November 11, 2010, the Company entered into a joint venture agreement pursuant to which the Company will subscribe to 51% of the equity interest in China Crossing Cayman.  Azur Capital (NBD) SBN BHD (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and Shanghai Ying Yue Network Technology Ltd. (“YYNT”) to 51% of the equity in a PRC corporation Azur is in the process of forming.  The Company will have the right to appoint a majority of the members of the boards of directors of all entities.  The Company expects this corporate structure will allow it to consolidate the financial activity of this joint venture.  Once formed and licensed to do business in China, YYNT will transfer ownership of certain fiber optic cable to the newly formed joint venture.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunication providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers.  On December 2, 2011 the Company and Azur amended their agreement to require Azur to undertake additional duties, the particulars of which are in the detailed discussion of the Sino Crossings Fiber Joint Venture section below.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement.  Each party is contractually obligated to contribute certain resources in order to deploy and operate a WBA network in China.  In particular, GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”).  GBNC currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with majority control of each entity’s board of directors.  The Company expects that this corporate structure will allow it to consolidate the financial activity of this joint venture.  The Company is required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 base transceiver stations (“BTS”) plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide.

The VN Tech Fuel Cell Business

On April 1, 2011, the Company signed a Subscription and Shareholder Agreement with Shenzhen VN Technologies Co., Ltd. (“VN Tech”).  Under this agreement, the parties will form a joint venture operating company that will manufacture, distribute and sell hydrogen fuel cell systems.  VN Tech is transferring to the joint venture its intellectual property rights and its relationships with key industry members in the PRC in exchange for a 49% stake in the joint venture.  The Company will subscribe to the remaining 51% equity in the joint venture and will have the right to control the boards of directors of the operating company and its offshore holding companies.  The transaction has been structured to allow the Company to report the results of the joint venture’s operations on our consolidated financial statements in the same manner as the Company’s other subsidiaries.

Business Agreement with NGSN

On October 21, 2011, the Company entered into a Business Agreement (“NGSN Business Agreement”) with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”) in the PRC.  NGSN was founded from a group of other technology companies to support other PRC owned companies and central government agencies in advancing private network telecommunications technologies.  NGSN holds a PRC-issued value added services license to provide location based tracking services and other information services nationwide.  NGSN’s current activities include projects related to transportation, including GPS tracking technologies, remotely delivered education services and agriculture technologies.

Under the NGSN Business Agreement, the Company will form a PRC operating company to be jointly owned with NGSN, but subject to the Company’s control.  The operating company will enter into an exclusive services contract with NGSN to deliver the information services and also deploy and operate a 4G WBA network that will employ TD-LTE technology.  The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment.  The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, the Company and NGSN entered into the Exclusive Technical Services Agreement contemplated by the NGSN Business Agreement.  As of April 4, 2012, we had completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of the wholly foreign owned enterprise (“WFOE”) that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement, we may begin providing services to NGSN through our existing WFOE, Beijing Yunji Communications Technology Co., Ltd. (“Beijing Yunji”).

Business Agreement with Aerostrong

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong Company Limited (“Aerostrong”) to provide telecommunications services to Aerostrong and its affiliates and customers.  Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”), a state-owned company in the PRC.  China Aerospace is the main contractor for the PRC’s space program.  Aerostrong holds value added services licenses to provide telecommunication services via satellite nationwide and internet access services in 18 major cities in China.  Aerostrong qualifies to obtain and has applied for radio frequency spectrum licenses to provide WBA services, special network access, cloud computing, application services, content services and integrated solutions.  Part of the corporate mission of Aerostrong is to deploy an internal WBA network and application platform for all of the operating companies that fall under the China Aerospace umbrella, as well as their customers, suppliers and employees.  The China Aerospace WBA network will include an electronic platform for human resources administration, financial management and various application services.

Under the Aerostrong Business Agreement, we, through our PRC operating subsidiary and WFOE, Beijing Yunji, will enter into an Exclusive Service Agreement with Aerostrong to deliver WBA and related telecommunications services utilizing Aerostrong’s licenses combined with infrastructure equipment the Company will finance.  Aerostrong will pay Beijing Yunji service fees to be established in the Aerostrong Exclusive Services Agreement.  Among other services, Beijing Yunji will deploy and operate the China Aerospace network for China Aerospace and its subsidiaries and affiliated enterprises.

Novi-Net and Montenegro Networks

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP (“7L”) and others to acquire a 75% equity interest in Herlong Investments Limited (“Herlong”) and its operating subsidiaries, Novi-Net, d.o.o (“Novi-Net”) in Croatia and Montenegro Connect, d.o.o (“Montenegro Connect”) in Montenegro.  The Republic of Croatia granted Novi-Net a nationwide license to provide WBA and related services.  The license grants the use of 42 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 BTS to provide WBA and related services to approximately 1,500 subscribers.  Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro’s year round population stands at 625,000, but receives more than 1 million tourists annually.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity stake in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.  On April 2, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (approximately $653,800 based on an exchange rate of €1.00 = $1.31, the approximate rate in effect April 13, 2012) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately $690,525 based on the same exchange rate) deposit on an initial equipment order placed with ZTE Corporation.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of the total shares issued and outstanding.

VeratNet Network

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement to acquire a controlling interest in Kerseyco Trading Limited (“Kerseyco”) and its Serbian operating subsidiary, VeratNet, d.o.o (“VeratNet”).  VeratNet is one of the leading telecommunications operators and internet service providers in Serbia, offering a full range of telecommunication services, including ADSL broadband service nationwide and WBA services in three cities where it holds radio frequency licenses, including Belgrade which is Serbia’s capital and largest city.  VeratNet also offers specialty services to business customers, such as international private leased circuit services, dedicated wireless internet lines and dedicated web server hosting.  VeratNet currently owns a data center, a network core, and 11 BTS.  VeratNet has more than 50 employees who serve more than 18,000 subscribers.

In exchange for its equity stake, the Company will contribute capital expenditures and operating expenditures necessary to continue VeratNet’s existing operations and to upgrade VeratNet’s existing WBA infrastructure equipment with higher capacity equipment, which will allow VeratNet to add new wireless customers.  As of the date of this Report, the Company has not yet closed its acquisition of Kerseyco and VeratNet.

Zapna, ApS

On April 3, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, we signed and closed a stock purchase agreement to acquire a 75% equity interest in Zapna, ApS (“Zapna”), in exchange for 6,000,000 Shares.  Zapna is a Danish corporation that provides telecommunications solutions and services, including SIM overlay cards and mobile applications to reduce long distance and roaming charges for retail and corporate users.  Zapna also provides a full white label platform service for carrier partners, including voice and SMS terminations.

Zapna is currently providing services in several European countries (Sweden, Finland and Spain). Many of Zapna's existing solutions for telephony services are well suited to VoIP and other data services provided by the Company and other broadband operators.    Zapna’s headquarters are in Denmark, with a technical development team in Pakistan.

The Company’s Business Models

As described above, we currently have six projects in China, three in the Balkans, one in Peru, and one in Denmark.  In China, our earlier projects are joint ventures with PRC based partners, each of which bear certain similarities in organization structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under PRC law.  For those PRC projects, we have entered into one or more related agreements whereby the PRC partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over WBA networks.  The Company agrees to contribute to each joint venture its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy and operate the networks.  The organizational structure of each joint venture consists of a newly formed Cayman Islands corporation, a newly formed Hong Kong corporation that is a wholly owned subsidiary of the Cayman corporation, and a newly formed PRC corporation that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under PRC law.  The Company and the particular partner for each joint venture subscribe to shares in the Cayman corporation to reflect the respective equity interests of each partner in the joint corporation for possible future public listing of that venture’s operations.  The WFOE is the operating company through which the revenue and expense generated from the joint venture’s operations will flow.

Our later projects in China have been structured differently than our earlier ones.  For example, our Aerostrong and NGSN projects call for us to enter into an Exclusive Services Agreement with each PRC partner for the Company to deliver WBA and related services utilizing the partner’s WBA licenses to operate a WBA network.  Each partner will pay our operating subsidiary service fees pursuant to an Exclusive Services Agreement.

With respect to our projects in the Balkans, subsequent to year-end we acquired a controlling equity interest in two operating companies in exchange for our payment of the capital expenditures and operating expenditures necessary to operate and expand the WBA networks in Croatia and Montenegro.  We intend to acquire a controlling interest in an operating company in Serbia.  These entities became or will become subsidiaries through Business Cooperation Agreements by which the existing parent company of each will issue and deliver to us sufficient new shares of capital stock to represent our agreed ownership equity percentage.

With respect to Peru, our operations are through our 95% owned subsidiary, VelaTel Peru, formerly known as Perusat.  VelaTel Peru became our subsidiary through a Stock Purchase Agreement where we, through our wholly owned subsidiary, Gulfstream Capital Partners, Ltd. (“Gulfstream”), acquired previously issued capital stock of VelaTel Peru from its shareholders.

Similarly, with respect to Denmark, our operations are through our 75% owned subsidiary, Zapna. Through our wholly owned subsidiary, Gulfstream, we acquired 75% of Zapna’s previously issued capital stock from Zapna’s existing sole shareholder pursuant to a Stock Purchase Agreement.

Current Agreements

Set forth below we describe in detail the significant transactions comprising our business operations.  An effort has been made to describe transactions in chronological order, except as necessary to describe fully a particular transaction in sufficient detail before describing a separate transaction.

Initial Framework Agreement to Acquire a 49% Interest in Chinacomm Cayman

As discussed above, Trussnet Nevada was formed on April 8, 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 (“Framework Agreement”) with CECT Chinacomm Communications Co. Ltd., a PRC limited liability company, (“Chinacomm”), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Limited, a Cayman Islands corporation (“Chinacomm Cayman”) for $196 million, of which we paid $5 million in 2008 pursuant to the Gulfstream Subscription Agreement.  Under a joint venture relationship we have with Chinacomm, we have the right to subscribe to up to 49% of the equity interest in Chinacomm Cayman.  We paid $5 million in May 2008 when we, through our wholly owned subsidiary Gulfstream, entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Subscription Agreement”).  The Gulfstream Subscription Agreement supplemented the Framework Agreement and provided that Chinacomm would transfer to Chinacomm Cayman rights Chinacomm claimed to control in WBA licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout China.  The proceeds of our investment were to be used to pay for equipment and services to design, engineer, install and operate a WBA network utilizing Chinacomm’s spectrum licenses in order to bring WBA and other related services to residents, businesses and governmental agencies in China (“Chinacomm Network”).  Phase 1 of the Chinacomm Network consisted of the deployment of the Chinacomm Network in the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

Status of our Joint Venture with Chinacomm

We have not billed Chinacomm any amounts for the professional services we have provided to date directly or through vendors, including Trussnet Delaware and Joinmax, whose contracts with us are described below.  We have accounted for the costs of these professional services as research and development.  We did not expect to bill or collect these amounts until Yunji (defined below) and Trussnet Dalian (defined below) were capitalized to a level PRC law requires for them to pay our invoices for our professional services rendered to Chinacomm.  For the reasons set forth in Item 3. below, that is not likely to happen.

Gulfstream Subscription and Related Agreements and Substitute TCP Subscription Agreement with Chinacomm

At the same time and as part of the same joint venture relationship contemplated by the Gulfstream Subscription Agreement described above and below, the parties entered into several other collateral agreements.  Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd. (“Yunji”), a WFOE to be formed as an indirect subsidiary of Chinacomm Cayman, contracted with Chinacomm Cayman to operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm Cayman from the Chinacomm Network.  The Company was to have formed, as a wholly owned subsidiary, Trussnet Gulfstream (Dalian) Co. Ltd. (“Trussnet Dalian”), also a WFOE, to contract with Yunji pursuant to which it was to have leased to Yunji equipment required in the deployment of the Chinacomm Network and provide technical and management services to Yunji for the procurement, installation and optimization of the equipment.  These agreements were to have become effective when we paid in the minimum amount required under PRC law to capitalize Yunji and Trussnet Dalian.

The Gulfstream Subscription Agreement called for us to make certain payments in accordance with a schedule set forth therein and gives Chinacomm the right to terminate our rights if the payments are not made timely.  Those payments are to be utilized to deploy the Chinacomm Network.  The Company attempted to raise capital to make the required payments, but was unable to do so within the time specified in the Gulfstream Subscription Agreement.

In February 2009, Trussnet Capital Partners (HK), Ltd. (“TCP”), a company wholly owned by our President, Colin Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement in order for the Company not to lose the benefits of the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under contract with Trussnet Delaware (see description below of Trussnet Delaware Professional Services Agreement) to allow those services to continue and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved in several respects.  Payments are conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP was not able to meet the specific payment schedule set forth in the TCP Subscription Agreement, the Agreement contained a provision that requires the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplates that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.

Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 shares authorized).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provides that the number of Chinacomm Cayman shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement.  It also provides that the parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set for the in the TCP Subscription Agreement or any new schedule to which the parties agree.

Asset Purchase Agreement with TCP

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to us pursuant to an Asset Purchase Agreement for a $191 million non-recourse promissory note in favor of TCP (“TCP Note”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provided us with non-recourse bridge financing for our acquisition, which, for accounting purposes, is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman.  As we reduce the principal balance of the TCP Note, TCP will deliver an equal amount towards the subscription price pursuant to the TCP Subscription Agreement and Addendum.  As we reduce the principal balance of the TCP Note, TCP will also release to us shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

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

Assignment of TCP Subscription Agreement and Cancellation of the TCP Note

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“TCP Assignment Agreement”).  The TCP Assignment Agreement relates to the TCP Subscription Agreement and Addendum, the Asset Purchase Agreement with TCP and the TCP Note.  The material terms of the TCP Assignment Agreement are as follows:

1.           The consideration TCP received in entering into the Assignment Agreement included: (i) the Company being relieved from the obligation to pay past and future interest under the TCP Note, while maintaining its right to acquire up to 49% of the shares of Chinacomm Cayman which advanced the Company’s financial interests by reducing the total acquisition cost of the rights the Company has the right to acquire, (ii) the employment agreement between the Company and TCP’s sole shareholder, Colin Tay, (iii) the issuance of 66,909,088 shares of the Company’s Series B Common Stock to Colin Tay, and (iv) the interest of TCP and Colin Tay, as shareholders of the Company, in the Company’s future financial success.

2.           Except as set forth in the Assignment Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement were cancelled and terminated.  Specifically, TCP waived entitlement to $14,225,232.87 of past interest accrued, but unpaid, under the TCP Note and all future interest.  TCP also returned the original TCP Note to the Company, marked “CANCELLED.”

3.           TCP was required to deliver to the Company the original share certificate representing 2,450,000,000 shares of Chinacomm Cayman (“Chinacomm Cayman Shares”) with appropriate endorsement to enable the Company to seek issuance of a new certificate in the Company’s name for all 2,450,000,000 of the Chinacomm Cayman Shares represented by that certificate.

4.           The Company and TCP each released the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in any of the Assignment Agreement, the TCP Note and the Pledge Agreement.

Professional Services Agreement with Joinmax Engineering & Consultants (HK) Ltd.

On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services Joinmax provides to the Company consist of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary to deploy the Chinacomm Network.  Joinmax’ contract has recently been expanded to include the same types of services necessary to deploy fully the Golden Bridge Network.  The Company is obligated to pay Joinmax for the professional services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares for the 30-day period prior to each payment due date of an invoice.

Effective as of December 10, 2011, the Company and Joinmax entered into an Amendment to Agreement for Professional Services (“Joinmax First Amended Professional Services Agreement”) pursuant to which the Company agreed to a set payment schedule for the total amount owing Joinmax for professional services rendered pursuant to the Joinmax Professional Services Agreement and established that the price per Share would be no less than $0.10 per Share.  All of the other provisions of the Joinmax Professional Services Agreement remained the same.

Effective as of January 6, 2012, which is after the period ended December 31, 2011 to which this Report primarily relates, the Company and Joinmax entered into a Second Amendment to Agreement for Professional Services (“Joinmax Second Amended Professional Services Agreement”) pursuant to which the Company was provided the right, at its sole discretion, to pay all or any of the total amount due to Joinmax prior to any Revised Payment, in which case the price per Share is calculated based upon the same formula set forth in the Joinmax First Amended Professional Services Agreement.  All of the other provisions of the Joinmax Professional Services Agreement and the First Amended Professional Services Agreement remained the same.

As of the date of this Report, Joinmax has invoiced the Company $25,162,992 for professional services it provided to the Company, for which the Company has issued 149,512,954 Shares to Joinmax.

Acquisition of VelaTel Peru and the Deployment of the VelaTel Peru Network

On April 15, 2009, we acquired 95% of the stock of VelaTel Peru (then known as Perusat) through Gulfstream, our wholly owned subsidiary, in exchange for one million of our Shares (valued at $2.50 per Share) and cash in the amount of $275,000.  At the closing, we delivered the Share consideration and received the VelaTel Peru shares.  On April 7, 2010, we issued, and the selling shareholders of the VelaTel Peru stock accepted, 458,716 Shares, valued at $0.545 per Share (the closing price of our Shares as of April 1, 2010) in exchange for the installments due through March 31, 2010 totaling $250,000.  A final installment of $25,000 was due on or before June 30, 2010.  The installment payment was released by VelaTel Peru in connection with a settlement agreement between the Company and Mario Navarro, VelaTel Peru’s former General Manager.

At the time we acquired our interest in VelaTel Peru, it was providing local and long distance telephone services to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco).  Based on its status as a licensed telephone operator, VelaTel Peru was granted a license and concessions to provide WBA and related telecommunications services utilizing radio frequency in the 2.5 GHz spectrum band covering these cities, other than Lima and its surrounding metropolitan area.

As discussed above, the first phase of the Company’s deployment of a WBA network in Peru includes geographic coverage in the cities of Trujillo, Ica, Piura, Chiclayo and Chimbote.  In September, 2011, the Company launched its WBA network in these cities.  The Company is selling prepaid and postpaid plans, and branded consumer devices using VelaTel Peru’s brand name “GO MOVIL.”  We are in the process of obtaining building permits in the cities of Arequipa and Cusco in order to increase our area of WBA coverage.  On January 5, 2012, which is after the year ending December 31, 2011 to which this Report primarily relates, we changed the name of Perusat to VelaTel Peru, S.A.

Equity and Debt Funding Agreements with Isaac Organization, Inc.

Original and First Amended Stock Purchase Agreements

Pursuant to a Stock Purchase Agreement with the Company dated February 9, 2010 (“Isaac SPA”), Isaac Organization, Inc., a Canadian corporation (“Isaac”), agreed to fund the deployment of the various WBA networks being deployed by the Company, as well as our sales, general and administrative expenses.

On March 5, 2010, the Company and Isaac entered into an amendment to the Isaac SPA (“First Amendment to Isaac SPA”).  The First Amendment to the Isaac SPA provided that the number of Shares to be purchased by Isaac was increased from 53,199,934 (representing 12% of the total issued and outstanding Shares) to 106,399,869 (representing 24% of the total issued and outstanding Shares).  The total purchase price was increased from $160 million to $320 million.  The installment dates and amounts were amended such that, in addition to $1 million paid at the closing on February 9, 2010, $10 million was to be paid at the execution of the First Amendment to the Isaac SPA and was received in full; $20 million was due on or before March 31, 2010; $129 million was due on or before June 1, 2010; $80 million was due on or before September 30, 2010; and $80 million was due on or before December 31, 2010.  The number of Shares Isaac was prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due pursuant to the Isaac SPA, was adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, the Isaac withheld making the $20 million installment payment called for under the First Amendment to Isaac SPA, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”), another investor, to make a required $239 million installment payment due on March 31, 2010 pursuant to Excel’s Stock Purchase Agreement with the Company, as amended.

Amended and Restated Isaac Stock Purchase Agreement

On May 9, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  The A&R Isaac SPA amended and restated the Isaac SPA, as amended, in its entirety.  The A&R Isaac SPA provided that Isaac would purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and First Amendment to Isaac SPA.  The purchase price was to be payable by Isaac in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price was due and payable on December 31, 2011.  We were required to make a funding request for installment payments under the A&R Isaac SPA, which Isaac was required to pay within 30 days of our request.  We had the right to make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agreed to the request in writing.  Upon receipt of each payment, we were required to issue and deliver to the Isaac the number of shares of Series A Common Stock that the dollar amount of the payment bears to $1.50 per Share.

The Company was also required to issue and deliver to the Isaac for each dollar paid one warrant (“Warrant”) granting the right to acquire one share of our Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to the Company for the Warrants is up to $320 million in addition to the purchase price of up to $320 million pursuant to the A&R Isaac SPA.

Under the A&R Isaac SPA, Isaac was entitled to an issuance of additional shares of the Company's Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated.  On each calculation date, the number of the Company's Series A Common Stock issued to Isaac was to bear the same ratio to 49% of the total shares of the Company's Series A Common Stock the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) was excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and Isaac agreed to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac could enjoy “piggyback” rights, if the Company registered any of its shares of the Company's Series A Common Stock in the future.

The Company had the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac failed to pay any payment after a funding request and before expiration of a grace period, the Company had the right to issue a notice of termination for monetary default in which event the Company was entitled to cancel 10% of the Shares, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac had paid $205 million of the purchase price, the Company had the right to issue a notice of termination at its option, in which event Isaac would be entitled to receive Shares representing 10% of the sum of: (i) all Shares and Warrant Shares previously issued to Isaac; and (ii) all Shares represented by Warrants previously issued to Isaac that have not been exercised.

Under the A&R Isaac SPA, Isaac was entitled to designate two members of the Company’s Board of Directors.  However, Isaac relinquished this right in writing, effective March 15, 2011.

As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

As of the substitution of the Second Amended and Restated Isaac Stock Purchase Agreement (“Second A&R Isaac SPA”) described immediately below for the A&R SPA, the Company had received $25,109,659 towards the purchase price of the A&R Isaac SPA, for which the Company had issued Isaac a total of 29,166,110 Shares, which did not include 4,465,782 Shares to which Isaac was entitled that had not been issued.  Isaac was also entitled to be issued 25,109,659 Warrants pursuant to the A&R Isaac SPA, none of which had been issued.  These Warrants were to be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

Second Amended and Restated Isaac Stock Purchase Agreement

On May 10, 2011 (Effective Date”), the Company and Isaac entered into the Second Amended and Restated Stock Purchase Agreement (“Second A&R Isaac SPA”), which superseded entirely the terms of the previously operative A&R Isaac SPA.  Under the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 and November 30, 2010, the price per Share was adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010.  For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share was adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period.  For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date of the Second A&R Isaac SPA, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives any payment pursuant to the Second A&R Isaac SPA (collectively, “New Purchase Price”).  Notwithstanding the foregoing, the New Purchase Price is not to be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac was entitled based on retroactive adjustments in accordance with the New Purchase Price was 71,519,975 Shares (“Additional Shares”), which is exclusive of the Shares subscribed, but not issued to Isaac, or to which Isaac is entitled pursuant to a fully diluted calculation called for under the A&R Isaac SPA.  Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA.  In addition, the Company’s obligation to use the proceeds of the New Purchase Price solely towards deployment of WBA networks or sales, general and administrative expense was eliminated.

Under the Second A&R Isaac SPA, Isaac is entitled to one Adjusted Warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA, one Adjusted Warrant for each Additional Share and one Warrant for each Share Isaac purchases in the future.  The total aggregate number of Adjusted Warrants to which Isaac was entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that were not issued pursuant to that agreement.  Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on payments received between February 8 and November 30, 2010, the exercise price is $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on payments received between December 1 and December 31, 2010, the exercise price is $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on payments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future payments, the exercise price is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives the payment giving rise to the right to issuance of the Warrant or Adjusted Warrant.  Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there is no right to a cashless exercise of a Warrant or Adjusted Warrant.

Under the A&R Isaac SPA, each Warrant has a five-year exercise period, as measured from the date each Warrant became subject to issuance (the date the Company received a payment to which the right to issuance of each Warrant related).  Under the Second A&R Isaac SPA, each of the Adjusted Warrants earned based on a payment received on or before December 31, 2010 has the same five-year exercise period as the original Warrant it is intended to replace, which exercise period relates back to the date Isaac earned each Adjusted Warrant.  Each of the Warrants earned based on a payment received after December 31, 2010 has an exercise period of three years, which exercise period either relates back or begins to run from the date Isaac earned or earns each Warrant or Adjusted Warrant (also the date the Company received or in the future receives each corresponding payment).

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

The Company and Isaac agreed to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future.  As of the cancellation of the Second A&R Isaac SPA described below, the parties had not entered into any separate registration rights agreement.  Under the Second A&R Isaac SPA, Isaac had the right to appoint two of the authorized nine members of the Company’s Board of Directors.  However, as of the cancellation of the Second A&R Isaac SPA described below, Isaac had never exercised this right.

As of June 30, 2011 and continuing as of the cancellation of the Second A&R Isaac SPA described below, the Company had received $1,556,000 towards the New Purchase Price.  On August 12, 2011, the Company issued Isaac 84,630,202 Shares and 113,796,312 Warrants and Adjusted Warrants, which represented the sum total of all amounts due Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA through that date and through the cancellation of the Second A&R Isaac SPA described below.

Line of Credit Loan Agreement and Promissory Note with Isaac

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“First Note”).  In recognition of the price per Share at which Shares were trading after the Effective Date of the Second A&R Isaac SPA and were likely to trade in the near term, the current and projected future short term capital needs of the Company for its ongoing and expanding operations, and to avoid unnecessary dilution of the equity of all shareholders of the Company, including Isaac, the Company and Isaac considered it to be in their best mutual best interest to fund some or all of the capital needs of the Company over the succeeding six months through debt instead of equity funding.

In the First Note, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the same procedure for making funding requests as apply to the term “Funding Request” as defined in Section 1.7 of the Second A&R Isaac SPA.  For each funding request, Isaac will retain 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time.  Amounts borrowed pursuant to the Credit Line will bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance borrowed is due.  The principal balance borrowed was due and payable on December 31, 2011 (“the Due Date”).

Extension Agreement and Second Line of Credit Promissory Note with Isaac

On February 23, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, the Company entered into the following two agreements with Isaac: (i) Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, Cancel Stock Purchase Agreement, and Grant Option in VN Tech Agreement (“Extension Agreement”); and (ii) Second Line of Credit Loan Agreement and Promissory Note (“Second Note”).

Although the credit limit under the First Note was $5,000,000 and the Due Date of the First Note was December 31, 2011, Isaac advanced funds to the Company in excess of the credit limit, including advances made after the Due Date.  In entering into the Extension Agreement, the parties agreed to extend the Due Date for the First Note to June 30, 2012 and to increase the credit limit under the First Note to reflect the total amount borrowed, namely $6,385,000 disbursed, plus 5% Holdback fees totaling $336,053, for a total principal balance of $6,721,053.  Interest in the amount of $332,794 had accrued on the principal balance, for a total amount due as of February 23, 2012 of $7,053,847 (“Pre-Extension Total Amount Due”).  In the Extension Agreement, the principal balance of the First Note is increased to $7,425,102 (“Increased Principal Balance”), representing the Pre-Extension Total Amount Due plus an additional 5% Holdback fee of $371,255.  It was agreed that interest will accrue on the Increased Principal Balance at the rate of 10% per annum.

The Extension Agreement provides that Isaac will be granted an option to at any time convert all or any portion of the balance of principal and interest due under the First Note to Shares in favor of Isaac or any of its assigns.  It was agreed that the details of the conversion feature would be agreed to when the Company has additional authorized Shares available for issuance.  The Company’s authorized Shares increased from 1 billion to 2 billion effective March 28, 2012.  The parties are currently in discussions regarding the conversion feature.

The Extension Agreement also grants Isaac an option to acquire the Company’s 51% joint venture interest in the “VN Tech Agreement.”  The Extension Agreement provides that the price of Isaac’s option is to be determined based on Isaac’s due diligence and a mutually agreed valuation of the joint venture.  If Isaac exercises its option to acquire the Company’s 51% interest in the VN Tech Agreement, the agreed value of that interest will be treated as an offset to the amount otherwise due under the First Note.

In the Second Note, the Company promises to pay to the order of Isaac the principal sum of $7,368,421, or so much thereof as may be disbursed to, or for, the benefit of the Company by Isaac, in Isaac’s discretion and subject to Isaac’s approval of budgets identifying the Company’s proposed use of each funding request.  For each funding request, Isaac will retain a 5% Holdback as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time.  The total potential amount to be disbursed, net of the 5% Holdback fees, is $7,000,000.  Amounts borrowed pursuant to the Second Note will bear interest at the rate of 10% per annum.  Interest will be calculated based on the principal balance, as may be adjusted from time to time to reflect additional advances and/or partial repayments made on the Second Note.  Interest will accrue, but shall not be due, until the principal balance is due on December 31, 2012.

The Second Note provides that Isaac will be granted an option to, at any time, convert all or any portion of the balance of principal and interest due under the Second Note to Shares in favor of Isaac or any of its assigns.  It was agreed that the details of the conversion feature would be agreed to when the Company has additional authorized Shares available for issuance. The Company’s authorized Shares increased from 1 billion to 2 billion effective March 28, 2012.  The parties are currently in discussions regarding the conversion feature.

ZTE Contracts with VelaTel Peru

On August 5, 2010, VelaTel Peru (formerly Perusat) entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network (formerly known as the “Perusat Network”).  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network.  This equipment and services was specified as the amount required to provide geographic coverage in the eight cities where VelaTel Peru currently holds WBA licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to VelaTel Peru’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with a one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China (to be facilitated by ZTE), payable over six years with a two year grace period, with the interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue VelaTel Peru a $3 million payment voucher towards network expansion which VelaTel Peru can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including VelaTel Peru’s right to terminate at any time, except as to purchase orders already issued, if VelaTel Peru determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses VelaTel Peru is able to secure.

Global MOU with ZTE

On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA networks the Company deploys in China, Peru, Croatia, Montenegro and Serbia and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA networks.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

The Sino Crossings Transaction and Related Agreements

On November 11, 2010, the Company entered into two related subscription and shareholder agreements (collectively, “Sino Agreements”).  The first Sino Agreement (“JV Agreement”) is between three parties: (i) YYNT, (ii) Azur and (iii) the Company.  The second agreement (“New Co Agreement”) is between two of the same parties to the JV Agreement: (i) Azur; and (ii) the Company.  Under the Sino Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed, but unimproved by infrastructure equipment, (“dark”) fiber optic cable (“fiber”) located in China.  The improvements consist of engineering services and equipment that will make the dark fiber suitable for transmission of data (“lit”).  This will enable the parties to charge market rate transport fees to telecommunications operators who use the lit fiber, comprising what is referred to in the Sino Agreements as the “Sino Crossings Network.”  Both Sino Agreements became effective on November 11, 2010, the date each agreement was signed by all of the parties to those agreements (“Effective Date”).

The material terms of the JV Agreement and the New Co Agreement are summarized as follows:

Sino Crossings JV Agreement

YYNT, Azur and the Company will cause a new PRC-based entity to be created, referred to in the Sino Agreements by the fictitious name JV, with the actual name to be agreed based on legal and marketing considerations.  YYNT will subscribe to 51% of the stock of JV and Azur and the Company will collectively subscribe to 49% of the stock of JV.  The collective subscription by Azur and the Company will be through New Co, a new Cayman Islands entity to be created (see summary of the New Co Agreement below).

The board of directors of JV will be comprised of five directors, all of whom will be selected by YYNT, but three directors will irrevocably be as requested by the Company, one as requested by Azur and one as requested by YYNT.  The Bylaws of JV will contain various provisions for the protection of majority and minority stockholders, including joint signature on bank accounts and contracts in excess of $500 (one each by a director or officer requested or appointed by the Company and by a director or officer requested or appointed by either Azur or YYNT), and custody of the corporate seal or “chop” of JV will be held in escrow by a neutral third party.

Azur will incur the expenses necessary to create, license and register JV to do business in China.

Within ten days after JV is fully registered to do business, YYNT will transfer 100% ownership (or as much of the beneficial equivalent of full ownership as PRC law allows) to two strands of approximately 34,000 km of previously installed dark fiber.  The dark fiber extends between most major metropolitan cities within China (“Backbone Fiber”).  YYNT will also grant JV an exclusive option to purchase other previously installed dark fiber owned by YYNT, which extends in connected rings within the geographic confines of various cities in China (“Metro Ring Fiber”).

Within ten days after both JV and WFOE (another new PRC-based entity to be created, see summary of the New Co Agreement below) are fully registered to do business, JV and WFOE will enter into various contracts as are necessary and desirable to fulfill the financial goals of both Sino Agreements, which goals include allowing WFOE to control the PRC-based assets transferred to JV, allowing WFOE to control the corporate governance of JV and allowing New Co to leverage the PRC-based operations with offshore (non-PRC) debt.  All contracts, capital expenditures, operating expenditures and revenue in connection with the deployment and operation of the Sino Crossings Network will flow through WFOE to the maximum extent authorized by PRC law.  Any contract, revenue or expense that must flow through YYNT and/or JV, in the first instance, will be remitted to WFOE and accounted for in calculating the profit, loss and shareholder equity of WFOE.  The major metropolitan cities in China which make-up the Sino Crossings Network are Guangzhou, ZhengCheng, Huizhou, ShenZhen, Dongguan, Panyu, Foshan Shunde, Zhongshan, Jiangmen, Zhaoqing, Foshan, Guangzhou, Shongshan, Zhuhain, Shanghai, Jiaxing, Hangzhou, Huangshan, JingdeZhen, Fuzhou, Nanchang, Jiujiang, Anqing, Hefei, Chuzhou, Nanjing, Zhenjiang, Changzhou, Wuxi, Suzhou, Qingpu, Shanghai, Hangzhou, Huzhou, Wuxi, Hefe, Maanshan, Nanjing, Nanchang, Yichun, CHnagsha, Yueyang, Wuhan, Huanggang, Juijiang, Nanchang, Beijing, Yangchun, Tianjin, Changzhou, Dezhou, Jinan, Taian, Qufu, Zaozhuang, Xuzhou, Huaibei, Shuzhou, Bengbu, Huainan, Hefei, Wuhan, Xiaogan, Xinyang, Zhumadian, Luohe, Xuchang, Zhengzhou, Xixiang, Hebi, Anyang, Handan, Xingtai, Shijiazhuang, Dingzhou, Boading, Gaobeidian, Beijing, Hangzhou, Ningbo, Taizhou, Wenzhou and Fuding.

As soon as practical after the execution of the contracts between JV and WFOE described above, the Company will cause WFOE to enter into one or more contracts with a leading international equipment manufacturer for design, manufacture and installation of head-ins and other infrastructure equipment sufficient to light approximately 9,600 km of dark Backbone Fiber (“Sino Crossings Equipment Contract”).  The value of the Sino Crossings Equipment Contract will be up to $7 million, which the parties estimate to be sufficient to light up 9,600 km to a 100G standard.  The Company expects to secure vendor financing for 85% of the value of the Sino Crossings Equipment Contract, leaving a 15% down payment of approximately $1.05 million.  The particular fiber to be lit will be at the discretion of the Company.  The Company will guaranty repayment of all deposits and installments called for under any vendor or bank financing terms included in the Sino Crossings Equipment Contract which exceed WFOE’s operating capital.  JV and WFOE will pledge any of their assets required as collateral for repayment of any such financing.

WFOE will contract with a management company for marketing services and will contract with an affiliate of YYNT to provide maintenance services in connection with operation of the Sino Crossings Network.  Both contracts will be upon terms to be negotiated.

The Company will be entitled to the following discounts compared to tariffs or market rates charged to third-party telecommunications providers in China: 25% discount for the first 25% of the total capacity of the Sino Crossings Network, plus 10% discount on the next 25% of the total capacity of the Sino Crossings Network.  The Company’s discount will apply to usage by any telecommunications provider in which the Company has at least a 25% direct or indirect ownership interest.

Sino Crossings New Co Agreement

Azur and the Company will cause a series of new entities with interlocking ownership to be created, each referred to in the Sino Agreements by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly foreign owned enterprise” under PRC law. The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual names of the entities will be separate for each transaction.

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

Within ten days of the Sino Agreements Effective Date, Azur paid an affiliate of YYNT $2 million for the assets YYNT is transferring to JV.  Azur will also incur the expense necessary to create, license and register New Co, HK Co and WFOE to do business.

Within ten days of the Sino Agreements Effective Date, the Company issued and delivered to Azur nine million Shares.  Immediately following the Effective Date and notwithstanding that WFOE has not yet been created, the Company began advancing WFOE up to $1 million in the form of engineering services the Company is performing, directly or through subcontractors, to design for infrastructure equipment upon which vendors will submit proposals leading to execution of the Sino Crossings Equipment Contract.

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

In addition to the financial goals articulated in the JV Agreement, the parties to the New Co Agreement agree to cooperate to achieve the following additional financial goals: (i) permitting the Company to fully report the financial results of all China-based operations of WFOE as part of the Company’s consolidated financial statements; (ii) qualifying a China-based subsidiary of New Co or the Company to conduct equipment leasing activity and qualifying New Co or the Company as a foreign-invested telecommunications enterprise or other status that would permit New Co or the Company to take a direct percentage ownership interest in JV and/or in the Sino Crossings Network; and (iii) listing the stock of New Co and/or HK Co on an offshore (non-PRC) stock exchange, such as HKSE, NYSE, NASDAQ or London AIM based on the PRC-based operations performed by WFOE.

Azur Addendum

On December 1, 2011, the Company and Azur entered into an Addendum to their original agreement.  In consideration for Azur receiving 15,000,000 Shares, which is an investment of $1,245,000, Azur is required to accomplish the following tasks:

1.           Azur is required to secure an opinion letter from its attorneys regarding the irrevocable right of YYNT to use and commercialize (subject to affiliation with a relevant license holder) the fiber and the legality and irrevocable nature of the contract between Enbish and YYNT, in addition to allowing those rights to be unreservedly assigned to JV.  In addition, Azur is required to make every effort to assist the Company and ZTE in complying with the financing requirements for the Equipment Contract;

2.           Azur is required to complete the formation and registration of WFOE, with the assistance of the Company’s counsel, but shall allow the Company to open all bank accounts WFOE, HK Co. and New Co on behalf of the parties and subject to the joint signature requirements set for in the Sino Agreement(s); and

3.           Azur is required to cooperate in the use of the YYNT Network by the Company’s customers and/or partners Aerostrong (defined below) and/or NGSN (defined below), including the potential need to adjust equity percentages of the parties pursuant to the Sino Agreement(s) and/or equity percentages of the parties and YYNT under the JV Agreement between them to reflect the use needs and ability of Aerostrong and/or NGSN to commercialize the fiber.

On or about April 3, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, Azur obtained the legal opinion ZTE required to conclude its due diligence to approve equipment financing for the Sino Crossings project.  The legal opinion is under review by ZTE.  The Company has already completed the engineering required to identify the scope and specifications of equipment needed, and expects to conclude a contract with ZTE as soon as financing approval is obtained.  The Company will utilize the fiber network to provide national transport for its WBA networks in China, including its Exclusive Services Agreements with NGSN and Aerostrong.

The GBNC Network and Related Agreements

On December 13, 2010, the Company entered into a Subscription and Shareholder Agreement (“GBNC Agreement”) with GBNC, a limited liability company organized under the laws of the PRC.  Pursuant to the GBNC Agreement, the Company and GBNC will each contribute certain resources in order to deploy and operate the Golden Bridge Network:

The material terms of the GBNC Agreement are as follows:

1.           GBNC will contribute to the joint venture its right, title and interest in certain assets and entitlements GBNC holds in China, which include existing WBA licenses and concessions in two cites in China, ISP licenses in 26 cities in China, GBNC’s rights to apply for additional WBA and ISP licenses in additional cities and regions throughout China, and other related contracts and relationships.  The Company will contribute to the joint venture its technical expertise and the investment capital to finance the capital expenditures, operating expenditures and other negative cash flow of the joint venture;

2.           The joint venture between GBNC and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively, “GB Entities”), each referred to in the GBNC Agreement by a fictitious name, with the actual name of each entity to be agreed between the parties based on legal and marketing considerations.  The GB Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly foreign owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a WFOE under PRC law.  GBNC will subscribe to 51% and the Company 49% of the stock of New Co, respectively.  New Co will subscribe to 100% of the stock of HK Co, and HK Co will subscribe to 100% of the stock of WFOE, respectively.  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the actual fictitious names of the entities will be separate for each transaction;

3.           The board of directors of each of the GB Entities will be comprised of five directors, three of whom will be appointed by the Company and two by GBNC.  The Bylaws of each of the GB Entities will contain various provisions for the protection of majority and minority stockholders as follows: (i) requiring a 75% super-majority vote of shareholders on certain corporate action; (ii) requiring joint signatures on bank accounts (one each by a director or officer appointed by the Company and by a director or officer appointed by GBNC);  and (iii) custody of the corporate seal or “chop” of each of the GB Entities will be held in escrow by a neutral third party;

4.           In addition to the GB Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between GBNC and the Company.  The management company will be controlled by the Company and will enter into a management contract with WFOE to provide marketing, sales, additional spectrum acquisition and other services to WFOE; and

5.           The Company, or a company controlled by the Company, will purchase and then lease to WFOE at market rates such equipment and other assets as are required for deployment of the Golden Bridge Network.  The lease may include an option for WFOE to purchase the equipment for a nominal sum when the total amount of lease payments received equals repayment of all amounts the Company has paid, including financing costs to others, to purchase the equipment.

The following events will each occur within ten days after WFOE is registered to do business:

1.           The Company will issue to the management company 50 million Shares, of which 5 million Shares have already been issued to GBNC’s Chief Executive Officer, Fu Jian-Hui;

2.           The Company will pay $5 million as the initial registered capital of WFOE; and

3.           GBNC will transfer to WFOE relevant rights of the assets and entitlements held by GBNC and identified in the GBNC Agreement.  As to any asset or right that is incapable of transfer of ownership, GBNC will cooperate to contract with, lease, or otherwise convey to WFOE all or so much of the beneficial rights in such asset or right to the maximum extent authorized under PRC law.

If the Company fails to deposit the initial registered capital and Shares within the time required, GBNC has the right to terminate the GBNC Agreement.

The $5 million initial registered capital of WFOE will be used to meet part of the cash requirements for capital expenditures and operating expenditures related to deployment and operation of the first two cities to be deployed in the Golden Bridge Network, Fuzhou and Xiamen.  These are the two cities that GBNC currently has licenses permitting the deployment of WBA networks in China.  The Company will also pay or arrange financing for up to $20 million towards other capital and operating expenditures for deployment and operation of WBA networks in these two cities.  Prior to the registration of WFOE to do business, the Company will advance funds necessary to commence immediately engineering work required for deployment of the WBA networks in Fuzhou and Xiamen.

GBNC has applied to obtain WBA licenses for seven additional cities – Quanzhou, Zhang Zhou, Longyan, Putian, Sanming, Nanping and Ningde.  If and when such licenses are awarded, the Company will pay to increase the registered capital of WFOE from $5 million to $20 million and will pay or arrange financing for up to $80 million towards other capital and operating expenditures for deployment and operation of the WBA networks in these seven additional cities.

When GBNC obtains WBA licenses for cities in addition to the first nine cities identified above, the Company will pay or arrange financing for capital and operating expenditures required for deployment and operation of WBA networks in those additional cities, based on budgets to be agreed upon between the parties and formulas similar to actual expenses for the first nine cities.

WFOE will be entitled to all revenue that is capable of being realized by the joint venture, including: (i) fees charged to WBA and ISP subscribers; (ii) lease, transport or co-location fees charged to third-party carrier users of any infrastructure equipment; (iii) lease or sale of hardware or devices marketed by WFOE; and (iv) value added services and applications.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of the Company’s consolidated financial statements; (ii) permitting New Co and/or HK Co to control the China-based assets of the joint venture, and the revenue to be generated from those assets; (iii) when PRC law allows, transforming WFOE into a foreign-invested telecommunications enterprise (“FITE”), so that the Company’s interests in the GB Entities can be converted to a direct 49% ownership in the FITE; and (iv) eventual public listing of WFOE on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM, in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of GBNC and the Company.

From the proceeds of any public listing of WFOE on a stock exchange, the Company will be entitled to repayment of the shortfall between lease payments and amounts the Company has paid, including financing costs to others, but without interest to the Company, and repayment of all other amounts the Company has invested in capital and operating expenditures.

Except as to the proceeds generated by a public listing of WFOE’s operations on a stock exchange, GBNC and the Company contemplate that substantially all excess free cash flow and/or net operating income generated by the joint venture will be re-invested to deploy additional cities and/or expand geographic coverage and capacity in previously deployed cities for a period of ten years.

All profits in excess of amounts required to deploy additional cities, expand coverage and capacity in previously deployed cities, and other reserves for taxes, working capital, loan repayment, and other contingencies, will be distributed in full in the form of dividends.

ZTE Contract for GBNC Network

On March 14, 2011, the Company and our wholly owned subsidiary, Gulfstream, entered into an Equipment Contract with ZTE for ZTE to manufacture and supply certain infrastructure equipment to be deployed in connection with the Golden Bridge Network.  The total contract price for the equipment for the first two cities of Fuzhou and Xiamen is $9,570,167.  Payment terms include 85% of the total value of the contract as vendor financing to be provided by ZTE, payable over two and one-half years, with a one-year grace period commencing from the first bill of lading date, in three equal semi-annual installments including interest at six-month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  The 15% down payment is due within ten days after the Golden Bridge WFOE is established.  The duration of the contracts is up to three years, during which ZTE will honor initial unit pricing in the current and future cities encompassing the GBNC Network.  The contract is subject to termination under certain commercial circumstances, including the Company’s right to terminate at any time, except as to purchase orders already issued if it determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses the Company is able to secure.

Agreement with VN Tech

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

The material terms of the VN Tech Agreement are as follows:

1.           VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patent, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  Within ten days after formation of the entities comprising the joint venture, the Company will pay to VN Tech five million Shares;

2.           The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of New Co; New Co will subscribe to 100% of the stock of HK Co.; and HK Co will subscribe to 100% of the stock of WFOE.  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the fictitious names of the actual entities will be separate for each transaction;

3.           The board of directors of each of the VN Tech Entities will be comprised of five directors, three of whom shall be appointed by the Company and two by VN Tech.  The Bylaws of each of the VN Tech Entities will contain various provisions for the protection of majority and minority stockholders as follows: (i) requiring a 75% super-majority vote of shareholders on certain corporate action; (ii) requiring joint signatures on bank accounts (one each by a director or officer appointed by the Company and by a director or officer appointed by VN Tech); and (iii) requiring custody of the corporate seal or “chop” of each of the VN Tech Entities to be held in escrow by a neutral third party;

4.           In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by us, and we will enter into a management contract with WFOE to provide marketing, sales and other services to WFOE;

5.           All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE;

6.           The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest; and

7.           All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations, and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of our consolidated financial statements; (ii) permitting New Co and/or HK Co to control the China-based assets managed by WFOE and the revenue to be generated from those assets; (iii) permitting a China-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in China; and (v) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of VN Tech and the Company.

Adoption of 2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan" ("the Plan").

The material terms of the Plan are as follows:

1.           The Plan is to be administered by the Company's Board of Directors ("the Board") or a committee of the Board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the Company's Shares are listed (any administrator, the "Committee";

2.           An award under the Plan may consist of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance stock awards, or stock appreciation rights, with the amount and type of any award at the discretion of the Committee;

3.           Eligible recipients under the Plan are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries;

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

5.           The exercise price of any stock option must be at least 100% of the fair market value of a Share on the date of grant (110% with respect to an incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company).  Vesting and duration of any option is at the Committee's discretion up to a maximum of 10 years duration (5 years in the case of an incentive option to a participant with more than 10% voting power as described above).  Payment of the purchase price upon exercise of any option is to be in cash, except the Committee may accept payment through a broker exercise notice, a net share payment, or other any other form of payment acceptable to the Committee;

6.           Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan shall terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation; and

7.           The Plan is non-exclusive and does not limit the power or authority of the Board to adopt, modify or terminate the Plan or such additional compensation arrangements as the Board may deem necessary or desirable.  The Plan supersedes and replaces entirely the Company's 2008 Stock Option Plan adopted October 27, 2008, no options having ever been issued under said 2008 Stock Option Plan.  The Plan terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share, which was the closing price per Share on the date the options were issued.  The options were issued to eligible recipients under the Plan.  All options are fully vested upon issuance and constitute non-statutory options under the terms of the Plan.

Business Agreement with NGSN

On October 21, 2011, the Company and NGSN, a limited liability company organized under the laws of the PRC, entered into a Business Agreement (“NGSN Business Agreement”).

The material terms of the NGSN Business Agreement are as follows:

1.           The Company, through one of its subsidiaries, will establish a holding company organized in the Cayman Islands (“Cayman Co”).  Cayman Co shall have a wholly owned subsidiary organized in Hong Kong (“HK Co”).  HK Co will have a wholly owned subsidiary organized in Beijing, China, that also qualifies as a wholly foreign owned enterprise under PRC law (“WFOE,” with Cayman Co, HK Co and WFOE collectively referred to as “New Co”).  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the fictitious names of the actual entities will be separate for each transaction.  WFOE will be licensed to provide the services contemplated under the NGSN Business Agreement.  The board of directors of Cayman Co will be comprised of three directors, two of whom shall be designated by us (including the Chairman) and one of whom shall be designated by NGSN.  HK Co and WFOE will each have one executive director, who shall be designated by the Company.

2.           NGSN holds a PRC-issued license to provide value added telecommunication and information services throughout China.  Such authorized services include internet information services, location based services and advertising services to government, enterprise and individual customers, e.g. fleet tracking by GPS, tracking people with Alzheimer disease, tracking children and pets, meter reading services, video surveillance services, trading services, distance services, education services and agriculture information services.  NGSN has the ability to obtain and is required to apply for PRC-issued licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth, and has special authorizations for the deployment of WBA networks.  NGSN is required to authorize one of its subsidiary companies (“NGSN’s Subsidiary”) to carry out the telecommunication services business (“Telecommunications Business”) that is covered by NGSN’s existing and future telecommunications business related licenses (collectively “Telecommunications Licenses”).  The Business of NGSN’s Subsidiary is to focus on the following territories: Heilongjiang Province, Jiangsu Province, Guangxi Autonomous Region, Guangzhou City, and Chongqing City (collectively “Business Territory”). The Parties may broaden the Business Territory through further discussions.

3.           NGSN’s Subsidiary and WFOE will enter into one or more agreements for WFOE to act as the exclusive contractor for NGSN’s Subsidiary to provide deployment management, operation management and other services related to the Telecommunications Business (collectively “Services Agreement”).  WFOE and/or the Company will pay capital expenditures, operating expenditures and other negative cash flow in connection with the Telecommunications Business for NGSN’s Subsidiary.  In principal, the total investment to be made by WFOE and/or the Company (including third-party financing), will be no less than $10 million for each municipality and provincial capital city, and $8 million for any other city.  The actual investment intensity and schedule will comply with a Business Plan to be prepared jointly by NGSN’s Subsidiary and WFOE.  NGSN’s Subsidiary shall pay a service fee to WFOE, the calculation and payment terms of which shall be agreed to in the Service Agreement.  The revenue of NGSN’s Subsidiary will be used in priority to reimburse WFOE and/or the Company for any amounts paid for by either of them, and to repay any financing arranged by WFOE and/or the Company.  To insure the repayment of WFOE’s financing and payment of service fees to WFOE, the revenue of NGSN’s Subsidiary will flow directly from the customers to WFOE to the maximum extent authorized by PRC law.  If in case some revenues must be paid to NGSN’s Subsidiary in order to comply with PRC law, it will be paid to a special account of NGSN’s Subsidiary that is jointly controlled by NGSN’s Subsidiary and WFOE.  The shareholders of NGSN’s Subsidiary are required to pledge their shares in NGSN’s Subsidiary to WFOE as collateral for this repayment obligation.

4.           The Company and NGSN are required to enter into a Shareholders and Share Subscription Agreement (“NGSN Subscription Agreement”) according to which NGSN will be entitled to obtain up to 45% of the shares of Cayman Co.  25% of the shares of Cayman Co will be issued to NGSN after the execution of the NGSN Subscription Agreement, 10% after NGSN obtains licenses to use 3.5GHz spectrum in the Telecommunications Business Territory or other spectrum that is suitable for the Telecommunications Business, and the remaining 10% when New Co is approved for public listing on a stock exchange.  In exchange for shares in Cayman Co, NGSN will insure the continuous validity of its Telecommunications Licenses during the term of operation of the New Co and shall use its best efforts to obtain additional Telecommunications Licenses, to secure NGSN’s Subsidiary’s exclusive right of use of its Telecommunications Licenses and the effective performance of the Service Agreement.  Based on the success in obtaining additional Telecommunications Licenses and the revenue of New Co, NGSN will be entitled to issuance of shares of our Series A Common Stock in amounts and based on milestones which will be set forth in the NGSN Subscription Agreement.

5.      As part of its capital contribution for its interest in New Co, the Company will transfer to WFOE its resources concerning the design, planning and engineering works of a WBA network in 29 major cities throughout China.  NGSN’s Subsidiary and/or WFOE shall have the right to use such resources when the Business of NGSN’s Subsidiary is expanded to include the desired cities.

6.      The parties are required to use their respective best efforts to complete follow up actions identified in the NGSN Business Agreement by the following dates: (i) we will create the entities comprising New Co by end of December 2011; ()ii the parties will draft, negotiate and sign the Services Agreement and NGSN Subscription Agreement by end of December 2011; (iii) NGSN will secure the radio frequency licenses by end of March 2012; and (iv) the parties will use their best efforts to have New Co be listed in a domestic or overseas stock market in approximately three years.

We have completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of the WFOE contemplated under the NGSN Business Agreement, which will be an operating subsidiary of NSGN HK, we may begin providing services to NGSN under the NGSN Exclusive Services Agreement described below through our existing WFOE, Beijing Yunji.

Exclusive Services Agreement with NGSN

On February 1, 2012 (“Effective Date”), which is after the year ended December 31, 2011 to which this Report primarily relates, the Company, through its wholly owned subsidiary, Gulfstream, entered into the Exclusive Consulting and Technical Service Agreement (“NGSN Exclusive Services Agreement”) with NGSN contemplated by the NGSN Business Agreement.  The material terms of the NGSN Exclusive Services Agreement are as follows:

1.           Since WFOE and NGSN’s Subsidiary are in the process of formation, the parties entered into the NGSN Exclusive Services Agreement to expedite the progress of cooperation, with the expectation that NGSN and Gulfstream will be replaced by NGSN’s Subsidiary and WFOE after their respective formation and that the terms of the NGSN Exclusive Services Agreement will be carried out by NGSN’s Subsidiary and WFOE.

2.           Gulfstream will be the exclusive provider of the consulting and technical support services (“Services”) set forth in Appendix 1 to the NGSN Exclusive Services Agreement, which NGSN has agreed to accept, and are described as follows:

(i) Project technical solution design;
(ii) Project site selection and construction;
(iii) Project financing;
(iv) Equipment (including software) procurement, installation, operation and maintenance;
(v) Engineering;
(vi) Bandwidth rent;
(vii) Radio frequency design;
(viii) System security and optimization;
(ix) Project management and operation management;
(x) Warranty service; and
(xi) Other services deemed necessary by the Parties.

Service Fees will be in amounts mutually agreed to by the Company and NGSN.  Service Fees for the first phase of the Services contemplated to be included in the Business Plan are reflected (along with other financial projections) in a pro forma prepared by the Company and approved by NGSN.  Unless earlier terminated or extended, the initial term of the NGSN Exclusive Services Agreement is 15 years from the Effective Date.  Unless either party sends a written notice of non-extension prior to expiration of the initial term, the NGSN Exclusive Services Agreement will be automatically renewed for consecutive additional terms of five years, until otherwise terminated in accordance with the provisions of the NGSN Exclusive Services Agreement.  The grounds for early termination are prevention of performance due to a force majeure for a period of six months or more, or insolvency or bankruptcy of either party which would restrict the ability of that party to conduct its business.  In the event of the termination of the NGSN Exclusive Services Agreement, the amount of all Service Fees already accrued shall be paid within 30 days of demand.

3.           The Company will provide proof of funds for $500,000 within 30 days of the Effective Date and will pay as needed from such funds the amount required as registered capital for WFOE, with the first injection of funds paid within five business days of completion of WFOE’s registration to do business.  The Company also commits to invest $18 million within twelve months of NGSN obtaining radio frequency spectrum licenses in 3.5 or 1.8 GHz spectrum as capital expenditures and operating expenses for WFOE.  The actual investment intensity and schedule will comply with the Business Plan that will be jointly prepared by NGSN’s Subsidiary and WFOE.  The Business Plan will be attached to the NGSN Subscription Agreement as a binding Addendum thereto.  Failure to do so constitutes a material breach of the NGSN Subscription Agreement.

Business Agreement with Aerostrong

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong Company Limited (“Aerostrong”), a limited liability company organized under the laws of the PRC.

The material terms of the Aerostrong Business Agreement are as follows:

1.           The Company will partially meet its contractual obligations with Aerostrong through Beijing Yunji, which is a technical service company engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operation management;

2.           Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”).  Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services nationwide and internet access service in 18 major cities in China.  Aerostrong has the ability to obtain and is required to apply for licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and other relevant bandwidth (current and future licenses collectively “Telecom Licenses”).  Aerostrong has been commissioned by Beijing Shenzhou Software Technology Co., Ltd., a subsidiary of the China Aerospace, to deploy an internal WBA network and application platform for China Aerospace (“Commercial Network”).  The Commercial Network will cover the companies, research institutions and other entities owned by or affiliated with China Aerospace.  The Commercial Network will include an electronic platform for human resources administration and financial management of China Aerospace, and various application services. The main target customers of the Commercial Network are all of the entities owned by or affiliated with China Aerospace, their customers, suppliers, employees and external users.  The preliminary estimated total investment in the Commercial Network is 200 million RMB, and the estimated investment for Phase 1 of the Commercial Network is 50 million RMB. The telecommunications business of Aerostrong will cover all the business that is permitted by Aerostrong’s Telecommunication Licenses and other related businesses (collectively, the “Telecommunication Business”).  This includes wireless and wired broadband network access, special network access, cloud computing, application service, content service and integrated solutions.;

3.           Aerostrong and Beijing Yunji will enter into one or more agreements for the implementation of projects to be agreed to by both parties (“Projects”) and for Beijing Yunji to act as the exclusive contractor for Aerostrong to provide deployment management, operation management and other services for the Projects (collectively “Service Agreement”).  Beijing Yunji and/or the Company will pay for all capital expenditures, operating expenditures and other negative cash flow in connection with the Projects, and will arrange financing for the Projects.  The revenue generated by the Telecommunication Business will be used in priority to reimburse Beijing Yunji and/or the Company for any amounts paid for by either of them and to repay any financing arranged by Beijing Yunji and/or the Company.  Aerostrong and Beijing Yunji will share the profit generated from the Telecommunication Business in a manner to be agreed to in the Service Agreement.  The term of the Service Agreement will be no less than 15 years.  The parties will make proper arrangement on revenue collection, financial control and other aspects to ensure the repayment of Beijing Yunji’s financing and payment of service fees for the Projects, the details of which will be specified in the Service Agreement;

4.           To facilitate market development of the Projects, Aerostrong will establish a Network Business Department, the staffing of which will be specified in the Service Agreement.  Beijing Yunji will strictly comply with PRC laws, regulations and policies, especially those on internet security, information security and national security.  Aerostrong will have the right to supervise the quality and content of Beijing Yunji’s service to ensure Beijing Yunji’s lawful operation;

5.           Where a Project needs fiber connection for data transportation of its Telecommunication Business, the Company will provide to Aerostrong and/or Beijing Yunji access to the 34,000 km nationwide fiber optics network of which the Company has exclusive access rights, provided that the normal fees are paid to the fiber network operation company.  The Company will provide to Beijing Yunji its resources concerning the design, planning and engineering works of a WBA network in 29 major cities in China; and

6.           The parties will use their respective best efforts to complete follow up actions identified in the Aerostrong Business Agreement by the following dates: (i) the parties will draft, negotiate and sign the Services Agreement by end of December 2011; and (ii) when radio frequency licenses are needed during the course of the Telecommunication Business, Aerostrong will apply for such licenses as soon as possible and is required obtain approval from appropriate government agencies in the shortest time.

The Novi-Net and Montenegro Connect Networks and Related Agreements

On December 6, 2011, we entered into a Business Cooperation Agreement (“Herlong BCA”) with 7L and the other shareholders (collectively and including 7L “Shareholders”) of Herlong, a Cyprus limited liability company, to acquire a 75% equity interest in Herlong and (indirectly) its two operating subsidiaries, Novi-Net, a Croatia corporation, and Montenegro Connect, a Montenegro corporation.

The material terms of the Herlong BCA are as follows (investments by the Company called for in the Herlong BCA are reflected in Euro currency (€), and the approximate equivalent to US dollars ($) is set forth in parentheses immediately following each amount based on €1.00 = $1.31, which is the approximate exchange rate in effect on April 13, 2012):

1.           Herlong is a holding company and the sole shareholder of Novi-Net and Montenegro Connect (Novi-Net and Montenegro Connect collectively “Subsidiaries” and together with Herlong “Companies”).  Novi-Net holds radio frequency spectrum licenses in the Republic of Croatia suitable for delivery of WBA to household, business and government subscribers in Croatia.  Novi-Net owns existing infrastructure equipment and is currently delivering WBA to subscribers.  Montenegro Connect holds radio frequency spectrum licenses in the Republic of Montenegro suitable for delivery of WBA to household, business and government subscribers in Montenegro.  Montenegro Connect has not yet initiated commercial operations to offer WBA to subscribers.  Herlong has no operations, except for providing certain administrative functions related to the Subsidiaries;

2.           Herlong will cause to be issued prior to closing of the Herlong BCA sufficient additional shares of its common stock (“Herlong Common Shares”) that, as of closing, the Company will own 75%, 7L will own 23.6%, and the remaining Shareholders will own collectively 1.4% of the total Herlong Common Shares that will then be outstanding.  The Company will be entitled to transfer up to 24.1% of the total Herlong Common Shares without the consent of 7L.  Shareholders have the right to transfer all 25% of their Herlong Common Shares (“Shareholders’ Herlong Common Shares”) to a new holding company.  Any of the foregoing transfers will be subject to the terms of the mutual pledge agreements and escrow agreements described in Paragraphs 6 and 7 below.  The Shareholders Herlong Common Shares will not be subject to dilution, and all of the Herlong Common Shares will be subject to preemptive rights, rights of first refusal and tag along rights the Company considers to be similarly recited in other transactions of this nature.  The Herlong Common Shares will also be subject to drag along and exit rights further described in Paragraphs 9-12 below;

3.           The consideration the Company will provide in exchange for its 75% interest in the Herlong Common Shares (“Investor’s Common Shares”) is the full amount of cash and access to financing required to design, purchase, install, deploy and operate WBA network(s) in Croatia and Montenegro, including capital expenditures, operating expenditures, debt service and other negative cash flow through the date the overall operations of the Companies become cash flow positive (collectively, “the Investment”), consisting of at least the following minimum components of WBA equipment and service levels:

(a)           75 fully installed BTS, including antennas, radios and back-up batteries, lease payments on sites, and all civil works and towers required to make the sites legally and structurally amendable to installation of the BTS equipment;

(b)           Core network equipment, switches and software necessary to provide Wi-MAX, LTE or dual band Wi-MAX/LTE triple play (voice, data, video) WBA service to at least 150,000 total subscribers based on no more than a 300% over-subscription level (i.e. as many as 50,000 subscribers online simultaneously);

(c)           Provision for national transport of internet connectivity between core network equipment and remote cities, plus point-to-point backhaul via fiber or microwave;

(d)           Administrative, sales, marketing and customer support staff, office space and office equipment required to operate the WBA network(s);

(e)           Consumer premises equipment (“CPE”), dongles, tablets, handsets, Mi-Fi cards and other devices offered for sale to subscribers to enable connection to the WBA networks and carried as inventory for sale;

(f)           Taxes, license fees and other amounts accruing to governmental authorities in connection with operations of the WBA network(s); and

(g)           Debt service on any amounts borrowed from banks to finance any of the foregoing items or other elements of capital expenditures or operating expenses, as well as debt service on pre-existing debt, to be retired in the ordinary course and according to their various terms.

4.   The Company’s minimum cash commitment is €2,800,000 (~$3,668,000) (“Investor’s Commitment”), which is payable as €528,086 (~$691,793) that the Company is obligated to pay to ZTE prior to closing as a down payment on infrastructure equipment ZTE will deliver for the account of the Companies, €500,000 (~$655,000) that the Company will pay into the Companies at or prior to closing, at least €500,000 (~$655,000) that the Company will pay into the Companies within every 90 days following closing, and a partial payment of €271,914 (~$356,207) (or such other amount as will bring the total paid to €2,800,000) (~$3,668,000) that the Company will pay into the Companies within 360 days after closing;

5.          Prior to the closing of the Herlong BCA, Herlong will cause to be authorized an additional class of capital stock, known as “Redeemable Preference Shares.”  Redeemable Preference Shares have no voting, conversion or dividend rights, and will be issuable only to the Company or 7L.  Redeemable Preferred Shares will be issued at the rate of one share for each 1€ (~$1.31) previously invested or to be invested into or for the account of any of the Companies.  At or prior to closing, 7L will be issued 3,230,000 Redeemable Preference Shares, representing the amounts 7L has invested into the Companies prior to the effective date of the Herlong BCA, and the Company will be issued 1,028,068 Redeemable Preference Shares, representing the equipment down payment to ZTE and the payment to Herlong that will have been made as of closing of the Herlong BCA.  Herlong will redeem Redeemable Preference Shares annually as the Companies’ available cash flow allows, after due allowance and reserves for taxes, working capital and other contingent liabilities, at the rate of 1€ (~$1.31) per share.  The number of Redeemable Preference Shares held by each holder which will be redeemed will be pro rata to the total number of Redeemable Preference Shares outstanding at such time and the number held by each holder.  Following redemption of all outstanding Redeemable Preference Shares, all profits will be distributed, after due allowance and reserves for taxes, working capital and other contingent liabilities, pro rata as dividends to the holders of the Herlong Common Shares;

6.           Closing of the Herlong BCA is subject only to: (i) contingencies the Company does not expect to occur and considers to be similarly recited in other transactions of this nature; and (ii) the completion of certain corporate formalities described in the Herlong BCA, including, but not limited to, amendment of governance documents to allow for authorization and issuance of additional capital stock described in Paragraphs 2 and 4 above, resignation and appointment of certain officers and directors and establishment of banking resolutions, all of which formalities the Company also considers to be similarly recited in other transactions of this nature.  Closing will occur as soon as possible after completion of all described events, which the parties estimate will require two to three weeks.  Due to the proximity of the effective date and the completion of these events to the calendar year-end, which is also the fiscal year-end of all corporate parties, closing will occur no sooner than January 1, 2012;

7.           The Shareholders made certain representations and warranties (each a “Shareholders’ Warranty”) to the Company concerning the prior operations and absence of materially adverse events concerning the Companies, all in a form we consider to be similarly recited in other transactions of this nature.  As security for the Shareholders’ obligation to indemnify the Company from damages caused by the breach of any Shareholders’ Warranty, the Shareholders shall pledge all Shareholder Herlong Common Shares to a pledge agent in favor of the Company pursuant to a pledge agreement (“Pledge Agreement I”) and an escrow agreement (“Escrow Agreement I”).  The pledged Shareholders’ Herlong Common Shares represent the Company’s sole remedy for damages suffered as a result of the breach of any Shareholders’ Warranty.  For these purposes, Shareholder’s Herlong Common Shares are valued at €3,200,000 (~$4,192,000) (i.e. 25% x the current valuation of Herlong amounting to €12,800,000) (~$16,768,000).  Damages must exceed a minimum threshold of €100,000 (~$131,000) before the remedy may be invoked.  Except for any claim previously asserted and then pending, the pledged Shareholder’s Herlong Common Shares will be returned to Shareholders two years after closing of the Herlong BCA;

8.           The Company warrants to the Shareholders that it will pay the Investor’s Commitment in the amounts and times specified in Paragraph 3 above, that the equipment described in the Investment shall be delivered within 180 days following closing of the Herlong BCA, and that at least 50 BTS will be installed, operational and certified by ZTE within 360 days following the closing (“Investor’s Warranties”).  As security for Investor’s Warranties, the Company is required to pledge all of Investor’s Herlong Common Shares to a pledge agent in favor of the Shareholders pursuant to a pledge agreement (“Pledge Agreement II”) and an escrow agreement (“Escrow Agreement II”).  The pledged Investor’s Herlong Common Shares will represent the Shareholders’ sole remedy for Shareholders’ damages suffered as a result of the breach of any Investor’s Warranties.  For these purposes, Investor’s Herlong Common Shares are valued at €9,600,000 (~$12,576,000) (i.e. 75% x the current valuation of Herlong amounting to €12,800,000) (~$16,768,000).  Shareholders’ damages must exceed a minimum threshold of €100,000 (~$131,000) before the remedy may be invoked.  However, should the Company fail to comply with any of its undertakings described in this Paragraph 7, then the Share Pledge Agreement II will become immediately enforceable for the total pledged Investor’s Shares.  The pledged Investor’s Herlong Common Shares will be returned to the Company when: (i) the Company has paid the full Investor’s Commitment; (ii) the Company has fulfilled its obligations for the delivery and installment of at least 50 BTS; and (iii) when an Independent Accountant has confirmed that the Companies have achieved positive cash flow, after due allowance for reserves for taxes, working capital and other contingent liabilities;

9.           Shareholders are granted certain minority shareholder rights including the right of 7L to appoint (and to replace any vacancies as to) one member of Herlong’s board of directors. Certain corporate actions require the prior written consent of 7L’s appointed director.  The Company also undertakes to see that management of the Companies will prepare and at specified regular intervals to make available to the Shareholders certain financial statements and other information.  The Company considers the actions requiring consent of 7L’s appointed director and the scope of the Shareholders’ information rights to be similarly recited in other transactions of this nature.  To ensure continuity of management, certain key employees will be retained in their current capacities and compensation levels, and their termination requires the consent of 7L’s appointed director (except as to termination for cause);

10.           From the third anniversary of closing of the Herlong BCA forward, the Company will have the right to drag along the Shareholders in any transfer of all, but not less than all of Shareholder’s Herlong Common Shares upon the same consideration, terms, and other conditions as apply to the transfer of the Company’s Herlong Common Shares, provided that the Shareholders will not be required to participate if the price they are to receive for Shareholder’s Herlong Common Shares is less than the higher of the following:

(a)           The amount which arises from the product of the number “8” multiplied by the consolidated and combined EBITDA of the Companies, for the year prior to the exercise by the Company of its Drag Along Right, and further multiplied by the percentage which the Shareholders hold in the Common Shares, or

(b)           The amount which arises from the product of the number “1.5” multiplied by the consolidated and combined revenues of the Companies, for the year prior to the exercise by the Company of its Drag Along Right, and further multiplied by the percentage which the Shareholders hold in the Common Share;.

11.           The Shareholders are granted exit rights based on either of the following alternative common goals of the parties:

(a)           The listing of Herlong’s Common Shares on any of the following stock exchanges: NASDAQ, AMEX, NYSE, the stock exchange of Toronto, Frankfurt, Amsterdam, Hong Kong or London; or

(b)           A share swap of the Shareholder’s Herlong Common Shares for the Company’s Shares followed by the listing of the Company’s Shares on any of the following stock exchanges: NASDAQ, AMEX or NYSE. Such exchange of the Shareholder Herlong Common Shares with the Company’s Shares shall be based on the following valuation:

(i)       The Shareholders’ Herlong Common Shares will be valued under the same formula as described in Paragraphs 10(a) and (b) above; and

(ii)       Each of the Company’s Shares will be valued at the volume-weighted average of the closing price of shares being traded on any Major Exchange upon which the Company’s Shares are listed from time to time, for the ten-day trading period immediately preceding the date of the roll up.

(iii)      As to any share swap, the Shareholders shall be entitled to demand and piggyback registration rights with respect to the Company’s Shares on terms at least equal to those granted Isaac Organization, provided that the Shareholders’ right to exercise their piggyback registration rights shall be contingent upon Isaac Organization also exercising its piggyback registration rights.

(iii)      As to any share swap, the Shareholders will be entitled to demand and piggyback registration rights with respect to the Company’s Shares on terms at least equal to those granted Isaac, provided that the Shareholders’ right to exercise their piggyback registration rights shall be contingent upon Isaac also exercising its piggyback registration rights;
12.           If the effect of any consideration payable to the Shareholders by exercise of the Company’s Drag Along Right described in Paragraph 10 above or the Shareholders’ exit rights described in Paragraph 11 above would subject the Shareholders to withholding tax under the United States of America law known as the Foreign Account Tax Compliance Act, Shareholders have the right to elect payment of the consideration in the form of cash based on the same formula as set forth in the respective Paragraph 10 or 11 for determining the price to be received by the Shareholders for their Herlong Common Shares;

13.           If the Company does not provide 7L an exit based on either alternative described in Paragraph 10 above by December 31, 2016, 7L has the right to drag along the Company in any transfer of all, but not less than all of Investor’s Herlong Common Shares, upon the same consideration, terms and other conditions as apply to the transfer of Shareholders’ Herlong Common Shares, provided that the Shareholders shall not be required to participate if the price they are to receive for Investor’s Common Shares is less than the higher of the following:

(a)           The amount which arises from the product of the number “6” multiplied by the consolidated and combined EBITDA of the Companies, for the year prior to the exercise by the Shareholders of their Drag Along Right, and further multiplied by the percentage which the Company holds in the Herlong Common Shares, or

(b)           The amount which arises from the product of the number “1.5” multiplied by the consolidated and combined revenues of the Companies, for the year prior to the exercise by the Shareholders of their Drag Along Right, and further multiplied by the percentage which the Company holds in the Herlong Common Shares; and

14.           The Herlong BCA is governed by and construed in accordance with the laws of the Republic of Cyprus.  All disputes arising under the Herlong BCA will be resolved by arbitration conducted in Cyprus and in the English language before a panel of three arbitrators in accordance with the United Nations Commission on International Trade Law (UNCITRAL) Arbitration Rules in effect at the time of the arbitration.

On April 2, 2012, which is after the period ended December 31, 2011 to which this Report primarily relates, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (~$655,000) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (~$691,793) deposit on an initial equipment order placed with ZTE Corporation.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of the total shares issued and outstanding, as well as 1,028,086 Redeemable Preference Shares.

The VeratNet Network and Related Standby Business Cooperation Agreement

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement (“Standby BCA”) with 7L and the other shareholders (collectively and including 7L, “Shareholders”) of Kerseyco Trading Limited (“Kerseyco”), a Cyprus limited liability company, to acquire at least a 51% equity interest in Kerseyco and (indirectly) its operating subsidiary, VeratNet, a Serbia corporation.

The material terms of the Standby BCA are as follows (investments by the Company called for in the Standby BCA are reflected in Euro currency (€), and the approximate equivalent to US dollars ($) is set forth in parentheses immediately following each amount based on €1.00 = $1.31, which is the approximate exchange rate in effect on April 13, 2012):

1.           VeratNet’s operations include, but are not limited to, providing WBA services to subscribers in Serbia using radio frequency spectrum licenses granted by appropriate governmental authorities in Serbia.  VeratNet’s assets that are used exclusively or primarily to deliver WBA services include 11 fully installed BTS and related network core equipment;

2.           The Company has been negotiating with 7L (who is acting on behalf of itself and the other current Shareholders of Kerseyco) for the Company to acquire a majority interest in Kerseyco.  Such negotiations have occurred in tandem with negotiations for the Company to also acquire a majority interest in Herlong.  7L is also a shareholder in Herlong.  The parties to the Kerseyco transaction have reached agreement on all material terms of a Business Cooperation Agreement (“Kerseyco BCA”), in a form substantially similar to the Herlong BCA, but for logistical reasons, including the Company’s public disclosure obligations as a United States of America public company, the parties to the Kerseyco BCA require additional time to assemble all schedules that will be included in the Kerseyco BCA.  The parties expect to sign the Kerseyco BCA by January 15, 2012 and to close the Kerseyco BCA by February 15, 2012.  The parties are entering into the Standby BCA so that the Company can proceed with negotiations with its equipment vendor, ZTE, and with preliminary engineering in preparation for the improvements to VeratNet’s WBA infrastructure assets contemplated in the Kerseyco BCA;

3.           The Company will acquire a 51% equity interest in Kerseyco (“Investor’s 51% Investment”) in exchange for all capital expenditures, operating expenses, debt service, and other negative cash flow through the date the overall operations of Kerseyco and VeratNet become cash flow positive, including the full cost and/or financing to design, purchase, install and deploy 11 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support and office space required at such subscriber service levels.  The Company’s minimum cash commitment (“Investor’s 51% Cash Commitment”) for the Investor’s 51% Investment is €2,400,000 (~$3,144,000), payable as (i) the full value of the down payment for any of the equipment included in the Investor’s 51% Investment that the Company has paid to ZTE prior to closing of the Kerseyco BCA; (ii) €350,000 (~$458,500) at closing of the Kerseyco BCA; and (iii) installments of at least €250,000 (~$327,500), each payable every 90 days following closing of the Kerseyco BCA until Investor’s 51% Cash Commitment is paid in full;

4.           At such time as is advantageous, either before or after the signing or closing of the Kerseyco BCA, the Company may decide to increase its equity interest in Kerseyco to 65% (“Investor’s 65% Investment”) in exchange for an increased level of capital expenditures, operating expenses, debt service and other negative cash flow associated with expanding VeratNet’s WBA network to a total of 26 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support and office space required at such subscriber service levels.  The Company’s minimum cash commitment (“Investor’s 65% Cash Commitment”) for the Investor’s 65% Investment is €3,000,000 (~$3,930,000), which amount is inclusive of Investor’s 65% Cash Commitment, payable as: (i) the full value of the down payment for any of the equipment included in the Investor’s 65% Investment and not previously paid to ZTE pursuant to Investor’s 51% Investment; (ii) the same €350,000 (~$458,500) at closing of the Kerseyco BCA, if the Company decides to make the Investor’s 65% Investment instead of the Investor’s 51% Investment; and (iii) additional installments of at least €250,000 (~$327,500), each payable the earlier of every 90 days following closing of the Kerseyco BCA or following the last payment made pursuant to the Investor’s 51% Investment until Investor’s 65% Investment is paid in full;

5.           At such time as is advantageous after the tlosing of the Kerseyco BCA, either as a result of subscriber growth within VeratNet’s existing license territory, and/or if VeratNet is awarded licenses covering additional geographic regions in Serbia, the Company may increase its equity interest in Kerseyco to 75% (“Investor’s 75% Investment”) in exchange for an increased level of capital expenditures, operating expenses, debt service and other negative cash flow associated with expanding VeratNet’s WBA network to a total of 50 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support and office space required at such subscriber service levels.  The Company’s minimum cash commitment (“Investor’s 75% Cash Commitment”) for Investor’s 75% Investment is €4,200,000 (~$5,502,000), payable as (i) €400,000 (~$524,000) upon the Company’s decision to increase to Investor’s 75% Investment; (ii) the amount required as down payment on any of the equipment included in Investor’s 75% Investment and not previously paid to either ZTE or the Company  pursuant to Investor’s 51% and 65% Cash Commitments combined; and (iii) additional installments of at least  €250,000 (~$327,500, each payable the earlier  of every 90 days following closing of the Kerseyco BCA or following the last payment made pursuant to Investor’s 51% and/or 65% Cash Commitment, until Investor’s 75% Cash Commitment is paid in full;

6.           The Company shall be issued shares of Kerseyco’s Common Stock commensurate with making Investor’s 51%, 65% and 75% Investment.  Whenever the Company’s equity interest in Kerseyco is increased, such increase may be achieved by any combination of transfer of shares of Common Stock from other Shareholders or issuance of new additional shares, in the discretion of Kerseyco’s board of directors;

7.           The Company’s Cash Commitments described in Paragraphs 3(c), 4(c), and 5(c) above are each subject to a limitation that at such time as an Independent Accountant confirms, based on audited financial statements, that the operations of Kerseyco and VeratNet have achieved cash flow positive (after due allowance for reserves for taxes, working capital and other contingent liabilities), any future payments called for under such Paragraphs (i.e. 3(c), 4(c) or 5(c))will be deferred;

8.           The Company and 7L shall each be entitled to Redeemable Preference Shares, as that term is understood and at the same issuance price and redemption rate described in the Herlong BCA.  At closing of the Kerseyco BCA, 7L is entitled to 7,000,000 Redeemable Preference Shares.  At closing of the Kerseyco BCA, Investor is entitled to that number of Redeemable Preferred Shares representing the value of the amount the Company pays at closing, plus such amount as the Company pays to ZTE prior to closing of the Kerseyco BCA and which is credited against either Investor’s 51% , 65% and 75% Investment, as the case may be.  The Company and 7L are each entitled to additional Redeemable Preference Shares based on amounts either invests from time to time either after closing of the Kerseyco BCA or prior to closing of the Kerseyco BCA and not paid or incurred as of the Effective Date of the Standby BCA; and

9.           The Standby BCA is a full binding and enforceable contract as of its Effective Date.  For the avoidance of doubt, all terms of the Herlong BCA not unique to or inconsistent with the Standby BCA are incorporated by reference in the Standby BCA, and the term “Shareholders” has the same meaning as the Herlong BCA with the substitution of the shareholders of Kerseyco for the shareholders of Herlong.

As of the date of this Report, we have not closed completed or executed the Kerseyco BCA and have not closed our acquisition of Kerseyco and its operating subsidiary VeratNet.

Line of Credit Promissory Note with Weal Group, Inc.

On March 5, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, the Company entered into a Line of Credit Promissory Note with Weal Group, Inc. (“Weal”) in the principal amount of $1,052,632 (“Weal Note”).  The disbursement amount of the Weal Note is $1,000,000.  Weal will retain a 5% Holdback as a set-up fee and compensation for Weal’s due diligence.  The difference between the disbursement amount and the principal amount represents the 5% Holdback fee.  The Maturity Date of the Weal Note is March 5, 2013.  The Company has the right to prepay the Weal Note in whole or in part prior to its Maturity Date and without penalty.  The Weal Note bears interest on its principal amount at 10% per annum.  The Weal Note provides, as in the Isaac Second Note, a conversion feature granting an option to convert all or a portion of the balance of principal and interest due under the Weal Note to Shares.  The details of the conversion feature will be agreed to between the parties to the Weal Note when the Company has additional authorized Shares available for issuance and when Isaac and the Company have agreed to a conversion feature as to the Isaac Second Note. Weal will have the same option to convert that Isaac will have when it is agreed to between the Company and Isaac with respect to the Isaac Second Note.  Upon that agreement, the parties to the Weal Note will enter into an amendment to reflect the agreed upon conversion feature.
Stock Purchase Agreement with Zapna

On April 3, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, the Company, through our wholly owned subsidiary, Gulfstream (collectively “the Purchaser”), entered into a Stock Purchase Agreement (“Zapna SPA”) with Zapna, and Omair Khan, Zapna’s sole shareholder (“Seller”).

The material terms of the Zapna SPA are as follow:

1.           Zapna’s capital stock consists of 100 authorized shares (“Zapna Stock”), of which all 100 shares have been issued to Seller.  Seller will cause 75 shares of Zapna Stock (“Purchased Zapna Shares”) to be transferred to Gulfstream;

2.           The Purchase Price for the Purchased Zapna Shares is 6,000,000 shares of our Series A Common Stock (“the Zapna Purchase Price”), which we will cause to be issued in the name of Alhamd Holding Company, a new Danish corporation Seller is in the process of forming, or otherwise as Seller shall direct.  The Company warrants the total value of the Shares will be at least $200,000 as measured by the closing price per Share over the ten trading days immediately following the closing (“Valuation Calculation” and “Valuation Date”).  If the total value of the Shares being issued to Seller is less than $200,000 on the Valuation Date, the Company will issue and deliver to Seller within ten business days of the Valuation Date that number of additional shares of the Company’s Series A Common Stock that will represent the difference between $200,000 and the total value of the Zapna Purchase Price, based on the Valuation Calculation (“Price Protection Shares”);

3.           The Closing took place when the parties signed the Zapna SPA on April 3, 2012, with the exchange of Shares described above to follow as expeditiously as possible;

4.           Seller also intends to hold his remaining 25 shares of Zapna Stock in the name of Alhamd Holding Company.  Seller and/or Alhamd Holding Company have agreed to pledge all 25 shares of Zapna Stock (“Pledged Zapna Shares”) and all 6,000,000 of the Zapna Purchase Price Shares in favor of Gulfstream as collateral for any liability of Seller to the Company or Gulfstream for any claim for indemnification pertaining to breach of any representation or warranty by Seller to Gulfstream pursuant to the Zapna SPA.  Such pledge of the Zapna Stock and Shares will be pursuant to the pledge agreement attached as Schedule 1 to the Zapna SPA (“Zapna Pledge Agreement”).  Subject to the Zapna Pledge Agreement, the pledge agent will release to Seller or as Seller directs: (i) the Zapna Purchase Price Shares 180 days following the closing; and (ii) the Pledged Zapna Shares on the third anniversary of the closing;

5.           Zapna’s board of directors is to be comprised of five directors, of which Gulfstream shall have the right to appoint three and Seller the right to appoint two. Sellers’ directors have veto rights over certain fundamental business decisions of Zapna, including purchase of subsidiaries, public listing of Zapna’s Stock, declaring bankruptcy or similar proceedings, or termination of the employment of any of the three members of Zapna’s senior management, Hamad Raza, Omair Khan and Connie Duedahl;

6.           Hamad Raza, Omair Khan and Connie Duedahl will be eligible to participate in our 2012 Stock Option and Incentive Plan on the same basis as other senior management representatives of the Company of equal rank and upon similar criteria for award of options, provided that Zapna’s financial performance shall expressly be a criterion. Hamad Raza shall continue to act as Zapna’s Chief Executive Officer at a salary reflected in a 2012 budget Purchaser has approved.  Purchaser has agreed to cover Zapna’s budgeted negative EBITDA, as reflected in the approved 2012 budget;

7.           Purchaser has agreed to assist Zapna in obtaining a favorable distributorship and other contractual relationships with Taisys Holding Co., Ltd. and its subsidiaries.  We have also agreed to provide Zapna access to and favorable relationships with each of the Company’s current and future operating subsidiaries.  The Company and Zapna have agreed to develop a strategic plan to exploit synergies between their respective operations as soon as the strategic plan has been approved and signed by the parties to the Zapna SPA, all of which shall occur within three months of the signing of the Zapna SPA; and

8.           Seller is granted certain “tag along” rights and rights of first refusal in the event Purchaser seeks to sell a controlling interest in Zapna, upon terms we believe are standard in transactions of this nature.  Seller and Gulfstream have made certain representations and warranties regarding the corporate and financial status of the Seller and the Purchaser and their respective past operations, also upon terms the Company believes are standard in transactions of this nature;

Terminated Agreements

In addition to certain agreements described above that have been amended, restated or superseded by the terms of a subsequent agreement between the Company and the same contracting party, the Company was previously party to but has terminated the agreements described below.

Agreement with Excel Era Limited

On February 9, 2010, the Company and Excel Era Limited, a Hong Kong corporation (“Excel”) entered into a stock purchase agreement (“Excel Agreement”).  The Excel Agreement provided for Excel to acquire 159,599,803 shares the Series A Common Stock (representing 36% of the total shares outstanding) in exchange for the payment of $480,000,000.  The purchase price was payable in four installments.  The first installment of $1,000,000 million was paid at closing on February 9, 2010.  A second installment of $29,000,000 million was due on or before February 15, 2010.  The third installment of $210,000,000 was due on or before March 1, 2010.  The fourth installment of $240,000,000 was due on or before June 1, 2010.  Under the Excel Agreement, Excel had the right to appoint one new member to Company’s Board of Directors.  The Excel Agreement prohibits Excel from transferring a variable portion of the total shares issued to Excel at closing until Excel has paid the corresponding portion of the total purchase and provides for return or cancellation of such variable portion of the total shares in the event Excel fails to pay the equivalent portion of the total purchase price.

On February 15, 2010, we entered into a first amendment to the Excel Agreement with Excel (“First Excel Amendment”).  Under the First Excel Amendment, we agreed that Excel would pay the combined total of the Second and Third Installments called for under the Excel Agreement on or before March 5, 2010.

On March 5, 2010, we entered into a second amendment to the Excel Agreement with Excel (“Second Excel Amendment”).  The substantive terms of the Second Excel Amendment reduces the number of shares of the Company’s Class A Common Stock to be purchased by Excel from 159,599,803 (representing 36% of the total issued and outstanding shares) to 106,399,869 (representing 24% of the total issued and outstanding shares).  The total purchase price was reduced from $480,000,000 to $320,000,000, and the installment dates and amounts were amended such that, in addition to $1,000,000 paid at closing on February 9, 2010, $239,000,000 was due on or before March 31, 2010; and $80,000,000 is due on or before December 31, 2010.  The number of shares Excel is prohibited from transferring and which are subject to return or cancellation upon failure to make any installment when due is adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On April 1, 2010, the Company exercised its right to terminate the Excel Agreement, as amended by the First Excel Amendment and the Second Excel Amendment (collectively, “Excel SPA”).    In terminating the Excel SPA, the Company reserved its rights and remedies against Excel under the Excel SPA and in connection with all representations by Excel associated therewith.  We have cancelled the 159,599,803 shares of Series A Common Stock that were issued to Excel.

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

On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Amendment”).  The First Amendment to Trussnet Delaware Professional Services Agreement required Trussnet Nevada to commence paying Trussnet Delaware invoices for professional services rendered to Trussnet Nevada at the rate of $10 million per month through the issuance of Shares at a conversion price equal to the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price on the OTCBB for the previous ten days prior to each payment due date.

The Company issued 90,890,640 Shares to Trussnet Delaware in full payment of $47,017,934 for all of the professional services Trussnet Delaware rendered to Trussnet Nevada.  The Term of the Trussnet Delaware Professional Services Agreement, as amended, expired on April 9, 2010.  Except for the implied extension of credit, the Company believes that all professional services Trussnet Delaware provided to Trussnet Nevada were provided at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations with unrelated parties.

Competition

The China, Peru, Croatia, Montenegro and Serbia markets for WBA, voice and related services are highly competitive.  We compete with existing suppliers and new competitors who continue to enter the markets in each of these countries.  VelaTel Peru, GBNC, VN Tech , NGSN Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet compete with several other major WBA and related companies.  Many of these competitors are well established with larger and better developed WBA and telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than do VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Novi-Net, Montenegro and VeraNet.  Competitors in any of these markets may reduce the prices of their services and/or products significantly or may offer WBA connectivity packaged with their other products or services that none of our businesses can offer to its subscribers.

We also expect existing and prospective competitors to adopt technologies or business plans similar to our business plans for VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet or seek other means to develop services competitive with these companies, particularly if their services prove to be attractive in their respective target markets.  There can be no assurances that there will be sufficient customer demand for services offered over the various networks we are deploying in the same markets to allow multiple operators to succeed.  The industries in which we operate are continually evolving.  Our services may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all.  Other competing technologies may be developed that have advantages over WBA technology protocols that we employ.  Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which VelaTel Peru, GBNC, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet can deploy their respective networks and/or businesses, which may allow those operators to compete more effectively.  Similarly, competitors who distribute goods and services similar to those offered by VN Tech and Zapna may employ superior technologies, more competitive pricing, or both.

Effects of Government Regulation

The regulatory authorities in each of the countries where we do business have significant discretion in granting licenses, permits and authorizations requisite for the operation of our subsidiaries and other projects.  These regulatory authorities may have no obligation to renew the licenses, permits and authorizations when they expire.  As a result, those authorities may refuse to grant any licenses, permits or authorizations, or renewals thereof, that VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet may seek for the operations of their respective businesses. any of our operating subsidiaries or joint venture partners do not receive the necessary licenses, permits and authorizations, they may have to cease operations or contract operations with third parties who hold the appropriate licenses, permits and authorizations.  Additionally, even where  our operating subsidiaries or joint venture partners currently hold licenses, permits or authorizations or successfully obtain licenses, permits or authorizations in the future, they may be required to seek modifications to the licenses, permits or authorizations or the regulations applicable to the licenses, permits or authorizations to implement the Company’s business strategy.  The occurrence of any of these events would have a material adverse effect on our businesses.

VelaTel Peru’s acquisition, lease, maintenance and use of WBA and other licenses and concessions are extensively regulated by Peru’s Ministry of Transportation and Communication (“MTC”).

GBNC, VN Tech, NGSN, Aerostrong, and Sino Crossings are subject to extensive regulation that could limit or restrict their respective activities.  The acquisition, lease, maintenance and use of WBA and/or other licenses issued to or requested by GBNC, NGSN, Aerostrong and Sino Crossings are extensively regulated by the PRC Ministry of Industry and Information Technology (“MIIT”).  MIIT also regulates and approves certain aspects of the use by telecommunications carriers of equipment distributed by VN Tech.

The acquisition, lease maintenance and use of WBA and other licenses and concessions by Novi-Net, Montenegro Connect and VeratNet are extensively regulated by the Croatian Post and Electronic Communication Agency (“CPECA”) for Croatia, the Electronic Communications and Postal Services of Montenegro (“ECPSM”) for Montenegro, and the Republic Agency for Electronic Communications (“RAEC”) for Serbia.  Regulations promulgated by the MTC (in Peru) the MIIT (in the PRC), the CPECA (in Croatia), the ECPSM in Montenegro, and the RAEC in Serbia, are subject to change over time.  In addition, a number of other laws and regulations apply to the business of our operating subsidiaries and joint venture partners.

These laws and regulations and their application to our businesses are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in Peru, China, Croatia, Montenegro and Serbia.  Current or future regulations may directly affect the breadth of services our operating subsidiaries and joint venture partners are able to offer and may affect the rates, terms and conditions of services they can provide to the public for a fee.  Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affect the business of our operating subsidiaries and joint venture partners indirectly.

In addition,  the regulatory authorities in any of the countries where we operate may in the future restrict the ability to manage subscribers’ use of their respective networks and/or businesses, thereby limiting the ability to prevent or manage excessive bandwidth demands on our networks.  Conversely, regulators in any given country may limit the bandwidth to be used by subscribers’ applications or customers, in part by restricting the types of applications that may be used over these networks and businesses  If  applicable regulatory authorities were to adopt regulations that constrain the ability to employ bandwidth or fiber management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of their services for all subscribers.  A decline in the quality of the services or products provided could result in loss of customers or litigation from dissatisfied subscribers.  Any of these developments could have a material adverse effect on our business.

Any of our operating subsidiaries or joint venture partners may engage in business activities that regulators consider to be outside their authorized scope of their WBA licenses or permitted activities.  For companies that exceed the scope of their business licenses or permitted activities or operate without a license or needed approval in the past, but are now compliant, as well as for any companies that may currently operate without the appropriate licenses, renewals or approvals or outside the scope of their business licenses or permitted activities, the relevant regulatory authorities have the authority to impose fines or other penalties.  These fines or penalties can be sometimes as much as five to ten times the amount of the illegal revenues generated by these companies and may require the disgorgement of profits or revocation of the business licenses, permits or authorizations of the offending company.   Fines or penalties of this nature might have a material adverse effect on our business.

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds the Company has on hand will be deposited in interest bearing notes, such as term deposits or short-term money instruments.  There are no investment restrictions on funds held by the Company.  Presently, the Company does not have any excess funds to invest.

Employees

As of the period ended December 31, 2011, the Company had approximately 76 employees, all of which were considered full-time employees, which excludes employees who work exclusively for one or more of our subsidiaries.  As of the date of this Report, the Company has one employee.  Most of our former employees are working for the Company as Independent Contractors.

Patents and Trademarks

We do not hold any patents or material trademarks.  However, we are in the process of having “VelaTel” and other local brand names and website domains trademarked in the United States and in the other locations in which we are doing business or anticipate doing business.

Environmental Expenditures

We have not made any material expenditure on compliance with environmental laws or regulations in connection with any of our businesses world-wide.

Available Information

Shareholders may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.  Shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by accessing http://www.sec.gov.  The address of our website is http://www.chinatelgroup.com.

ITEM 1A.                      RISK FACTORS.

This Report contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition and results of operations could be adversely affected and the price of our Shares could decline and we might be forced to cease operations.

General Business Risk Factors

We may not be able to pay our current obligations.  Our auditors have issued a going concern opinion with respect to our financial statements.  If we are not able to raise substantial additional capital in a timely manner we may be forced to cease operations.

We will require substantial additional capital to finance our planned business operations and expect to incur operating losses in future periods, due to the expense of deploying the VelaTel Peru, GBNC,, NGSN, Aerostrong, Novi-Net, Montenegro Connect and VeratNet networks and/or businesses we are deploying in China, Peru, Croatia, Montenegro and Serbia.  We have not realized material revenue since our inception and cannot assure you that we will be successful in generating revenues in the future.  Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

If we are not able to raise substantial additional capital in a timely manner from Isaac or other sources, we may lose our rights to participate in the operation of the all of the WBA networks we are deploying in China, Peru, Croatia, Montenegro and Serbia.  We may not be able to deploy the Sino Crossings fiber project as well.  In each case, we may be forced to cease operations.  Moreover, any agreement we may enter into for additional capital may discourage other equity investments during the term of any such agreement.

We are an unproven development stage company and should be considered speculative and highly risky to investors.

The Company has only recently embarked on the business plans and strategies described in this Report. Potential investors should be aware of the risk and difficulties encountered by a new enterprise in the WBA business in Peru, China, Croatia, Montenegro and Serbia, especially in view of the intense competition from existing businesses in the same industry sector.

We currently do not have the funds necessary to conduct any meaningful business activity.  As of December 31, 2011, we had $183,457 of cash and approximately $20.1 million in current liabilities.  Since our inception, we have incurred accumulated losses of approximately $252.8 million.  We are in default on the payment of approximately $0.4 million of our Convertible Note Purchase Agreements and on our Amended and Restated Convertible Note Purchase Agreements.

The Company has a lack of revenue history, and investors cannot view the Company’s past performance since it is a start-up company.

There is no assurance that the Company’s intended activities will be successful or result in significant revenue or profit to the Company.  We face all risks that are associated with any new business, such as under-capitalization, insufficient cash flow and personnel, financial and resource limitations, as well as special risks associated with its proposed operations. There is no assurance that we will be successful in implementing our business plans and strategies.

The Company has no meaningful operating history and minimal assets which may impair its ability to raise capital and to sustain operations, which could cause failure of the Company.

The Company is considered a "start-up" operation and, as such, it has no material operating history, little revenue and little earnings from operations.  We have minimal assets and limited financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until we further develop VelaTel Peru, GBNC, NGSN, Aerostrong, Novi-Net, Montenegro Connect and VeratNet, which is not expected to occur until we receive sufficient proceeds from additional capital raising.  The Company has incurred a net operating loss that will continue until we more fully implement our business plans and strategies, and are producing sufficient revenues to break even. There can be no assurance that our operations will become profitable in the near future or at all.

The limited operating history or lack thereof may not serve as an adequate basis to judge the future prospects and results of operations of  our operating subsidiaries and joint venture partners.

VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Novi-Net, Montenegro Connect, VeratNet and Zapna have a limited or no operating history providing WBA services, fiber services and/or related products that enable WBA services providers to connect to their respective networks.  Accordingly, one cannot evaluate the viability and sustainability of their businesses.  You should consider their future prospects in light of the risks and uncertainties that other Peru, the PRC Croatia, Montenegro and Serbia based companies with limited operating history have experienced.  Some of these risks and uncertainties relate to their ability to, among other things, include the following:

1. Attract, retain and motivate qualified personnel;

2. Maintain effective control of their costs and expenses;

3. Expand their market share; and

4. Raise sufficient capital to sustain and expand their businesses.

If they are unsuccessful in addressing any of these risks and uncertainties, their competitiveness and their future growth, as well as ours, would be adversely affected.

Most of our executive officers and directors do not have experience in managing a public company.  In addition, we have not established enough internal control procedures over our financial accounting.

Almost all of our executive officers and directors do not have the training or experience in managing and fulfilling the regulatory reporting obligations of a public company.  We have to hire professionals to undertake these filing requirements, which will increase the overall cost of our operations.  We have not yet established enough internal control procedures over our financial reporting.

The Company may have a shortage of working capital in the future which could jeopardize its ability to carry out our business plans and strategies.

The Company’s capital needs consist primarily of operating overhead and funding the deployment of  our networks and other businesses.  At the present time, we have not raised enough capital to fully fund all of these projects.  If we are unsuccessful in raising the needed capital, we may need to abandon one or more of our projects in Peru, China, Croatia, Montenegro or Serbia.

The Company may, in the future, issue debt having priority, which, if foreclosed, could cause loss of some or all of the Company’s assets or business.

While management has no immediate plans to issue any securities that would have a higher priority in terms of repayment or be secured by Company assets than those unsecured Convertible Note Purchase Agreements and the Amended and Restated Convertible Note Purchase Agreements (“collectively, Convertible Notes”) previously sold, these plans may change in the future.  In the event the Company defaults on its obligations to repay all sums due pursuant to the Convertible Notes, the holders of our Convertible Notes will have the same rights as any of the Company's other unsecured creditors, and the assets of the Company at that time may be insufficient to repay all of its creditors in full.

The Company may not be able to manage its growth effectively, which could adversely affect the Company’s operations and financial performance.

The ability to manage and operate the Company’s businesses as it executes its development and growth strategy will require effective planning.  Significant rapid growth could strain our internal resources and exacerbate other problems that could adversely affect our financial performance.  We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources in the immediate future.  The ability to manage future growth effectively will also require the Company to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve the Company’s operational, financial and management controls and procedures.  If we fail to manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

We may not voluntarily implement various corporate governance measures, in the absence of which, stockholders may have reduced protections against insider director transactions, conflicts of interest and other matters.

At this time, we are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or NASDAQ, such as independent directors and audit committees.  It is possible that, if the Company were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The success of the Company’s business is dependent on its ability to retain the Company’s existing key employees and to add and retain senior officers to its management team.

Our success will depend largely on the expertise and reputation of George Alvarez, our Chairman of the Board and Chief Executive Officer, and the other members of our senior management team, including Colin Tay, our President, Mario Alvarez, our Chief Operating Officer, Carlos Trujillo, our Chief Financial Officer, Kenneth L. Waggoner, our Executive Vice President Legal, General Counsel and Corporate Secretary and Kenneth Hobbs, our Vice President of Mergers and Acquisitions.  With the exception of Mr. Tay, none of our senior management team is a party to an employment agreement.  In addition, we intend to hire additional highly skilled individuals to staff our operations in China, Peru, Croatia, Montenegro and Serbia.  Loss of any of our key personnel, or the inability to recruit and retain qualified individuals for our operations, could adversely affect our ability to implement our business strategy and operate our businesses.

We have contracted a significant amount of our operations through independent contractors; accordingly, this subjects us to a number of significant risks.

Since our acquisition of Trussnet Nevada, we have contracted with independent contractors to perform services, representing substantially all of our operations, including the engineering, architectural and deployment services we provide to VelaTel Peru, GBNC, NGSN, Aerostrong, Novi-Net, Montenegro Connect and VeratNet.  If our independent contractors performed their services in an unsatisfactory manner, it would have a material adverse effect on our business.

Our officers and directors own a substantial amount of our common stock and will be able to control the vote on matters submitted to our stockholders.

Our directors and officers currently own 106,838,745 Shares, representing 13.3% of the outstanding Shares.  Our Chairman and Chief Executive Officer holds irrevocable proxies for 66,909,089 shares of our Series B Common Stock.  Our President owns 66,909,088 shares of our Series B Common Stock.  Series B Common Stock shareholders are entitled to ten votes per share on any issue presented to our shareholders.  As a result, our officers and directors control the vote on any issue presented to the shareholders of the Company and can effect transactions without the consent of other shareholders.  It is unlikely any shareholder or group of shareholders could replace the existing directors or officers.  This concentration of beneficial ownership may also have the effect of delaying or preventing a change in control or being listed on a major stock exchange.

There may be limited liquidity for our Shares, and our shareholders may have difficulty selling their Shares.

Our Shares are quoted on the OTC Markets Group, Inc.’s electronic quotation system.  However, due to the possibility of limited trading volume (which has not be the case so far), our shareholders may not be able to sell their Shares in an organized market.  If this happens, our shareholders might not receive a price per Share which they might have received had there been a larger public market for our Shares.

Our Shares are “penny stocks” and are covered by Section 15(g) of the Exchange Act.  Federal securities laws impose additional sales practice requirements on broker/dealers who sell Shares, including the delivery of a standardized disclosure document; disclosure and confirmation of quotation process; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our Shares, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of its, his or her Shares.

Sales of our Shares will dilute the interests of our existing shareholders.

We may seek additional funds through the sale of our Shares.  This will dilute the percentage ownership of our existing shareholders.  The magnitude of this dilution will be determined by the number of Shares we will have to issue in the future to obtain the funds required.  In addition to the dilutive effect of Shares previously issued pursuant to the various Stock Purchase Agreements with Isaac,  the credit line promissory notes with Isaac, with Weal Group, and with others include an option for the note holder at any time to convert all or any portion of the balance of principal and interest due under the promissory notes to Shares when the Company has additional authorized Shares available for issuance.  To the extent any such Shares are issued, there will be a proportionate dilution of the shareholders of our Shares.

The number of our authorized Shares and our Series B Common Stock may discourage unsolicited takeover attempts.

We recently amended our Articles of Incorporation to increase our authorized Shares from one billion to two billion. The additional authorized Shares, together with the number of our outstanding Series B Common Stock, may have the effect of discouraging unsolicited takeover attempts, potentially limiting the opportunity for our shareholders to dispose of their Shares at a premium, which is often offered in takeover attempts or that may be available under a merger proposal.

The two billion authorized Shares and the issuance of 66,909,088 shares of our Series B Common Stock to our President, together with the 66,909,089 Series B Common Stock irrevocable proxies held by our Chief Executive Officer, may make it impossible for our shareholders to change management of the Company.

Our two billion authorized Shares and the issuance of 66,909,088 shares of our Series B Common Stock to our President and the 66,909,089 Series B Common Stock irrevocable proxies held by our Chief Executive Officer, may have the effect of permitting our current senior management, including the current members of our Board of Directors, to retain their positions and place them in a better position to resist changes that shareholders wish to make, if they are dissatisfied with the conduct of the Company’s business.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution and distractions from our core business.

We may enter into strategic transactions and acquisitions of other assets and businesses.  Any such transactions can be risky, may require a disproportionate amount of our management and financial resources, and may create unforeseen operating difficulties or expenditures, including, but not limited to:

1.           Difficulties in integrating acquired technologies and operations into our business, while maintaining uniform standards, controls, policies and procedures;

2.           Obligations imposed by counterparties in such transactions that limit our ability to obtain additional financial funding or to compete our existing projects, or specific lines of business, or other aspects of their operational flexibility; and

3.           Inability to predict or anticipate market developments and capital commitments relating to our projects, businesses or required technologies.

The anticipated benefit of any of our strategic transactions may never materialize.  Future investments, acquisitions, dispositions or similar arrangements could result in dilutive issuances of our Shares, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition.  Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.  We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material adverse effect on our business.

If shareholders sought to sue our officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in Peru, China, Croatia, Montenegro and Serbia.

It may be difficult, if not impossible, to acquire jurisdiction over officers and directors of our subsidiaries or joint ventures residing outside of the United States in the event that a lawsuit is initiated against such officers and directors by shareholders in the United States.  It’s also is unclear if extradition treaties now in effect between the United States and the PRC, Peru, Croatia, Montenegro and/or Serbia would permit effective enforcement of criminal penalties of the federal securities laws.  Furthermore, because a substantial amount of our assets are located in these countries, it would be extremely difficult to access those assets to satisfy an award entered against us in a United States court..

The industries in which we operate are continually evolving.  Our services may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all.

The WBA, fiber optic telecommunications and fuel cell industries are characterized by rapid technological change, competitive pricing, frequent new services and product introductions, evolving industry standards and changing regulatory requirements.  Our success will depend upon our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis.  Failure to do so would have a material adverse effect upon our business.

VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Novi-Net, Montenegro Connect and VeratNet may fail to attract a commercially viable number of subscribers or customers.

We have incurred significant obligations relating to the deployment of the VelaTel Peru, GBNC,  NGSN, Aerostrong, Novi-Net, Montenegro Connect and VeratNet networks.  We expect to make significant further expenditures on equipment and construction expenses relating to the deployment of these networks  as well as the businesses associated with VN Tech and Zapna.  If subscribership to these networks and/or revenue generated from these businesses is insufficient to make any particular venture commercially viable,  this would have a material adverse effect upon our business.

Our operating subsidiaries and joint venture partners may not be granted the requisite licenses, permits or authorizations, or the renewals thereof, in order to operate their respective networks and/or businesses.

The regulatory authorities in  the countries where we do business have significant discretion in granting licenses, permits and authorizations requisite for the operation of  each of our operating subsidiaries and joint venture partners, and in determining the conditions for use of the frequencies and other public assets covered by their licenses, permits and authorizations.  The regulatory authorities in these countries may have no obligation to renew the licenses, permits and authorizations when they expire.  As a result, these regulatory authorities may refuse to grant any licenses, permits or authorizations, or renewals thereof.  In addition, these regulatory authorities may impose conditions for use of the frequencies and other public assets covered by their licenses, permits and authorizations that would adversely affect our operating subsidiaries and joint venture partners in operating their respective networks and/or businesses.  If  any of our subsidiaries or joint venture partners do not receive their necessary licenses, permits and authorizations, they may have to cease operations or contract operations to third parties who hold the appropriate licenses, permits and authorizations.  Additionally, even where  a subsidiary or joint venture partner currently hold licenses, permits or authorizations or may successfully obtain new licenses, permits or authorizations in the future, they may be required to seek modifications to the licenses, permits or authorizations or the regulations applicable to the licenses, permits or authorizations to implement the Company’s business strategy.  The occurrence of any of these events would have a material adverse effect on our business.

The networks and/or businesses of our operating subsidiaries and joint venture partners are subject to extensive regulation that could limit or restrict their respective activities.  If  our operating subsidiaries or joint venture partners fail to comply with certain regulations, they may be subject to penalties, including fines and suspensions, which may adversely affect our business.

The acquisition, lease, maintenance and use of WBA licenses or other permits or authorizations of  each of our subsidiaries and joint venture partners are extensively regulated.  For VelaTel Peru, WBA licenses are regulated by the Ministry of Transportation and Communication (“MTC”).  For the PRC, WBA licenses are regulated by the Ministry of Industry and Information Technology (“MIIT”).   For Novi-Net, WBA licenses are regulated by the Croatian Post and Electronic Communication Agency (“CPECA”).  For Montenegro Connect, the WBA licenses are regulated by the Electronic Communications and Postal Services of Montenegro (“ECPSM”).  For VeratNet, the WBA licenses are regulated by the Republic Agency for Electronic Communications (“RAEC”).  Regulations promulgated by the MIIT, the MTC, the CPECA, the ECPSM and the RAEC and other regulatory agencies are subject to change over time.  In addition, a number of other laws and regulations apply to the businesses of  our operating subsidiaries and joint venture partners.  These laws and regulations and their application to the businesses we have in Peru, China, Croatia, Montenegro and Serbia are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in these countries.  Current regulations directly affect the breadth of the services or products  our operating subsidiaries and joint venture partners are able to offer and may affect the rates, terms and conditions of services and products they can provide to the public for a fee.  Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects the businesses of  of our operating subsidiaries and joint venture partners indirectly.

In addition, the regulatory authorities in any of the countries where we operate may in the future restrict the ability to manage subscribers’ use of their respective networks or customers of their respective businesses, thereby limiting the ability to prevent or manage excessive bandwidth demands on our networks.  Conversely, regulators in any given country may limit the bandwidth or the amount of fiber (as the case may be) to be used by subscribers’ applications, in part by restricting the types of applications that may be used over these networks.  If applicable regulatory authorities were to adopt regulations that constrain the ability to employ bandwidth or fiber management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of their services for all subscribers.  A decline in the quality of the services provided, and could result in loss of customers or litigation from dissatisfied subscribers and/or customers.  Any of these developments could have a material adverse effect on our business.

The breach of a license or applicable law, even if inadvertent, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines.  In addition, applicable regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where our subsidiaries and joint venture partners already have rights to licensed WBA spectrum, use of fiber or product offerings in connection with a WBA network.  In order to promote competition, licenses may also require that third parties be granted access to the bandwidth, frequency capacity, facilities or services offered by our operating subsidiaries and joint venture partners.  As a result, these entities may not be able to obtain or retain any required license, and they may not be able to renew their licenses on favorable terms or at all.

In addition, our operating subsidiaries may engage in business activities that regulators consider to be outside the authorized scope of their business licenses or permitted activities.  For companies that exceed the scope of their business licenses or permitted activities, or are operated without licenses or needed approvals in the past, but are now compliant, as well as for any companies that may currently operate without the appropriate licenses, renewals or approvals or outside the scope of their business licenses or permitted activities, the  applicable regulatory authorities may have the authority to impose fines or other penalties.  These fines or penalties can be sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business licenses or approvals of the offending company.  Fines, penalties, disgorgement of profits or revocations of their respective licenses or approvals might have a material adverse effect on our business.

Our operating subsidiaries and joint venture partners have committed to deploy WBA networks using WBA technologies, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.

Our operating subsidiaries and joint venture partners intend to deploy WBA networks.  Sino Crossings intends to install the required equipment to enable the fiber it owns in the PRC to become operable and commercialized.  VN Tech intends to sell, install and service fuel cells utilized in WBA networks.  Zapna intends to distribute products and services associated with voice long distance charges voice and data roaming charges. We cannot assure that commercial quantities of WBA equipment that meets their respective requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop, produce or service WBA equipment.  Other competing technologies which allow higher data transfer speeds and capacity, may be developed that have advantages over WBA technology.  Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which our operating subsidiaries and joint venture partners deploy their respective networks and/or businesses, which may allow those operators to compete more effectively.  Additionally, if other network operators do not continue to adopt and deploy similar WBA technology, equipment manufacturers may be unwilling to invest the time, money and resources necessary to develop further infrastructure equipment and end user devices that meet our business needs.

Additionally, WBA technology may not perform as we expect.  Accordingly,  our ooperating subsidiaries and joint venture partners may not be able to deliver the quality or types of services or products they expect, or may discover unanticipated costs associated with deploying and maintaining their respective WBA networks and/or businesses or deliver services and products they must offer in order to remain competitive.  These risks could reduce subscriber growth and have a material adverse effect on our business.

If third parties fail to develop and deliver the equipment that  our operating subsidiaries and joint venture partners need for their existing and future networks and/or businesses, we may be unable to execute our business strategy or operate our business.

The Company currently depends on third parties to develop and deliver complex systems, software and hardware products and components for WBA networks being deployed by  our operating subsidiaries and joint venture partners in a timely manner, at a high level of quality.  To successfully execute our business strategy, we must not only continue to have third parties produce the software and hardware components we require, and deliver them timely when needed, but we must also continue to further upgrade and evolve the technology for our businesses to remain competitive.  Any failure by our third party vendors to meet these needs may impair our ability to execute our business strategy.

For our planned WBA deployment, we are relying on third parties to develop the network components and subscriber equipment necessary to build and operate the networks and/or businesses and other similar networks and businesses throughout the world.  As WBA technology is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts.  The development process for WBA network components and subscriber equipment has been lengthy, has been subject to some short-term delays and may still encounter more significant delays.  If these third parties are unable or unwilling to develop WBA technology components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy the networks when we expect, or at all.  If we are unable to deploy these networks and/or businesses in a timely manner, we may be unable to execute our business strategy.

Many of the competitors of  our operating subsidiaries and joint venture partners are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers and customers.

WBA services, including voice, data and video, in the markets in Peru, China, Croatia, Montenegro and Serbia are highly competitive.  Our operating subsidiaries and joint venture partners compete with several other major WBA service and product providers and telecommunications companies.  Many of these competitors are well established with larger and better developed WBA and telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than do our operating subsidiaries and joint venture partners.  Their competitors may reduce the prices of their services and products significantly or may offer WBA connectivity packaged with their other products or services.   Our operating subsidiaries and joint venture partners may not be able to reduce their prices or otherwise combine their services with other products or services to remain competitive with these offerings, which may make it more difficult to attract and retain subscribers, all of which could have an adverse effect on our business.

We expect existing and prospective competitors to adopt technologies or business plans similar to the business plans for Our operating subsidiaries and joint venture partners, or seek other means to develop services competitive with these companies, particularly if their services prove to be attractive in their respective target markets.  There can be no assurances that there will be sufficient customer demand for services offered over the various networks we are deploying in the same markets to allow multiple operators, if any, to succeed.

We may experience difficulties in constructing, upgrading and maintaining the VelaTel Peru, GBNC, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet networks or businesses, which could adversely affect the satisfaction of their subscribers and customers and reduce our revenues.

Our business success depends on developing and providing services and products that give their subscribers and customers a high quality experience.  Significant resources in constructing, maintaining, improving and operating the networks and/or businesses will be spent.  Additionally, as the number of subscribers and customers using their networks and purchasing their products increase, as the usage habits of their subscribers and customers change.  As other network operators increase their service and product offerings, our operating subsidiaries and joint venture partners may need to upgrade their networks and products to maintain or improve the quality of the services and products they provide to their subscribers and customers.  If they do not successfully maintain or implement upgrades to their networks and product offerings, the quality of the services and products provided to their subscribers and customers may decline.

We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects, including the portions of our networks not within our control.  The construction of the require permits and approvals from numerous governmental agencies.  Such agencies often limit the expansion of transmission towers and other construction necessary for the successful deployment of WBA networks and related businesses we are deploying.  Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects.  In addition our operating subsidiaries and joint venture partners typically will be required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide their services and products to their subscribers and customers.  They may not be able to obtain, on terms acceptable to them or at all, the rights necessary to construct the networks and businesses we are deploying and expanding.

We may face challenges in managing and operating the networks and businesses we are deploying.  These challenges include ensuring the availability of subscriber or customer equipment that is compatible with the networks being deployed and managing sales, advertising, customer support and billing and collection functions of the businesses, while providing reliable network services that meet subscribers’ or customers’ expectations.  Our failure to meet subscriber or customer needs in any of these areas could adversely affect customer satisfaction, increase costs, decrease revenues and otherwise have a material adverse effect on our business and prospects for future business.

If our operating subsidiaries and joint venture partners do not maintain rights to use licensed spectrum in their respective markets , they may be unable to operate in these markets, which could adversely affect our ability to execute our business strategies.

To offer WBA and related services and products, our operating subsidiaries and joint venture partners depend on their ability to acquire and maintain sufficient rights to use WBA spectrum through ownership or long-term leases in each of the markets in which we operate or intend to operate.  Obtaining the necessary amount of licensed WBA spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of the resources of our operating subsidiaries and joint venture partners.  Each company may not be able to acquire, lease or maintain the WBA spectrum necessary to execute their respective business strategies.  In addition, it may be necessary to spend significant resources to acquire WBA spectrum in additional or existing markets, even if the amount of WBA spectrum actually acquired in certain markets is not adequate to deploy the networks on a commercial basis in all such markets.

Using licensed WBA spectrum, whether owned or leased, poses additional risks to our operating subsidiaries and joint venture partners, including, but not limited to, the following:

1.           Inability to satisfy build-out or service deployment requirements upon which some of the WBA spectrum licenses or leases are, or may be, conditioned;

2.           Adverse changes to regulations governing the WBA spectrum rights;

3.           Inability to use a portion of the WBA spectrum each company has acquired or leased due to interference from licensed or unlicensed operators in each licensed WBA area or in adjacent WBA areas;

4.           Refusal by the  applicable licensing authorities to recognize each company’s acquisition or lease of WBA spectrum licenses from others or investments in other license holders;

5.           Inability of our operating subsidiaries and joint venture partners to offer new services or to expand existing services to take advantage of new capabilities of their respective networks resulting from advancements in technology due to regulations governing each company’s WBA spectrum rights;

6.           Inability to control leased WBA spectrum, due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders or third parties;

7.           Failure of  applicable regulators to renew the WBA licenses of  our operating subsidiaries and joint venture partners as they expire and their failure to obtain extensions or renewals of their WBA spectrum leases before they expire;

8.           Failure to obtain extensions or renewals of WBA spectrum leases on acceptable terms, or an inability to renegotiate such leases on terms acceptable to us and before they expire;

9.           Potentially significant increases in WBA spectrum prices, because of increased competition for the limited supply of licensed WBA spectrum in  the countries where we operate; and

10.         Invalidation of authorization to use all or a significant portion of the WBA spectrum licensed to our operating subsidiaries and joint venture partners, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

In addition, other companies hold WBA spectrum rights that could be made available for lease or sale in  the countries where we operate.  The availability of additional WBA spectrum in the marketplace could change the market value of WBA spectrum rights generally and, as a result, may adversely affect the value of the WBA spectrum assets utilized by our operating subsidiaries and joint venture partners.  The availability of additional fiber in China or better fuel cells could also change the market value of fiber and fuel cells generally and, as a result, may adversely affect the value of the fiber owned by Sino Crossings and the fuel cells produced by VN Tech, both of which may be used by our WBA networks.

Interruption or failure of information technology and communications systems of our operating subsidiaries and joint venture partners could impair their ability to generate revenue or pay for our services and products.

Our operating subsidiaries and joint venture partners may experience service interruptions or system failures in the future.  Any service interruption that adversely affects their ability to operate their businesses could result in an immediate loss of revenues to us and them.  If they experience frequent or persistent system or network failures, their respective reputations and brands could be permanently harmed.  We may make significant capital expenditures in an effort to increase the reliability of their systems, but these capital expenditures may not achieve the results we expect.

The services and products provided to subscribers or customers of our operating subsidiaries and joint venture partners depend on the continuing operation of their various information technology and telecommunications systems, some of which are not within their control.  Any damage to or failure of these systems could result in interruptions in the services they provide to their subscribers.  Interruptions in their services could reduce their and our revenues and profits, and their respective brands could be damaged if people believe their networks are unreliable.  The systems of our operating subsidiaries and joint venture partners are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm such systems and similar events.   Their systems are not fully redundant and their disaster recovery planning may not be adequate.  The occurrence of a natural disaster or unanticipated problems at their network centers could result in lengthy interruptions in service and adversely affect operating results.

Our operating subsidiaries and joint venture partners could be subject to claims that they have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require them to pay damages and could limit their ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to the technologies or processes utilized by the networks and/or businesses of our operating subsidiaries and joint venture partners, or that are necessary to permit them to deploy and operate their networks and/or businesses based on WBA technology, or to offer additional services, such as VoIP.  Competitors may develop or patent such technologies or processes in the future that could adversely affect our operations and/or businesses.  These persons may claim that the services and products of our operating subsidiaries and joint venture partners infringe on these patents or other proprietary rights.  For instance, certain third parties claim that they hold patents relating to certain aspects of WBA services and VoIP technology.  These third parties may seek to enforce these patent rights against the operators of network providers utilizing such technologies.  Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly.  If any of these companies are found to be infringing the proprietary rights of a third party, it could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all.  Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of the services and businesses of our operating subsidiaries and joint venture partners and could require us and them to expend significant resources to develop or acquire non-infringing intellectual property.

If data security measures are breached, the subscribers of our operating subsidiaries and joint venture partners may perceive their networks as not secure.

The network security of our operating subsidiaries and joint venture partners, and the authentication of their subscriber credentials, are designed to protect unauthorized access to data on their networks.  Because techniques used to obtain unauthorized access to, or to sabotage, networks change frequently and may not be recognized until launched against a target.  Our operating subsidiaries and joint venture partners may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage.  Consequently, unauthorized parties may overcome the security of  their networks and obtain access to data on their networks, including on a device connected to their networks.  In addition, unauthorized access or sabotage of their networks could result in damage to their networks and to the computers or other devices used by their subscribers.  An actual or perceived breach of network security, regardless of who is ultimately held responsible, could harm public perception of the effectiveness of their security measures, adversely affect their ability to attract and retain subscribers, expose them to significant liability and adversely affect their business prospects.

Unexpected network interruption caused by system failures may reduce user base and harm our operating subsidiaries’ reputation.

Reliable access, consistent speeds while connecting to internet and the performance and reliability of the networks of our operating subsidiaries and joint venture partners are critical to their and their ability to attract and retain users of their internet services.  Any system failure or performance inadequacy that causes interruptions or delays in the availability of our operating subsidiaries services, or increases the response time of their services, could reduce user satisfaction and traffic, which would reduce the internet service appeal to users of “high speed” internet access.  As the number of users and traffic increase, our operating subsidiaries cannot ensure that they will be able to scale their systems proportionately.  In addition, any system failures and electrical outages could materially and adversely impact their businesses.

The businesses of our operating subsidiaries and joint venture partners will depend upon a strong brand, and if they do not maintain and enhance their brands, their ability to attract and retain subscribers may be impaired.

We believe that the brands of our operating subsidiaries and joint venture partners are a critical part of their businesses.  Maintaining and enhancing their brands may require them to make substantial investments, with no assurance that these investments will be successful.  If they fail to promote and maintain their brands, or incur significant expenses to promote their brands and yet are unsuccessful in maintaining a strong brand, their businesses and prospects may be adversely affected.  We anticipate that maintaining and enhancing their brands will become increasingly important, difficult and expensive.

Our contractual arrangements with our operating subsidiaries and joint venture partners not be as effective in providing operational control that our ownership interests in such businesses was designed to have and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries in the PRC.  The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, such as the internet, advertising, food production, and heavy equipment manufacturers.  In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in the PRC, or having “famous brand names” or “well established brand names.” Subject to the review requirements of the MIIT and other regulatory agencies in the PRC for acquisitions of assets and companies in the PRC, and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted PRC parties, such as GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.  The agreements are designed to provide us with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership.  However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations by the PRC, there can be no assurance that the relevant government agency would not apply them to our contractual arrangements with GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.  If such an agency determines that such an application should have been made, consequences may include levying fines, revoking business and other licenses (such as for WBA services), requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired businesses.  Our businesses and control arrangements GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings that are set forth in our agreements with them may not be followed by them and may not be held enforceable by a court of law or in an arbitration proceeding.    In essence, we may have difficulty enforcing our GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings ownership and control rights.  Therefore, our agreements with GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.

In addition, if any of our operating subsidiaries and joint venture partners fail to perform their obligations under our agreements with them, we may have to incur substantial costs and expend substantial resources to enforce such agreements and rely on legal remedies under the laws of Peru, China, Hong Kong, Croatia, Montenegro or Serbia, including seeking specific performance or injunctive relief and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition of our interest in our agreements with our operating subsidiaries and joint venture partners.  In the event we are unable to enforce these agreements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over our target businesses.

The contractual arrangements we enter into with our operating subsidiaries and joint venture partners may be subject to a high level of scrutiny by the tax authorities in the countries in which those companies operate.

Under the laws of Peru, China, Croatia, Montenegro and Serbia, arrangements and transactions among related parties may be subject to audit or challenge by the tax authorities in these countries.  If any of the transactions we enter into with our operating subsidiaries and joint venture partners are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under the laws of these countries, the tax authorities have the authority to disallow any tax savings, adjust the profits and losses of us and/or our operating subsidiaries and joint venture partners, and assess late payment interest and penalties.  A finding by the tax authorities in these countries that we and/or our operating subsidiaries and joint venture partners are ineligible for any such tax savings, or that we are not eligible for tax exemptions, would substantially increase our possible future taxes to be paid in these countries.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Peru, China, Croatia, Montenegro and Serbia based on U.S. judgments against us and each of our and their respective subsidiaries, executive officers, directors, shareholders and others.

Substantially all our asset and personnel are located outside of the United States.  As a result, it may not be possible for investors in the United States to effect service of process within the United States or elsewhere outside the particular country where an asset, operating subsidiary, or pertinent representive is located in order to secure jurisdiction over our operating subsidiaries and joint venture partners or their respective, officers, directors and shareholders, and others, including with respect to matters arising under United States federal or state securities laws.   Peru, China Croatia, Montenegro and Serbia may not have treaties providing for reciprocal recognition and enforcement of judgments of courts with the United States or many other countries.  As a result, recognition and enforcement those countries of these judgments in relation to any matter, including United States securities laws and the laws of the Cayman Islands, the Seychelles and Hong Kong, may be difficult or impossible.  Furthermore, the right to assert an original action in Peru, China, Croatia, Montenegro and Serbia against our assets, subsidiaries, officers, directors, shareholders and advisors may be subject to restrictions under the laws of those countries.

Any revenues from our investment in our operating subsidiaries and joint venture partners will be denominated in foreign currency and subject to currency fluctuations.

The change in value of the foreign currency against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the political and economic conditions in Peru, China, Croatia, Montenegro and Serbia.    Any significant revaluation of the currencies may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into Nuevo Soles for operations in Peru, appreciation of the Nuevo Sol against the U.S. dollar would reduce the Nuevo Soles amount we receive from the conversion.  Conversely, if we decide to convert Nuevo Soles into U.S. dollars, appreciation of the U.S. dollar against the Nuevo Sol would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between foreign currencies and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar.

There is a risk that the Company may not be able to meet its financial obligations under agreements with our operating subsidiaries and joint venture partners, resulting in a loss of the business opportunity represented by these acquisitions and joint ventures.

Any material default by the Company in connection with its obligations under each of the agreements with our operating subsidiaries and joint venture partners may be a basis to forfeit or lose our equity or for a joint venture partner to terminate our joint venture agreement.  Termination of any of these relationships could have a materially adverse effect on our business.

Heightened enforcement of the environmental laws and regulations of Peru, China, Croatia, Montenegro and Serbia may result in higher costs of compliance with these laws and regulations and costs of raw materials.

The businesses of our operating subsidiaries and joint venture partners and their properties are subject to the environmental laws and regulations of Peru, China, Croatia, Montenegro and Serbia relating to the protection of the environment, natural resources and worker health and safety and controlling the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials.  Because our operating subsidiaries and joint venture partners lease, own and/or operate real property, various environmental laws also may impose liability on them for the costs of cleaning up and responding to hazardous substances that may have been released on the properties they utilize, including releases unknown to any of them.  These environmental laws and regulations also could require us or these companies to pay for excessive discharge fees and take remedial actions.  The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our business.

In addition, our raw material costs and costs of goods have been rising, and may continue to rise, due to suppliers being subject to increasing enforcement of these environmental laws and regulations.  This could also adversely affect our profitability by increasing the cost of our operating subsidiaries and joint venture partners to comply with these laws.

Risk Factors Related To Doing Business In China

If the PRC government finds that our agreements do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in their operations.

As stated above, the PRC laws and regulations currently prohibit or restrict foreign ownership in certain “important industries,” including telecommunications, advertising, food production and heavy equipment.  There are uncertainties under PRC laws and regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries.  For example, the PRC may apply restrictions in other industries in the future.  In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those in the PRC having “famous Chinese brand names” or “well established Chinese brand names.”

If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC regulatory authorities might have the discretion to, among other things, do the following:

1.           Revoke the business and operating licenses of GBNC, NGSN, Aerostrong, VN Tech; and Sino Crossings;

2.           Confiscate relevant income and impose fines and other penalties;

3.           Discontinue or restrict existing or possible future operations in the PRC by GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings;

4.           Require us and/or GBNC, NGSN, Aerostrong, VN Tech Sino Crossings to restructure the relevant ownership structure or operations; and

5.           Impose conditions or requirements with which we or GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct business in China.  In addition, the relevant PRC regulatory authorities may impose further penalties.  Any of these consequences could have a material and adverse effect on our business.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to fluctuating interpretations, which have changed over time.  We thus cannot be certain how the regulations will be applied to our businesses, either currently or in the future.  Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties resulting in a material and adverse effect on our ability to conduct our business.

The operations and facilities of GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings in China are subject to extensive regulation, which may subject them to high compliance costs and expose them to penalties for non-compliance.  In addition, they may not be able to obtain required regulatory approvals for their products and services in a cost-effective manner or at all, which could prevent them from successfully developing and marketing their products and services.

Providing and marketing the products and services of GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings are subject to extensive regulation and review by governmental authorities in China.  The Chinese laws and regulations applicable to WBA services are wide-ranging and govern, among other things, every aspect of such services.  Any failure to obtain regulatory approvals or clearances or to renew licenses for its products and services could prevent GBNC, NGSN, Aerostrong, VN Tech and Sino Crossing from successfully marketing their products and services and result in a material and adverse effect on our ability to conduct our businesses in China.

The Company, GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings could be subject to civil liabilities, if we and they fail to comply with applicable laws and regulatory requirements.

Because the Company, GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings are subject to extensive regulations in China, we and they are subject to the risk that regulations could change in a way that would expose us and them to additional costs, penalties or liabilities.  If additional regulatory requirements are implemented in China, the cost of developing or selling their services and/or products may increase, as may the costs to us of fulfilling our obligations under the agreements with GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.

Adverse changes in political and economic policies of the governments in China could have a material adverse effect on the overall economic growth of China, which could reduce the demand for the products and services offered by GBNC, NGSN VN Tech, Aerostrong, and Sino Crossings and adversely affect their competitive positions in the marketplace and adversely affect our businesses in China.

All of the businesses of GBNC, NGSN, VN Tech and Sino Crossings are conducted in the PRC.  A substantial amount of sale of devices relating to WBA services are in the PRC.  All of our sales of fiber use will be made in the PRC.  Accordingly, both our and their businesses, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in the PRC.  However, the PRC economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

1.           The amount of government involvement;

2.           The level of development;

3.           The growth rate;

4.           The control of foreign exchange; and

5.           The allocation of resources.

While China’s economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but may also have a negative effect on GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings, and therefore on us.  For example, our growth and expenses may be adversely affected by government control over the distribution of WBA services in China.

The economy in China has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, the PRC government still owns a substantial portion of the productive assets in the PRC.  The continued control of these assets and other aspects of the national economy by the PRC government could adversely affect our business and the businesses of GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.  The PRC government also exercises significant control over economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of internet connectivity spending in the PRC, which in turn could lead to a reduction in demand for the products and services provided by GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings and adversely affect our business operations.

The PRC government could change its policies toward, or even nationalize, private enterprises, which could reduce or eliminate the interests held in our company located in the PRC.

Over the past several years, the PRC government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation.  The PRC government may not continue to pursue these policies or may significantly alter them to our detriment from time to time and without notice.  Changes in policies by the PRC government that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the PRC government could result in the total loss of our investment in China.

As a result of merger and acquisition regulations relating to acquisitions of assets and equity interests of PRC companies by foreign persons, we expect that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our shareholders, or sufficiently protect shareholder’s interests in a transaction.  These regulations apply to GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Committee (“CSRC”), and the PRC State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 (“M&A Rules”).  These comprehensive rules govern the approval process by which a PRC company may participate in an acquisition of its assets or its equity interests and by which a PRC company may obtain public trading of its securities on a securities exchange outside the PRC.

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of PRC enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC and the CSRC.  The M&A Rules establish, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise.  Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. This could affect our ability to expand our businesses or maintain our market share in the PRC.

Depending on the structure of the transaction, these regulations will require our PRC parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or more of the aforementioned agencies.  The application process has been supplemented to require the presentation of economic data concerning a transaction, introducing aspects of economic and substantive analysis of the target business and the acquirer, and the terms of the transaction by MOFCOM and other governing agencies, as well as an evaluation of compliance with legal requirements.  The application process for approval now includes submissions of an appraisal report, an evaluation report and the acquisition agreement, depending on the structure of the transaction.  An employee settlement plan for the target company is also to be included in the application.

The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets.  The regulations require that, in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year.  Because the PRC authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (“FIEs”) in order to take advantage of certain benefits, including reduced taxation in the PRC, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment.  Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment.  In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired.  These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders' interests in an acquisition of a PRC business or assets.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the PRC parties and will permit the government much more extensive evaluation and control over the terms of the transaction.  Therefore, acquisitions in the PRC may not be able to be completed, because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Since assets and operating subsidiaries are located in China, any distribution of dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies. We are not likely to declare dividends in the near future.

Because a substantial portion of our assets are located inside China, we will be subject to the laws and regulations of the PRC in determining dividends.  Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Under current PRC tax regulations, dividends paid to are subject to a 10 percent PRC tax.  In the future, tax authorities in China could amend or interpret the regulations in a manner that would materially and adversely affect our ability and that of our joint venture partners or subsidiaries to pay dividends and other distributions to us.  There is also the possibility that other regulatory interpretations by the PRC authorities could prohibit GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings from recording revenues or consolidating its financial statements in order to comply with SEC reporting obligations.

In addition, PRC legal restrictions permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. If GBNC, NGSN, Aerostrong, VN Tech or Sino Crossings or its subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to GBNC, NGSN, Aerostrong, VN Tech or Sino Crossings, which in turn would limit their ability to pay dividends on their common stock.

 The PRC government may nationalize certain businesses or otherwise alter its policy with respect to foreign investment in China in a way that would prohibit or greatly hinder the Company’s ability to do business in China.

While the PRC government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China’s policy with respect to investment from non-PRC businesses.  The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke WBA licenses, permits and authorizations granted by the PRC or other regulatory authority that we are dependent on, or otherwise alter the Company’s revenue sharing model.  While we do not believe that the foregoing is likely in the near future, no assurance can be made that such events, all of which would adversely affect the Company, will not occur.

Uncertainties with respect to the PRC legal system could have a material adverse effect on our businesses in China and on the Company.

The PRC legal system is a civil law system based on written statutes.  Unlike in the common law system, prior court decisions may be cited for reference, but have limited precedential value.  Since 1979, the PRC’s legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC.  We are subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises.  However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform.  Enforcement of these laws, regulations and rules involve uncertainties which may limit legal protections available to us.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since the PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy than in more developed legal systems.

These uncertainties may impede our ability to enforce our agreements with GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings and any other contracts that we may enter into in order to successfully deploy and operate the GBNC, NGSN, Aerostrong VN Tech Sino Crossings networks and/or businesses.  Furthermore, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States or other countries.  Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of these laws, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us and other foreign investors, including you.  In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of our resources and management attention.

Any revenues from our investment in VelaTel Peru, Novi-Net, Montenegro Connect or VeratNet will be denominated in foreign currency and subject to currency fluctuations.

The change in value of the foreign currency against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the political and economic conditions in Peru, China, Croatia, Montenegro and Serbia.  Their respective currencies are permitted to fluctuate within a managed band against a basket of certain foreign currencies.  Any significant revaluation of the currencies may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into Nuevo Soles for operations in Peru, appreciation of the Nuevo Sol against the U.S. dollar would reduce the Nuevo Soles amount we receive from the conversion.  Conversely, if we decide to convert Nuevo Soles into U.S. dollars, appreciation of the U.S. dollar against the Nuevo Sol would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between foreign currencies and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar.

There is a risk that the Company may not be able to meet its financial obligations in connection with the VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet joint ventures, resulting in a loss of the business opportunity represented by these joint ventures.

Any material default by the Company in connection with its obligations under each of the joint venture agreements with VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet may be a basis to terminate our joint venture agreement with our joint venture partners.  For example, if we fail to deposit the initial registered capital and shares within the time required; GBNC has the right to terminate the GBNC Agreement.  Termination of any of these relationships could have a materially adverse effect on our business.

Heightened enforcement of the environmental laws and regulations of Peru, China, Croatia, Montenegro and Serbia may result in higher costs of compliance with these laws and regulations and costs of raw materials.

The businesses of VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet and their properties are subject to the environmental laws and regulations of Peru, China, Croatia, Montenegro and Serbia relating to the protection of the environment, natural resources and worker health and safety and controlling the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials.  Because VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet lease, own and/or operate real property, various environmental laws also may impose liability on them for the costs of cleaning up and responding to hazardous substances that may have been released on the properties they utilize, including releases unknown to any of them.  These environmental laws and regulations also could require us or these companies to pay for excessive discharge fees and take remedial actions.  The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our business.

In addition, our raw material costs and costs of goods have been rising, and may continue to rise, due to suppliers being subject to increasing enforcement of these environmental laws and regulations.  This could also adversely affect our profitability by increasing their cost to perform their obligations under the VelaTel Peru, GBNC, VN Tech, NGSN, Aerostrong, Sino Crossings, Novi-Net, Montenegro Connect and VeratNet agreements with us.

Risk Factors Related To Doing Business In China

If the PRC government finds that our agreements do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in their operations.

As stated above, the PRC laws and regulations currently prohibit or restrict foreign ownership in certain “important industries,” including telecommunications, advertising, food production and heavy equipment.  There are uncertainties under PRC laws and regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries.  For example, the PRC may apply restrictions in other industries in the future.  In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those in the PRC having “famous Chinese brand names” or “well established Chinese brand names.”

If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC regulatory authorities might have the discretion to, among other things, do the following:

1.           Revoke the business and operating licenses of GBNC, NGSN, Aerostrong, VN Tech; and Sino Crossings;

2.           Confiscate relevant income and impose fines and other penalties;

3.           Discontinue or restrict existing or possible future operations in the PRC by GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings;

4.           Require us and/or GBNC, NGSN, Aerostrong, VN Tech Sino Crossings to restructure the relevant ownership structure or operations; and

5.           Impose conditions or requirements with which we or GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct business in China.  In addition, the relevant PRC regulatory authorities may impose further penalties.  Any of these consequences could have a material and adverse effect on our business.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to fluctuating interpretations, which have changed over time.  We thus cannot be certain how the regulations will be applied to our businesses, either currently or in the future.  Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties resulting in a material and adverse effect on our ability to conduct our business.

The operations and facilities of GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings in China are subject to extensive regulation, which may subject them to high compliance costs and expose them to penalties for non-compliance.  In addition, they may not be able to obtain required regulatory approvals for their products and services in a cost-effective manner or at all, which could prevent them from successfully developing and marketing their products and services.

Providing and marketing the products and services of GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings are subject to extensive regulation and review by governmental authorities in China.  The Chinese laws and regulations applicable to WBA services are wide-ranging and govern, among other things, every aspect of such services.  Any failure to obtain regulatory approvals or clearances or to renew licenses for its products and services could prevent GBNC, NGSN, Aerostrong, VN Tech and Sino Crossing from successfully marketing their products and services and result in a material and adverse effect on our ability to conduct our businesses in China.

The Company, GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings could be subject to civil liabilities, if we and they fail to comply with applicable laws and regulatory requirements.

Because the Company, GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings are subject to extensive regulations in China, we and they are subject to the risk that regulations could change in a way that would expose us and them to additional costs, penalties or liabilities.  If additional regulatory requirements are implemented in China, the cost of developing or selling their services and/or products may increase, as may the costs to us of fulfilling our obligations under the agreements with GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.

Adverse changes in political and economic policies of the governments in China could have a material adverse effect on the overall economic growth of China, which could reduce the demand for the products and services offered by GBNC, NGSN VN Tech, Aerostrong, and Sino Crossings and adversely affect their competitive positions in the marketplace and adversely affect our businesses in China.

All of our business operations and the businesses of GBNC, NGSN, VN Tech and Sino Crossings are conducted in the PRC.  A substantial amount of sale of devices relating to WBA services are in the PRC.  All of our sales of fiber use are made in the PRC.  Accordingly, both our and their businesses, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in the PRC.  However, the PRC economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

1.           The amount of government involvement;

2.           The level of development;

3.           The growth rate;

4.           The control of foreign exchange; and

5.           The allocation of resources.

While China’s economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but may also have a negative effect on us, GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.  For example, our growth and expenses may be adversely affected by government control over the distribution of WBA services in China.

The economy in China has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, the PRC government still owns a substantial portion of the productive assets in the PRC.  The continued control of these assets and other aspects of the national economy by the PRC government could adversely affect our business and the businesses of GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.  The PRC government also exercises significant control over economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of Internet connectivity spending in the PRC, which in turn could lead to a reduction in demand for the products and services provided by GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings and adversely affect our business operations.

The PRC government could change its policies toward, or even nationalize, private enterprises, which could reduce or eliminate the interests held in our company located in the PRC.

Over the past several years, the PRC government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation.  The PRC government may not continue to pursue these policies or may significantly alter them to our detriment from time to time and without notice.  Changes in policies by the PRC government that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the PRC government could result in the total loss of our investment in China.

As a result of merger and acquisition regulations relating to acquisitions of assets and equity interests of PRC companies by foreign persons, we expect that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our shareholders, or sufficiently protect shareholder’s interests in a transaction.  These regulations apply to GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Committee (“CSRC”), and the PRC State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 (“M&A Rules”).  These comprehensive rules govern the approval process by which a PRC company may participate in an acquisition of its assets or its equity interests and by which a PRC company may obtain public trading of its securities on a securities exchange outside the PRC.

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of PRC enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC and the CSRC.  The M&A Rules establish, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise.  Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. This could affect our ability to expand our businesses or maintain our market share in the PRC.

Depending on the structure of the transaction, these regulations will require our PRC parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or more of the aforementioned agencies.  The application process has been supplemented to require the presentation of economic data concerning a transaction, introducing aspects of economic and substantive analysis of the target business and the acquirer, and the terms of the transaction by MOFCOM and other governing agencies, as well as an evaluation of compliance with legal requirements.  The application process for approval now includes submissions of an appraisal report, an evaluation report and the acquisition agreement, depending on the structure of the transaction.  An employee settlement plan for the target company is also to be included in the application.

The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets.  The regulations require that, in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year.  Because the PRC authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (“FIEs”) in order to take advantage of certain benefits, including reduced taxation in the PRC, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment.  Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment.  In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired.  These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders' interests in an acquisition of a PRC business or assets.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the PRC parties and will permit the government much more extensive evaluation and control over the terms of the transaction.  Therefore, acquisitions in the PRC may not be able to be completed, because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Since assets and operating subsidiaries are located in China, any distribution of dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies. We are not likely to declare dividends in the near future.

Because a substantial portion of our assets are located inside China, we will be subject to the laws and regulations of the PRC in determining dividends.  Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Under current PRC tax regulations, dividends paid to are subject to a 10 percent PRC tax.  In the future, tax authorities in China could amend or interpret the regulations in a manner that would materially and adversely affect our ability and that of our joint venture partners or subsidiaries to pay dividends and other distributions to us.  There is also the possibility that other regulatory interpretations by the PRC authorities could prohibit GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings from recording revenues or consolidating its financial statements in order to comply with SEC reporting obligations.

In addition, PRC legal restrictions permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. If GBNC, NGSN, Aerostrong, VN Tech or Sino Crossings or its subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to GBNC, NGSN, Aerostrong, VN Tech or Sino Crossings, which in turn would limit their ability to pay dividends on their common stock.

The PRC government may nationalize certain businesses or otherwise alter its policy with respect to foreign investment in China in a way that would prohibit or greatly hinder the Company’s ability to do business in China.

While the PRC government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China’s policy with respect to investment from non-PRC businesses.  The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke WBA licenses, permits and authorizations granted by the PRC or other regulatory authority that we are dependent on, or otherwise alter the Company’s revenue sharing model.  While we do not believe that the foregoing is likely in the near future, no assurance can be made that such events, all of which would adversely affect the Company, will not occur.

Uncertainties with respect to the PRC legal system could have a material adverse effect on our businesses in China and on the Company.

The PRC legal system is a civil law system based on written statutes.  Unlike in the common law system, prior court decisions may be cited for reference, but have limited precedential value.  Since 1979, the PRC’s legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC.  We are subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises.  However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform.  Enforcement of these laws, regulations and rules involve uncertainties which may limit legal protections available to us.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since the PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy than in more developed legal systems.

These uncertainties may impede our ability to enforce our agreements with GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings and any other contracts that we may enter into in order to successfully deploy and operate the GBNC, NGSN, Aerostrong VN Tech Sino Crossings networks and/or businesses.  Furthermore, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States or other countries.  Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of these laws, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us and other foreign investors, including you.  In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of our resources and management attention.

Any revenues from our investment in GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings will be denominated in RMB and subject to currency fluctuations and currency exchange controls.

The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions.  The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  International pressure on the PRC government could result in a more significant fluctuation of the RMB against the U.S. dollar.  Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive into RMB for operations in the PRC, appreciation of the RMB against the U.S. dollar would reduce the RMB amount we receive from the conversion.  Conversely, if we decide to convert RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would reduce the U.S. dollar amount available to us.  Fluctuation in exchange rates between RMB and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar.  In addition, since PRC imposes controls over foreign currency exchange, we may encounter difficulty when remitting the revenues generated from our investment in GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings, for various reasons such as the failure in obtaining appropriate filling or approval and the change of foreign exchange policy.

Regulations relating to offshore investment activities by the PRC residents may limit our ability to pay dividends to us and our ability to increase our investment in GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.

In October 2005, SAFE issued a circular entitled “Circular on several issues concerning foreign exchange regulation of corporate finance and round-trip investments by PRC residents through special purpose companies incorporated overseas,” or Circular No. 75 (“Circular 140.75”.  Circular No. 75 states that if residents of the PRC use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies and must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in the PRC to guarantee offshore obligations.  In May 2008, SAFE issued relevant guidance to its local branches with respect to the operational process for Circular No. 75, which standardized more specific and stringent supervision on the registration according to Circular No. 75.  The new guidance requires any PRC resident holding shares or options in a special purpose company to register with local SAFE and imposes obligations on onshore subsidiaries of the special purpose company to coordinate and use such registration.  Failure of our PRC partners to comply with relevant requirements under Circular No. 75 could subject us to fines or sanctions that the PRC government imposes, including restrictions on our ability to pay dividends to us and our ability to increase our investment in GBNC, NGSN, Aerostrong, VN Tech and Sino Crossings.

Risk Factors Related To The Company’s Stock

The Company’s Series A Common Stock is currently listed on the Market Group, Inc.’ electronic quotation system (“OTC”).  The Company cannot predict the extent to which a trading market will develop or how liquid that market might become.  Accordingly, holders of our Series A Common Stock may be required to retain their shares for an indefinite period of time.

The OTC provides significantly less liquidity than national stock exchanges.  Quotes for stocks included on the OTC are not listed in the financial sections of newspapers, as are those for the national stock exchanges. Therefore, prices for securities traded solely on the OTC may be difficult to obtain, and holders of our Series A Common Stock may be unable to resell their securities at or near their original acquisition price or at any price.  Market prices for our Series A Common Stock will be influenced by a number of factors, including, but not limited to:

1.           The issuance of new equity securities pursuant to future offering;

2.           Changes in interest rates;

3.           New services or significant contracts and acquisitions;

4.           Variations in quarterly operating results;

5.           Change in financial estimates by securities analysts;

6.           The depth and liquidity of the market for the Company’s Series A Common Stock;

7.           Investor perceptions of us and of in Peru, China, Croatia, Montenegro and Serbia based investments and companies generally; and

8.           General economic and other national and international conditions.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability and liquidity which will impair investors’ ability to sell our Series A Common Stock.

The Company’s Series A Common Stock is a “penny stock.”  The SEC imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the applicable SEC rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of our shareholders to sell shares of their Series A Common Stock because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because the Company’s Series A Common Stock constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our Series A Common Stock. The rules will further affect the ability of owners of shares to sell their shares of our Series A Common Stock in any market that might develop for them, because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we are in no position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to its Series A Common Stock.

The Company has no plans to pay dividends in the foreseeable future, and investors may not expect a dividend as a return of or on any investment in the Company.

The Company has not paid dividends on its Series A Common Stock and does not anticipate paying such dividends in the foreseeable future.

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to the Company’s shareholders as a result of future decisions of our Board of Directors to issue shares of our Series A Common Stock without shareholder approval for cash, services or acquisitions.  The Company can give investors no assurance that they will be able to sell their shares of our Series A Common Stock at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

The Company’s Series A Common Stock is volatile, which substantially increases the risk that the investor may not be able to sell their securities at or above the price that the investor may pay for our Series A Common Stock.

Because of the price volatility the Company has observed since its inception, an investor in our Series A Common Stock may not be able to sell their shares of our Series A Common Stock when the investor desires to do so at a price he, she or it desires to attain.  The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our Shares may suffer greater declines due to the price volatility of our Series A Common Stock.  Certain factors, some of which are beyond our control, that may cause our Share price to fluctuate significantly include, but are not limited to, the following:

1.           Variations in our quarterly operating results;

2.           Loss of a key relationship or failure to complete significant transactions;

3.           Additions or departures of key personnel; and

4.           Fluctuations in stock market price and volume.

            In addition, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our Share price, regardless of our operating performance.  In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a material adverse effect on the Company’s Series A Common Stock.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.                     PROPERTIES.

We currently occupy space pursuant to a one year lease at 12526 High Bluff Drive, Suite 155, San Diego, California 92130.  Our subsidiary VelaTel Peru currently occupies space on a month-to-month basis at Avenida Camino Real 493, Oficina 1101, San Isidro, Lima, Peru.

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

Notices from the IRS

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

The Fischer Litigation

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California.  The complaint alleged a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempted to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Motion”) attempting to enforce a garnishment of any funds Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled this case for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  Through the date of this Report, the Company has paid $560,000 pursuant to the Fischer Settlement Agreement.  The Company intends to complete its settlement payments to Mr. Fischer when sufficient funds to do so become available.

The Gomez Litigation

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego (“the Court”), Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez received $113,982.12 per month and was supposed to receive the same amount of the 15th of the following 5 months pursuant to the Gomez Settlement Agreement.  Thus far, the Company has made four of the six settlement payments to which Mr. Gomez is entitled.  The Company intends to complete its settlement payments to Mr. Gomez when sufficient funds to do so become available.  On March 7, 2012, Mr. Gomez papers with the Court to obtain a Writ of Judgment in an attempt to collect on the unpaid balance of the Gomez Settlement Agreement and associated costs therewith.

The Perezcalva Litigation

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California (“the Court”), Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Action (“Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB for the ten-day period proceeding the first day of the month in which a monthly settlement payment is being made.  All payments have been made pursuant to the Perezcalva Settlement Agreement.  Counsel for Mr. Perezcalva is in the process of filing with the Court a Request for Dismissal with prejudice of the entire case.

The Olaechea Litigation

On December 13, 2010, a complaint was filed against the Company by Estudio Olaechea SOC. Civil DE R.L., a Peruvian business entity, in the Superior Court for the State of California, County of San Diego, Case No. 37-2010-00105897.  The complaint alleges a breach of contract arising from our default under a Promissory Note dated August 24, 2010 in the principal amount of $149,469.26.  The complaint sought that amount, plus interest and costs.  We stipulated to a judgment, which was entered on July 13, 2011, in the amount of $161,508.56.  The judgment, however, left unresolved how much attorneys’ fees were to be awarded to Olaechea.  Subsequently, the parties agreed to an amended judgment, which was entered on August 30, 2011.  The amended judgment resolved the remaining issue of the amount of attorneys’ fees by agreeing to the amount of $25,000 for attorneys’ fees, which yielded a total judgment amount of $188,411.31.  In addition, the amended judgment changed the name of the judgment debtor from China Tel Group, Inc. to VelaTel Global Communications, Inc. to reflect our name change.  As of the date of this Report, we have paid $47,500 of the amended judgment and owe the remaining balance.  Estudio Olaechea is undertaking efforts to collect on the unpaid balance of the judgment.

The Chinacomm Litigation

During May and June 2010, we paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which we had joint control with Chinacomm.  These funds were intended for use towards capitalizing Yunji.  However, Chinacomm demanded that the Company would have to make changes to the Gulfstream Subscription Agreement (and to the TCP Subscription Agreement described below) that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as the “chop”) of Yunji.  The Company rejected Chinacomm’s proposal and refused to authorize the release of the funds held in Chinacomm Cayman’s bank account to Yunji.  The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.  Meanwhile, Chinacomm decided to deploy the Chinacomm Network independent of what we had designed for each of the cities identified above and without our approval.  Chinacomm decided to deploy fully the Chinacomm Network in Beijing and Shanghai.  We are unaware of any other activity by Chinacomm to deploy any of the remaining ten cities included Phase 1 of the deployment plan we designed and paid for in connection with the Chinacomm Network.

There were extensive negotiations over the course of the next year between representatives of the Company and Chinacomm, including face to face negotiations in Beijing on several occasions.  During the fourth quarter of 2011 we retained the Hong Kong law firm of Lawrence K.Y.Lo & Co. to investigate Chinacomm and its affiliated company, CECT Chinacomm Shanghai Co. Ltd.  On November 18, 2011, the Company, along with Trussnet Capital Partners (HK) Ltd. (“the Plaintiffs”), commenced litigation against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (“the Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“the Chinacomm Litigation”).  The Chinacomm Litigation arises out of the breach of numerous agreements between the Plaintiffs and some of the Defendants, including, but not limited to, the Framework Agreements and Subscription and Shareholders’ Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network.  In addition, the Chinacomm Litigation arises out of the deceitful representations by certain of the Defendants in connection with the issuance of licenses by applicable regulatory agencies in the PRC for the operation of the Chinacomm Network.  Finally, the Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Limited has with Standard Chartered Bank (HK) Limited “(Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Limited (“the Standard Chartered Accounts”) and into which the Plaintiffs deposited $4,749,599.00.  The Chinacomm Litigation seeks injunctive relief, compensatory damages, including, but not limited to: (i) loss of profits; (ii) restitution; (iii) reinstatement of any funds taken from the Standard Chartered Accounts; (iv) an accounting of any funds taken from the Standard Chartered Accounts; (v) damages for the amounts we spent on: (a) a Request for Proposal; (b) the development of a WBA Deployment Guide Book which includes the specifications for the design and market for each of the 12 cities comprising Phase 1 of the Chinacomm Network, equipment testing and procurement, deployment, office planning and staffing; (c) site acquisition to be utilized in connection with the 12 Phase 1 cities; (d) radio frequency engineering; (e) the architectural and engineering work for each of the 12 Phase 1 cities; and (v) court costs, and further and other relief as the Court may deem appropriate.

On November 18, 2011, the High Court issued an ex parte order granting the Plaintiffs’ application for injunctive relief, ordering that Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Qiu Ping and Yuan Yi be restrained until further order of the High Court from: (i) dealing in the Standard Chartered Accounts; (ii) incurring any liability, creating charges, mortgages, encumbrances or liens to the detriment of Chinacomm Cayman; (iii) transferring or changing the existing shareholdings or proceeding with deregistration or dissolution of Chinacomm Cayman; and (iv) disposing of any fixed or current assets of Chinacomm Cayman.  In addition, the High Court ordered Qiu Ping, the President of Chinacomm and CECT Chinacomm Shanghai Co. Ltd., and Yuan Yi, the Chairman of the Board of these two companies, from disposing of or otherwise dealing with these companies’ assets locally or worldwide for purposes of the orders in the amount of $4,749,599.  In addition, the High Court ordered Chinacomm, Qiu Ping and Yuan Yi to disclose all relevant information related to the Standard Chartered Accounts within seven days of the aforementioned orders (collectively, the orders referred to herein as “the Injunction Order”). The Injunction Order was to remain in effect until November 25, 2011.

On November 25, 2011, the Injunction Order was continued by the High Court until further order of the High Court.

On April 11, 2012, the High Court denied the Defendants’ request to allow withdrawing any amounts from the Standard Chartered Accounts for legal costs and continued the Injunction Order in effect pending further order of the High Court.

The parties to the Chinacomm Litigation are involved in formal discovery in order to develop the factual support of their respective positions.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Reserved.]

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until February 23, 2011, our Shares were quoted on the OTCBB under the symbol CHTL.  Commencing February 23, 2011, our Shares have been quoted on the OTC Markets Group, Inc.’s (“OTC Market Group”) electronic quotation system under the symbol CHTL.QB.  Commencing July 23, 2011, our shares have been quoted on the OTC Market Group electronic quotation system under the symbol VELA.QB.

The reported high and low sales price information for the common stock as reported on the OTCBB and the OTC Market Group are shown below for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High 2010	Low 2010	High 2011	Low 2011
First Quarter	$0.6	$0.47	$0.19	$0.17
Second Quarter	$0.35	$0.31	$0.13	$0.10
Third Quarter	$0.22	$0.19	$0.12	$0.11
Fourth Quarter	$0.17	$0.16	$0.08	$0.06

On December 31, 2011, the last sale price of our Shares as reported on the OTC Market Group was $____ per Share.

As of December 31, 2011, we were obligated to issue but had not yet issued 113,796,312 Warrants to Isaac pursuant to the A&R Isaac SPA.  As of December 31, 2010, we had issued and outstanding approximately $2.5 million of promissory notes, as amended (if applicable) which are convertible into an aggregate amount of up to 4,470,871 of our Shares based upon our Share price as December 31, 2010.  As of December 31, 2011, we had issued and outstanding $413,771 of promissory notes, as amended (if applicable) which are convertible into an aggregate amount of up to 4,453,139 of our Shares based upon our Share price as of December 31, 2011.  From December 31, 2010 through December 31, 2011, there were no convertible notes converted into Shares.

As of the date of this Report, there are approximately 7,500 record holders of our Series A Common Stock and 46 record holders of our Series B Common Stock.  There are approximately 7,546 beneficial holders of our Common Stock.

Since inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

Equity Compensation Plan Information

Effective October 27, 2008, the Company adopted a Stock Option Plan (“the 2008 SOP Plan”) that provided for the grant of up to 8,000,000 stock options (“SOP Options”).  The 2008 SOP Plan had a term of five years.  It was to be administered by the Company’s Board of Directors or by a committee appointed by the Board (collectively, “the Committee”).  The Committee had the authority to determine the number of SOP Options to be granted, the eligible individuals to whom SOP Options would be granted, the price of the SOP Options, the term and exercise schedule of each SOP Option granted and other relevant determinations under the SOP Plan.  The 2008 SOP Plan provided for a procedure to exercise any SOP Options granted.  No SOP Options were ever granted under the 2008 SOP Plan.

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

On May 10, 2011, the Company adopted our 2011 Stock Option and Incentive Plan (“the 2011 SOP Plan”).  The 2011 SOP Plan superseded and replaced entirely the 2008 SOP Plan discussed above.  It is administered by our Board of Directors or a committee appointed by the Board, (“collectively, “the Committee”).  Eligible recipients under the 2011 SOP Plan are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

On July 15, 2011 the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share.  The following is a summary of the 2011 SOP Plan activity

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	37,500,000	$0.13	9.55	$-

Exercisable, December 31, 2011	37,500,000	$0.13	9.55	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	139%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2011:

Number of Options	Exercise Price

37,500,000	$0.13
37,500,000

For options granted during the twelve months ended December 31, 2011 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.115 and the weighted-average exercise price of such options was $0.13.  No options were granted during the twelve months ended December 31, 2011, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

Sales of Unregistered Securities

With the exception of the following sale of unregistered securities, all of the information required by Item 701 of Regulation S-K has been included in a Quarterly Report on Form 10-Q, in a Current Report on Form 8-K and in our Annual Reports on Form 10-K since our inception.

On March 21, 2012, the Company issued 816,340 Shares to Joaquin De Teresa pursuant to the a settlement agreement between the Company and Joaquin De Teresa related to the payment of a Convertible Note Purchase Agreement between Mr. De Teresa and the Company.  This sale of Shares resulted in a reduction of $77,062 in debt of the Company.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview of the Company’s Business to Assist in Understanding our Financial Condition  and Results of our Operations

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which form an integral part of the Audited and Consolidated Financial Statements (“Financial Statements”) of the Company set forth below.  The Financial Statements begin on page __.

We were incorporated under the laws of the State of Nevada on September 19, 2005 under the name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  The Company acquired a mineral claim in British Columbia, Canada which subsequently expired.

On May 21, 2008, we entered into a Reorganization and Merger Agreement pursuant to which our wholly owned subsidiary, Acquisition Subsidiary, merged with and into Trussnet Nevada.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.

Trussnet Nevada was formed on April 8, 2008.  It had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was the Framework Agreement (defined above) pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Cayman (defined above) for $196 million, of which we paid $5 million in 2008 pursuant to the Gulfstream Subscription Agreement (defined above).  The Gulfstream Subscription Agreement supplemented the Framework Agreement.

In April 2008, the Company amended its Articles of Incorporation to, among other things, change its name to China Tel Group, Inc.  It then acquired Trussnet Nevada on May 21, 2008.

During the quarter ended March 31, 2008, we commenced concentrating on the telecommunications industry and, in particular, the WBA markets.  With our senior management having experience in the design, construction and deployment of more than 20,000 wireless telecommunications projects, we developed a clear vision for our Company.  Our vision is to: (i) acquire and operate, with joint venture partners, WBA networks in key markets throughout the world; and (ii) invest in building long-lasting relationships with customers and partners to lead the WBA industry in customer service and responsiveness.  Our strategy is to build leading-edge IP-leveraged solutions advanced by our worldwide infrastructure and leadership in emerging WBA markets.

We selected China as our first target market, because of its population of 1.35 billion and the fact that it is one of the largest and fastest growing economies in the world.  According to the International Monetary Fund, China ranked second to the United States in terms of nominal GDP at the end of 2011, while WBA networks in China ranked far below many other countries given the population of China.  In addition, although still low, internet usage in China is rising at approximately 34 percent.  With the largest mobile telephone population of any country in the world (estimated to be approximately one billion users), our delivery of WBA services, which includes voice, video and data anytime and anywhere in China and the other key markets in which we are deploying a WBA network) is the key to turning our vision into a reality.

We entered the China market pursuant to a joint venture with Chinacomm.  Working together, we deployed successfully a Wi-Fi network in Beijing, China in support of the 2008 Olympics.  We did so with plans for a much larger business opportunity – to deploy WBA networks throughout densely populated cities in China and elsewhere in the world.  At the time, Chinacomm was one of the five major WBA license holders in China.  The three largest carriers, China Mobil, China Unicom and China Telecom, were seemingly focused on mobile telephones, not the same WBA market segments that we have targeted, which is a market that enables subscribers to access voice, video and data at speeds never before seen utilizing a Wi-Fi telecommunications network.

On July 25, 2011, we changed our name to VelaTel Global Communications, Inc.  We did so to better define our positioning as a key leader in deploying and operating WBA networks worldwide.

As of the date of this Report, we have ten WBA projects or projects related to the delivery of WBA services, as discussed above in the Section entitled “Executive Summary of Our Businesses.  A summary of the ten projects in which we are currently involved is set forth in that Summary.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the Audited Consolidated Financial Statements included in this Report for the years ended December 31, 2011 and 2010, and for the period from April 8, 2008 (date of inception) thru December 31, 2011.

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

Loss Per Share

In accordance with ASC subtopic 260-10, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of Shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include the number of additional Shares that would have been outstanding if the potential Shares had been issued and if the additional Shares were dilutive.  As December 31, 2011, we had approximately 4.1 million Shares related to the issuance of debt instruments, 37.5 million options and 113.8 million warrants that could be converted into Shares, if all debt instruments were converted.  Diluted loss per Share is not presented, because the issuance of these additional Shares would be anti-dilutive.

Inventories

Inventories are stated at the lower of cost and net realizable value, as determined using the first-in, first-out method.  The Company purchases the merchandise on delivered duty paid basis.

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

Convertible Instruments

Our derivative financial instruments consisted of embedded derivatives related to the 10% Convertible Note Purchase Agreements (“Convertible Note”) and our Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Note”) with the Company.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Notes and the Amended Convertible Notes (estimated at $______ million) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At December 31, 2011, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of130%; risk free interest rate of 0.5%, and recorded non-operating expense of $27,820 representing the change in fair value from December 31, 2010.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2011 is $177,068.

Goodwill and Identifiable Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  At December 31, 2011, all goodwill is related to the acquisition of VelaTel Peru, formerly known as Perusat.  In accordance with ASC subtopic 305-10, Intangibles, Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually in the fourth quarter or when events indicate that impairment exists.  As required by ASC 305-10, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, record the loss.

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

Results of Operations

Year ended December 31, 2011 as compared to the year ended December 31, 2010.

Our revenue, cost of sales and expenses for the year ended December 31, 2011 are based on our acquisition of a 95% interest in VelaTel Peru acquired on April 15, 2009.  When we acquired our interest in VelaTel Peru, it was provides local and international long distance telephone services, including fixed line and voice over IP services.  It now provides WBA services as well.

Revenue:

2011	2010
$688,942	$955,311

Our revenue for the year ended December 31, 2011 decreased by $266,369 or 27.9% over the previous year.  This revenue is attributable solely to the activity of VelaTel Peru. The decrease in revenue for 2011 is related to the deployment of the VelaTel Peru Network and the refocusing of our efforts to generate revenues from the VelTel Peru WBA Network.

Cost of Sales:

2011	2010
$1,580,834	$1,103,708

Our cost of sales for the year ended December 31, 2011 was $1,580,834, or 229.5% of sales as compared to $1,103,708 or 115.5% of sales for the year ended December 31, 2010.  The costs incurred relate to our VelaTel Peru business activities.  The increase in cost of sales in actual dollars and as a percentage of revenue in 2011 is related to the costs associated with the deployment and operations of the VelaTel Network.

Selling, General and Administrative Expenses:

2011	2010
$13,637,063	$6,655,712

Our selling, general and administrative expenses for the year ended December 31, 2011 was $13,637,063, as compared with $6,655,712 for the same period in 2010, an increase of $6,981,351 or 105.0%.  A substantial portion of the selling, general and administrative expenses during 2011 were non-recurring costs associated with consultants to explore potential business opportunities and a $4,323,214 expense associated with the issuance of 37,500,000 stock options in the third quarter of 2011.

Extension Fees payable to Trussnet Capital Partners (HK), Ltd

2011	2010
$0	$35,489,721

During 2010, we issued an aggregate of 58,867,119 Shares and cash to extend our option to acquire Chinacomm Cayman.  There was no such transaction in 2011.

Research and Development:

2011	2010
$6,317,287	$18,845,705

Our research and development costs for the year ended December 31, 2011 were $6,317,287, as compared with $18,845,705 for the same period in 2010.  This increase is directly related to a significant increase in the cost of (i) performing feasibility studies; (ii) architectural and engineering services; (iii) project management services; (iv) site acquisition services; (v) deployment supervision services; (vi) general administrative services; and (vii) any other professional services the Company deemed necessary to deploy the WBA telecommunications networks we were deploying in China and Peru during 2011.

Gain (loss) on Change in Fair Value of Debt Derivative:

2011	2010
$1,666	$2,259,768

For the year ended December 31, 2011, we incurred a non cash loss of $71,666 from the change in the fair value of our debt derivatives relating to our Convertible Notes and Amended Convertible Notes as compared to a non cash gain of $2,331,434 for same period in 2010.  The reduction in the gain for 2011 is attributable to a reduced balance of total convertible notes outstanding due to their conversions to Shares.

Interest Expense:

2011	2010
$651,410	$973,404

For the year ended December 31, 2011, our interest expense was $651,410 as compared to $973,404 for the same period in 2010.  The reduction in interest expense is attributable to the pay down/conversion of convertible notes payable offset by additional interest as a result of an increase in notes payable.

Net Loss:

2011	2010
$21,792,678	$66,592,673

Our net loss of $21,792,678 for the year ended December 31, 2011 is the result of the factors described above, principally, the extension fees payable to Trussnet Capital Partners (HK), Ltd in 2010 that we did not incur in 2011.

Liquidity and Capital Resources

We have utilized cash since inception approximately $61.1 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman, including extension fees paid to TCP, advances on a failed investment, and deposits for property, plant and equipment.

The following table presents a summary of our sources and uses of cash for the year ended December 31, 2011 and for the period from our inception (April 8, 2008) to December 31, 2011:

	2011	From our Inception to Year Ended December 31, 2011
Net cash used in operating activities:	$11,509,678	$52,073,435
Net cash used in investing activities	$766,835	$9,227,325
Net cash provided by financing activities	$12,432,434	$61,462,841
Increase in cash and cash equivalents	$155,941	$183,457

Operating Activities

The cash used in operating activities consists principally of the net loss for the year offset by non-cash stock option compensation expense and an increase in accounts payable and accrued liabilities. .

Investing Activities

The cash used in investment activities consists of our payments of $0.6 million toward the purchase of for infrastructure equipment for our VelaTel WBA deployment.

Financing Activities

Net cash provided by financing activities consist of net cash proceeds from the issuance of the Convertible Notes, the Amended Convertible Notes, other notes, common stock subscriptions and advances from shareholders.  The Convertible Notes matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note.  In that case, the due date is 90 days from the date we receive a notice of redemption from the convertible note holder.  Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of December 31, 2011: (i) litigation installment payments of $829,893; (ii) notes payable to related parties of $425,000; (iii) notes payable of $9,991,270; (iv) convertible notes of $419,757; (v) advances from officers of $755,875; (vi) accounts payable and accrued expenses of $10,046,728; and sales, general and administrative expenses of approximately $1.2 million per month for San Diego and Peru operations (additional future SG&A for joint venture projects in the PRC cannot currently be estimated as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

Since our inception, we have incurred accumulated losses of approximately $253.2 million.  As of December 31, 2011, we had cash of $183,457 and liabilities of approximately $22.5 million, which are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 16, 2012, for the year ended December 31, 2011.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of our shares of our Series A Common Stock, Series B Common Stock, Preferred Stock and Convertible Notes, each of which is discussed in further detail below.

As of December 31, 2011, we had authorized the issuance of up to 1,000,000,000 shares, of our Series A Common Stock, of which 665,766,174 were issued and outstanding at that time.  Effective March 11, 2011, we increased the authorized Shares from 500,000,000 to 1,000,000,000 by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State.  The total number of Shares issued and outstanding as of the filing date of this Report is 800,741,199.

During the period ended December 31, 2011, we received Share sales and subscriptions totaling approximately $7.6million from Isaac (see discussion in Part I, Item 1, Sections entitled: (i) Isaac Organization Stock Purchase Agreement and Amendment Thereto; (11) Amended and Restated Isaac Stock Purchase Agreement; and (iii) Second Amended and Restated Isaac Stock Purchase Agreement. for details of Isaac’s purchase of Shares from us) and $1.0 million from Excel Era Limited (see discussion in Part 1, Item 1, Section entitled “Material Terminated Agreement” for the details of this transaction.).  We are relying, in part, on cash generated from future Share sales to Isaac in order to fund our operations, including capital commitments to joint venture partners, sales, general and administrative expenses, litigation settlements, and retirement of other debts and payables.  We have no reason to believe Isaac will not continue to purchase Shares in quantities sufficient to fund our current operations, although no assurances can be given in this regard.

Capital Structure of the Company

As of December 31, 2011, we had increased the authorized shares of our Series A Common Stock from 500,000,000 to1,000,000,000.  We did so pursuant to a resolution of our board of directors and pursuant to a majority written consent of the shareholders of our Common Stock.  It was implemented pursuant to a Definitive Information Statement being filed with the SEC and mailed to the shareholders of our Common Stock.

As of December 31, 2011, we had authorized the issuance of up to 200,000,000 shares of our Series B Common Stock, of which 133,818,177 were issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the shareholders of the issued and outstanding shares of the Company’s Series B Common Stock is required in order to sell, assign or transfer any of the shares of the Company’s Series B Common Stock.  The Series B Common Stock does not participate with any declared dividends.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  As of the date of this Report, there are a total of 133,818,177 shares of our Series B Common Stock issued and outstanding.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

We also have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any Preferred Stock.

Since our inception and as of both December 31, 2011 and the date of this Report, we have raised approximately $28.5 million related to an offering of our convertible notes.  The notes bear interest at 10% per annum, and are all either past due or have been converted.  As of December 31, 2011, the outstanding balance of principal and interest on unpaid convertible notes was approximately$0.4 million.  The proceeds from Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with Convertible Notes and Amended Convertible Notes contributed to our liquidity needs in 2010 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.

            As of December 31, 2011, we owed approximately $.08 million as a result of borrowings from related parties.  We have relied on borrowings from related parties as a means of financing our operations only when other capital resources were not readily available, and we have no present plans to rely on further borrowings from related parties as a means of financing our operations.

During 2010, we negotiated equipment vendor financing which, if continued in the future, should reduce our short term need for capital from other sources described above as a percentage of our total capital needs, although no assurances can be given that we will continue to obtain equipment financing on the same terms we secured during 2010.  Repayment of such equipment financing will increase our liquidity demands in the future.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related party	$425,000	$-	$-	$-	$425,000
Notes payable	7,598,569	2,392,701	-	-	9,991,270
Convertible debentures	419,757	-	-	-	419,757
Other notes payable	715,911	-	-	-	715,911
Advances from officers	755,875	-	-	-	755,875
Lease obligations	-	-	-	-	-
Total	$9,912,112	$2,392,701	$-	$-	$12,307,813

The Company had the contractual obligations to pay for deployment of the VelaTel Peru Network for approximately $305,000.

Going Concern Disclosure

The accompanying audited consolidated financial statements included in this Report have been prepared in conformity with GAAP that contemplate our continuance as a going concern. Our independent registered accounting firms, in its report dated April 13, 2011 have expressed substantial doubt about our ability to continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. The Company has incurred a net loss of $21,792,678 for the year ended December 31, 2011, a cumulative net loss of $253,660,984 since inception, a negative working capital of $16,386,204 and a stockholders' deficiency of $9,928,838.

In addition, we require substantial additional capital to finance our planned business operations and expect to incur operating losses in future periods due to the expense of deploying and/or the continued deployment of the VelaTel Peru, Novi-Net, Montenegro Connect, VeratNet, NGSN, Aerostrong and GBNC WBA networks and the related business of Sino Crossings and VN Tech.

We have not realized material revenue since inception, and we are not without doubt that we will be successful in generating revenues in the future.  If we are not able to raise substantial additional capital in a timely manner, we may lose our rights to participate in the operation of the networks and businesses identified above and may be forced to cease operations. The above factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.  Our continued existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

To attain profitable operations, management continues focus its efforts on the deployment and operation of WBA networks.  As stated in the beginning of this Report, we have ten distinct projects, seven of which are deploying WBA networks and three of which offer services or products related to WBA networks we are deploying.  The ten projects span the PRC, Peru, Croatia, Montenegro and Serbia.  The Company will continue to be dependent on outside capital to fund its projects and SG&A for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay, or abandon some or all of the projects.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to adopt ASU 2011-11 for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 is not expected to significantly impact the Company’s consolidated financial statements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Audited Financial Statements and associated Notes are shown on pages F-1 through F-32, which appear at the end of this Report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

The Company’s senior management team, together with our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Management’s Report on Internal Control over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with the authorization of our senior management team and directors; and (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Audited Financial Statements.

In view of identified material weaknesses on financial reporting of complex transactions, senior management has changed our internal controls to: (i) require a dialogue between and among our Chief Executive Officer, our Chief Financial Officer, our qualified GAAP consultant, our outside SEC counsel and our independent registered public accounting firm in every instance in which we are involved in a new type of transaction to insure that the data associated with that transaction is not misinterpreted and is properly stated in accordance with GAAP; (ii) require significant additional substantive review of those areas described above; and (iii) perform additional analyses, including, but not limited to, a detailed Balance Sheet and Statement of Operations analytical review that compares changes from the prior period's Financial Statements and analyzes all significant differences.  These procedures were initiated so that our senior management team could gain assurance that the Audited Financial Statements and Notes included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

This Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report on this Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2011 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION.

On or about March 7, 2012, which is after the year ended December 31, 2011 to which this Report primarily relates, we provided notice to our shareholders that the shareholders of the outstanding shares of our Series A Common Stock and our Series B Common Stock (collectively “Common Stock”) of the Company who, in the aggregate, hold a majority of the voting power of all shares of the Company’s Common Stock entitled to vote have, by written consent in lieu of a regular or special meeting of our shareholders (“Majority Written Consent”), approved an amendment of our Articles of Incorporation to increase the number of authorized shares of our Series A Common Stock from 1 billion to 2 billion shares (“the Action”).  It did so after filing a Definitive Information Statement with the SEC and mailing it to all shareholders of record.

In accordance with Section 78-315 and 78.320 of the Nevada Revised Statutes (“NRS”), the Action was approved on February 14, 2012 by Unanimous Written Consent of the Board of Directors of the Company and by the Majority Written Consent of our shareholders.  The Information Statement was filed with the SEC and mailed to our shareholders as of the record date in accordance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, only to inform the shareholders of our Common Stock of the Action before it takes effect.  Pursuant to Rule 14c-2 of the Exchange Act, the Action will not take effect until a date that is at least 20 days after the date the Information Statement was mailed to the shareholders of our Common Stock.  The Information Statement was mailed to the shareholders of our Common Stock on or about March 7, 2012.  The Company’s authorized Shares increased from 1 billion to 2 billion effective March 28, 2012.

PART III

ITEM 10.                      DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The name, age and position of our directors are set forth below:

Name	Age	Position(s)
George Alvarez	48	Chief Executive Officer
Mario Alvarez	51	Chief Operating Officer
Colin Tay	47	President
Kenneth L. Waggoner	61	Executive Vice President Legal, General Counsel and Secretary

Since inception on September 19, 2005, our Board of Directors has conducted the majority of its business by written consent.  During 2011, our Board of Directors met three times.  In addition, the Board of Directors met informally numerous times to discuss items being approved by written consent.  Each of our directors serves until his successor is elected and qualified.  The sole active committee of our Board of Directors is our Audit Committee.

Audit Committee

The Board of Directors has designated an Audit Committee comprised of George Alvarez, our Chief Executive Officer and Chairman of the Audit Committee, Carlos Trujillo, our Chief Financial Officer, and Kenneth L. Waggoner, our Executive Vice President Legal, General Counsel and Secretary.  The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements.  George Alvarez, Carlos Trujillo and Kenneth L. Waggoner cannot be considered an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.  The Company does not presently have among its Executive Officers and Directors a person meeting requisite qualifications, and given our financial conditions, does not anticipate seeking an Audit Committee financial expert in the near future.  However, the Audit Committee has engaged the services of an independent accountant as a consultant to provide advice to the Audit Committee.

Our Audit Committee held four informal meetings in 2011.

Executive Officers of the Registrant

Each of our Executive Officers is elected by the Board of Directors to a term of 1 year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The name, address, age and position of our Executive Officers is set forth below:

Name and Address	Age	Position(s)
George Alvarez 12526 High Bluff Drive, Suite 155 San Diego, California 92130	48	Chief Executive Officer
Colin Tay Kuang Fu South Road Taiwan 106 Taiwan 6940	47	President
Mario Alvarez 12526 High Bluff Drive, Suite 155 San Diego, California 92130	51	Chief Operating Officer
Kenneth L. Waggoner 12526 High Bluff Drive, Suite 155 San Diego, California 92130	61	Executive Vice President Legal, General Counsel and Corporate Secretary
Carlos A. Trujillo 12526 High Bluff Drive, Suite 155 San Diego, California 92130	54	Chief Financial Officer
Isidoro Gutierrez 12526 High Bluff Drive, Suite 155 San Diego, California 92130	58	Chief Administrative Officer
Kenneth Hobbs 12526 High Bluff Drive, Suite 155 San Diego, California 92130	53	Vice President of Mergers and Acquisitions
Oliver Schwarz 12526 High Bluff Drive, Suite 155 San Diego, California 92130	42	Executive Vice President of Investor Relations

Background of Executive Officers and Directors

George Alvarez was appointed a Director in March 2008 and Chief Executive Officer in June 2008.  He was Chief Executive Officer of Trussnet Delaware, an architecture, engineering and construction management firm, from 2004 until December 2007 and was Co-Founder of VelociTel, Inc., VelociTel, LLC and their predecessor companies in the wireless network service industry (“VelociTel”).  Mr. Alvarez served as VelociTel's President and Chief Operating Officer from 1987 to 2002.  He graduated with honors from Airco Technical Institute in Fullerton, California.  Mr. Alvarez provides expertise in all aspects of the design, deployment and operation of WBA networks and related businesses.

Colin Tay was appointed a Director and President in June 2008.  He also is the sole owner and Director of Trussnet Capital Partners (HK) Ltd.  From 1992-2009, Mr. Tay was the Chief Executive Officer of Trussnet ADC Co. Inc.  This company provides engineering and construction services in connection with commercial buildings, hotels, manufacturing facilities, and telecommunications.  From 1986 to 1992, Mr. Tay was with YKK Architectural Products Pte. Co. Ltd. of Singapore and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division.  Prior to joining YKK, Mr. Tay was a Quantity Surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization.  Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional designation from the Chartered Institute of Building (United Kingdom) in 2000.  Mr. Tay provides expertise in conducting business in the PRC and the deployment and operation of WBA networks and related facilities.

Mario Alvarez was appointed a Director and Chief Operating Officer in June 2008.  From 2002-2008 he provided consulting services to Trussnet Delaware and Trussnet USA Development Co. Inc., which business constructed wireless telecommunications facilities.  Mr. Alvarez was co-founder of VelociTel, and served as its Chairman and Chief Executive Officer from 1987 to 2002.  He is a member of the American Institute of Architects, the National Council of Architectural Registration Boards and the Construction Specifications Institute.  He received his B.A. in Architecture from the University of Washington and his M.A. in Architecture from the University of Idaho.  Mr. Alvarez provides expertise in the deployment and operations of WBA networks, including equipment procurement and management of subcontractors engaged in the deployment of the networks we are currently deploying.

Kenneth L. Waggoner was appointed a Director and Executive Vice President Legal and General Counsel in January 2009, and Secretary in March 2009.  From 2005 to 2007 Mr. Waggoner was the Chief Executive Officer of Foton Motors, Inc., a distributor of Chinese heavy equipment in the United States.  From 2005 to 2008 he also acted as a legal advisor to Trussnet Delaware and its affiliated companies and to Euro Pacific Parts International, Inc., a distributor of aftermarket automobile parts in the United States.  Mr. Waggoner was Of Counsel with the law firm Morgan, Lewis & Bockius, LLP from 2004 to 2005.  From 2002 to 2004, he was Vice President and General Counsel of the Global Downstream operations of ChevronTexaco Corporation.  From 1986 to 2002 Mr. Waggoner was a partner with the law firm of Brobeck, Phleger & Harrison.  He was the Managing Partner of its Los Angeles office and served on both its Executive Committee and Policy Committee.  Mr. Waggoner received his J.D. degree with honors in 1973 from Loyola University School of Law in Los Angeles, California.  He received his B.A. degree with honors in 1970 from California State University at Long Beach.  Mr. Waggoner provides wide-ranging expertise in all aspects of the legal affairs of a public company, including the management of litigation, drafting of requisite contracts, obtaining regulatory approvals, internal controls and corporate governance.

Carlos A. Trujillo was appointed Chief Financial Officer in June 2008.  Mr. Trujillo has worked as the chief financial officer for both public and private corporations.  His responsibilities include planning, organizing and managing the activities related to finance and accounting.  He is responsible for the SEC regulatory reporting, related reports and compliance with policies and procedures, including consolidation of multi-entity organizations, foreign and domestic.  He has performed financial analysis for projections, forecast and financial models.  He communicates with the Company’s shareholders and lenders to provide reports and pro forma financial information.  He has primary responsibility for coordinating the Company’s information relating to all financial and tax matters with our independent registered accounting firm and our financial expert on SEC reporting requirements.  Mr. Trujillo received his B.A. degree in Accounting from California State University at Fullerton in 1982 and is a certified public accountant licensed by the State of California.  Mr. Trujillo has over twenty-seven years’ experience in accounting and finance.

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

Kenneth Hobbs was appointed Vice President of Mergers and Acquisitions in June 2009.  Mr. Hobbs received his Bachelor’s degree in Economics in 1982 and his J.D. degree in 1985, both from the University of Washington in Seattle.  Before joining the Company, he practiced law for 25 years with the law firm of Stafford Frey Cooper in Seattle.  His practice included assisting clients with the purchase, sale, and financing of businesses and assets in numerous industries including telecommunications, radio broadcast, vessel transportation and financial services, commercial real estate sales, purchases and leases, regulatory compliance for all aspects of doing business at the state and federal level, and commercial litigation.  Mr. Hobbs provides expertise in mergers and acquisitions, expansion of the Company’s business opportunities, governmental regulations, legal, financial, technical and regulatory due diligence in connection with mergers and acquisitions and in drafting all contracts related thereto.

Oliver Schwarz was appointed Executive Vice President of Investor Relations in July 2010.  At the time, Mr. Schwarz had more than 15 years of experience in the Financial Markets Industry.  He worked for Merrill Lynch International from 1996 to 2009. As a First Vice President of Investments for Merrill Lynch, he led a team of three financial advisors and two certified assistants. In 2009, Mr. Schwarz transitioned from Merrill Lynch to join Morgan Stanley Smith Barney, where he led a group of two financial advisors and two assistants. At both Merrill Lynch and Morgan Stanley, his group advised high net worth families and institutions from the United States and Latin America.  Mr. Schwarz was responsible for the growth and overall strategy of the team. In his role at the Company, Mr. Schwarz and his Investor Relations Team oversee the investor relations initiatives of the Company. The mission of the team is to proactively provide the public with concise, timely and rich content and to value and build relationships with current and future shareholders. Mr. Schwarz is fluent in Spanish and English and is a Certified Financial Manager. He is a graduate of the University of Colorado, where he obtained a degree in Finance and Economics in 1996.

On January 15, 2012, Mr. Schwarz resigned his position of Executive Vice President of Investor Relations to assume a non-officer position within the Company.

None of our directors is an officer or director of a company registered under the Exchange Act.

Code of Ethics

During the period ended December 31, 2010, the Company prepared, and our Board of Directors considered, a draft form of Code of Business Conduct and Ethics (“the Code”).  Comments were made regarding the draft, and further revisions were made to the Code.  Effective November 19, 2010, the Board of Directors, by Unanimous Written Consent, approved and adopted the Code.  The Code applies to every officer, director and employee of the Company.  The Code is posted on the Company’s website, www.velatel.com, under the tab “Investor Relations | Corporate Governance.”  Paper copies of the Code are available to shareholders free of charge by written request to the Company at 12526 High Bluff Drive, Suite 155, San Diego, CA, 92101, attention: Kenneth L. Waggoner.

Section 16 (a) Beneficial Ownership Reporting Compliance

The Company knows of no director, officer, beneficial owner of more than5% of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that failed to file timely any reports required to be furnished pursuant to Section 16(a), except, as follows:

The following  Reporting Persons were granted stocks options on July 15, 2011: Isidoro Gutierrez, Kenneth Hobbs, Colin Tay, Carlos Trujillo and Kenneth L. Waggoner; they were 182 days late in filing a Form 4 with respect their grants.  However, on July 21, 2011, the Company disclosed the grant of 37.5 million options pursuant to its 2011 Stock Option and Incentive Plan.

In addition, George Alvarez filed a Form 4 on March 7, 2012 that was five days late; Kenneth Hobbs filed a Form 4 on March 8, 2012 that was ten days late; Isidoro Gutierrez filed a Form 4 on March 8, 2012 that was 5 days late and on March 13, 2012 that was one day late; Mario Alvarez filed a Form 4 on March 7, 2012 that was five days late and on March 21, 2012 that was two days late; Colin Tay filed a Form 4 on May 18, 2011 that was 26 days late; on March 7, 2012, Kenneth L. Waggoner filed a Form 4 that was five days late; on March 7, 2012 Carlos Trujillo filed a Form 4 that was five days late; and on May 18, 2012, Trussnet Capital Partners (HK) filed a Form 4 that was 26 days late.

Antonios Isaac and Isaac Organization each filed a separate SEC Form 3 on March 17, 2010 disclosing that each became a reporting person on August 11, 2009 and December 9, 2009, respectively.  The Company has issued to or on behalf of Isaac a total of 113,796,312 Shares pursuant to the stock purchase agreements between the Company and Isaac described in this Report.  Neither Isaac nor Antonios Isaac has filed any SEC Form 4 disclosures as to any issuance after December 9, 2009.  The Company is unable to determine whether Antonios Isaac or Isaac remained a reporting person as of the date of any issuance, or how many Shares either holds as of the date of this Report.

ITEM 11.                   EXECUTIVE COMPENSATION.

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

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 (“Commencement Date”) and ends on December 31, 2013 (“Term”); provided, however, that the Term is automatically extended for one additional year on the anniversary of the Commencement Date and on each anniversary thereafter, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the Term.  During the Term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the Term is retroactive, the issuance of the Series B Common Stock was not.  The shares were issued on April 12, 2011.

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

SUMMARY EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Salary	Bonus	Stock Awards (1)		Option Awards	Nonequity incentive plan compensation	Non-qualified deferred compensation earnings	Other (1)	Total
2010 Compensation (1) (2)
George Alvarez Chief Executive Officer	$262,500	$0	$0		$0	$0	$0	$0	$262,500
Mario Alvarez, Chief Operating Officer	$225,000	$0	$0		$0	$0	$0	$0	$225,000
Isidoro Gutierrez (3), Chief Admin. Officer	$187,500	$0	$250,833	(3)	$0	$0	$0	$0	$438,333
Kenneth Hobbs (4), Vice President, Mergers & Acquisitions	$180,000	$0	$192,478	(4)	$0	$0	$0	$0	$272,478
Oliver Schwarz, Exec. Vice President, Investor Relations	$137,500	$0	$0		$0	$0	$0	$0	$137,500
Colin Tay (6), President	$0	$0	$0		$0	$0	$0	$0	$0
Carlos Trujillo (5), Chief Financial Officer	$206,250	$0	$222,124	(5)	$0	$0	$0	$0	$428,374
Kenneth L. Waggoner (6), Exec. Vice President, Legal General Counsel and Secretary	$206,250	$0	$221,682	(6)	$0	$0	$0	$0	$427,932

(1)	2010 stock awards were paid pursuant to independent contractor agreements.

(2)	The Company began paying cash salaries to officers effective April 1, 2010.

(3)	Isidoro Gutierrez's stock award of $250,833 consisted of 460,245 restricted Shares at $0.545 per Share.

(4)	Kenneth Hobbs’ stock award of $192,478 consisted of 353,171 restricted Shares at $0.545 per Share.

(5)	Carlos Trujillo’s stock award of $222,124 consisted of 407,567 restricted Shares at $0.545 per Share.

(6)	Kenneth L. Waggoner’s stock award of $221,682 consisted of 406,755 restricted Shares at $0.545 per Share.

Name and Principal Position	Salary	Bonus	Stock Awards (1)	Option Awards	Nonequity incentive plan compensation	Non-qualified deferred compensation earnings	Other (1)	Total
2011 Compensation (1)
George Alvarez ,Chief Executive Officer	$350,000	$0	$0	$0	$0	$0	$0	$350,000
Mario Alvarez Chief Operating Officer	$300,000	$0	$0	$0	$0	$0	$0	$300,000
Isidoro Gutierrez (2), Chief Admin. Officer	$250,000	$0	$0	$1,133,902	$0	$0	$0	$1,383,902
Kenneth Hobbs (3), Vice President, Mergers & Acquisitions	$240,000	$0	$0	$240,000	$0	$0	$0	$480,000
Oliver Schwarz, Exec. Vice President, Investor Relations	$275,000	$0	$0	$0	$0	$0	$0	$275,000
Colin Tay (4), President	$0	$0	$35,514	$390,000	$0	$0	$0	$425,514
Carlos Trujillo (5), Chief Financial Officer	$275,000	$0	$0	$275,000	$0	$0	$0	$550,000
Kenneth L. Waggoner (6), Exec. Vice President, Legal General Counsel and Secretary	$275,000	$0	$0	$275,000	$0	$0	$0	$550,000

(1)	The Company paid cash salaries to Officers in 2011.

(2)	Isidoro Gutierrez received a Stock Option of $1,133,902; it consisted of Options to purchase 8,722,322 Shares at an exercise price of $0.13 per Share.

(3)	Kenneth Hobbs received a Stock Option of $240,000; it consisted of 1,846,153 Shares at an exercise price of $0.13 per Share.

(4)
Colin Tay received a Series B Stock Award of $35,514; it consisted of 66,909,088 shares valued at $0.001 per share.  In addition, Mr. Tay received a Stock Option of $390,000; it consisted of Options to purchase 3,000,000 Shares at an exercise price of $0.13 per Share.

(5)	Carlos Trujillo received a Stock Option of $275,000; it consisted of Options to purchase 2,115,384 Shares at an exercise price of $0.13 per Share.

(6)	Kenneth L. Waggoner received a Stock Option of $275,000; it consisted of Options to purchase 2,115,384 Shares at an exercise price of $0.13 per Share.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested and equity incentive plan awards for each named Executive Officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
George Alvarez, Chief Executive Officer	0	0	0	$0	N/A	0	0	0	0
Mario Alvarez, Chief Operating Officer	0	0	0	$0	N/A	0	0	0	0
Isidoro Gutierrez, Chief Administrative Officer	8,722,322	0	0	$0.13	07/15/21	0	0	0	0
Kenneth Hobbs, Vice President of Mergers and Acquisitions	1,846,153	0	0	$0.13	07/15/21	0	0	0	0
Colin Tay, President	3,000,000	0	0	$0.13	07/15/21	0	0	0	0
Carlos Trujillo, Chief Financial Officer and Chief Accounting Officer	2,115,384	0	0	$0.13	07/15/21	0	0	0	0
Kenneth L. Waggoner, Executive Vice President Legal, General Counsel and Co Secretary	2,115,384	0	0	$0.13	07/15/21	0	0	0	0
Oliver Schwarz, Executive Vice President of Investor Relations	0	0	0	$0	N/A	0	0	0	0

Compensation of Directors

To date, we have not compensated our Directors for their services in their capacity as directors.  We reimburse our Directors for all travel and lodging expenses associated with corporate matters if and when incurred.

The table below summarizes all compensation paid to our Directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Alvarez, Chief Executive Officer	$0	$0	$0	$0	$0	$0	$0
Mario Alvarez, Chief Operating Officer	$0	$0	$0	$0	$0	$0	$0
Colin Tay, President	$0	$0	$0	$0	$0	$0	$0
Kenneth L. Waggoner, Executive Vice President Legal, General Counsel and Secretary	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Director Compensation Table

Our Directors do not currently receive any compensation from the Company for their services rendered as members of our Board of Directors of the Company.

Employment Agreements with Executive Officers and Directors

Until March 31, 2010, we had in effect Independent Contractor Agreements with, Isidoro Gutierrez, Kenneth Hobbs, Colin Tay, Carlos Trujillo and Kenneth L. Waggoner.  All of these individuals served as Executive Officers and/or Directors of the Company.  Effective April 1, 2010 all Executive Officers, except Colin Tay, became employees of the Company at the yearly salaries set forth above in this Item. 11 under the heading entitled “Compensation Discussion and Analysis.”

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its Executive Officers in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 and ends on December 31, 2013, provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the Term was retroactive, the issuance of the Series B Common Stock was not.  The Shares were issued on April 12, 2011.

We used our form Independent Contractor Agreement for the aforementioned independent contractors for their services rendered to the Company.  Such terms and conditions of the form Independent Contractor Agreement included the names of the parties to the agreement, the term of the agreement, the job responsibilities, the independent contractor status, and the full responsibility of the independent contractor to pay all applicable taxes.

2008 Stock Option Plan

On October 27, 2008, our Board of Directors previously adopted a 2008 Stock Option Plan (“2008 SOP”) for the benefit of our directors, officers or future employees.  The 2008 SOP grants the Board authority to award stock options to purchase up to 8,000,000 Shares.  We did not obtain stockholder approval for the 2008 SOP or issue any options under the 2008 SOP.  The 2008 SOP was terminated pursuant to the terms of the 2011 SOP described immediately below.

2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan" ("the 2011 SOP").  We did so pursuant to a resolution of our Board of Directors and pursuant to a majority written consent of the shareholders of our Common Stock.  It was implemented pursuant to a Definitive Information Statement filed with the SEC and mailed to the shareholders of our Common Stock.

The material terms of the 2011 SOP are as follows:

1.           The 2011 SOP is to be administered by the Company's Board of Directors or a committee of the Board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the Company's Shares are listed (any administrator, the "Committee").

2.           An award under the 2011 SOP may consist of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance stock awards, or stock appreciation rights, with the amount and type of any award at the discretion of the Committee.

3.           Eligible recipients under the 2011 SOP are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

4.           The maximum number of Shares available for issuance under the 2011 SOP is 75,000,000, no more than 30,000,000 of which may be awarded other than as options or stock appreciation rights, and no more than 50,000,000 of which may be awarded to any one participant in any one taxable year of the Company.  Shares issued pursuant to an award reduce the maximum Shares remaining available for issuance under the 2011 SOP; however, Shares that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance.  In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the 2011 SOP to avoid dilution or enlargement of the rights of participants under any prior award.

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

6.           Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan will terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation.

7.           The 2011 SOP is non-exclusive and does not limit the power or authority of our Board of Directors to adopt, modify or terminate the 2011 SOP or such additional compensation arrangements as the Board may deem necessary or desirable. The 2011 SOP supersedes and replaces entirely the Company's 2008 SOP.  The 2011 SOP terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share. The options were issued to eligible recipients under the 2011 SOP.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

Compensation Committee

Our Board of Directors temporarily serves as our Compensation Committee.  Our Board adopted a Compensation Committee Charter.

All members of our Board of Directors were also officers during 2011.  All members of our Board had one or more relationships requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers served as a director of another entity whose executive officers served on our Board of Directors, except that Colin Tay serves as both an executive officer of the Company and he is the sole director of TCP.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report, the total number of shares of our Series A Common Stock and our Series B Common Stock owned beneficially by each of our current directors and executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The shareholders listed below have direct ownership of his/hers or its Common Stock and possesses sole voting and/or dispositive power with respect to their ownership.

OWNERSHIP OF SECURITIES BY EXECUTIVES AND RELATED PARTIES

		Amount and Nature of	Percent of Class
Title of Class	Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)
Series A Common Stock
	Antonios Isaac (3)
	Isaac Organization (3)		7.4%
	Trussnet Capital Partners (HK), Ltd.		2.2%
	Colin Tay (4)
	George Alvarez		*
	Mario Alvarez		*
	Carlos Trujillo		*
	Kenneth L. Waggoner		*
	Kenneth Hobbs		*
	Isidoro Gutierrez		*
	Oliver Schwarz		*
	All officers and directors as a group
Series B Common Stock
	George Alvarez	66,909,089	50% (9)
	Alvarez & Alvarez IRR Trust (5)	18,636,363	13.9%
	Cuachira, LLC (6) Campos Eliseos #231 Piso 16 Col. Polanco, Mexico 11560 DF	5,000,000	3.7%
	Matthew Jennings (7) 399 N. Highway 101 Solana Beach, California 92075	13,686,363	10.2%
	Colin Tay (8)	66,909,088	50%
	All officers and directors as a group	133,818,177	100%

*       Less than one percent.

(1)
Unless otherwise noted, the address of each holder is 12526 High Bluff Drive, Suite 155, San Diego California 92130.  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  .

(3)
Antonios Isaac and Isaac each filed a separate SEC Form 3 on March 17, 2010 disclosing that each became a reporting person on August 11, 2009 and December 9, 2009, respectively.  The Company has issued to or on behalf of Isaac a total of 113,796,312 Shares pursuant to the stock purchase agreements between the Company and Isaac described in this Report.  Neither Isaac nor Antonios Isaac has filed any SEC Form 4 disclosures as to any issuance after December 9, 2009.  The Company is unable to determine whether Antonios Isaac or Isaac remained a reporting person as of the date of any issuance, or how many Shares either holds as of the date of this Report.

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

ITEM 13                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as indicated below, since January 1, 2009 there have been no transactions, nor are there any currently proposed transactions, to which we were or are to be a participant in which the amount involved exceeds $48,717 (1% of the average of our total assets as of December 31, 2010 and December 31, 2011), and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any Series of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Pursuant to the Trussnet Delaware Professional Services Agreement (see Part I, Item 1, entitled “Professional Services Agreement between Trussnet Nevada and Trussnet Delaware for a detailed discussion of this Agreement), we agreed to pay Trussnet Delaware for its professional services at its standard hourly rates or based upon fixed fees for specific professional services.  As of October 1, 2009, we owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware advanced funds for our operations in anticipation of our receiving additional funding.  On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Agreement”).  Among other things, the First Amendment to Trussnet Delaware Professional Services Agreement required Trussnet Nevada to commence paying for the services Trussnet Delaware provided in connection with the Chinacomm Network at the rate of $10,000,000 per month, until Trussnet Nevada’s outstanding invoices to Trussnet Delaware was paid in full.  The amounts due were to be paid through the issuance of Shares in accordance with the provisions of the First Amendment to Trussnet Delaware Professional Services Agreement.

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

During 2009, Antonios Isaac, individually and through Negotiart, Inc. received 11.5 million Shares for professional services rendered to the Company as an independent contractor.  During 2010 and 2011, Isaac Organization, Inc. has been issued a total of  113,796,312 Shares and 113,796,312 warrants pursuant to the Isaac SPA, the A&R Isaac SPA and the Second A&R Isaac SPA.

Several of the Company’s former employees (now independent contractors) are related family members.  Our Chief Executive Officer, George Alvarez, and our Chief Operating Officer, Mario Alvarez, are brothers.  Our Chief Administrative Officer, Isidoro Gutierrez, is the uncle of George and Mario Alvarez.  Our Director of Construction, Richard Gutierrez, is the brother of Isidoro Gutierrez and also the uncle of George and Mario Alvarez.  Our Vice-President of Marketing, Ryan Alvarez, is the son of George Alvarez.  Our Marketing Manager, Nathan Alvarez, is also the son of George Alvarez.  Our paralegal, Leslie Jones, is the daughter of Richard Gutierrez.  Our file clerk, Stephanie Alvarez, is the daughter of George Alvarez.  Our administrative assistant, Kimberly Alvarez, is the daughter-in-law of George Alvarez.

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

Audit Fees: This category includes the audit of our annual Financial Statements in connection with our Form 10-K Annual Reports, review of Financial Statements included in our Form 10-Q Quarterly Reports and services that are normally provided by our independent registered accounting firms.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim Financial Statements.  The aggregate fees billed by the independent registered accounting firms for the period ended December 31, 2010 for professional services for the audit of our Financial Statements as of December 31, 2010 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $72,800 and $165,051 for 2010 and 2011, respectively.

Audit-Related Fees: This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  RBSM and Kabani did not perform any audit-related services for us during 2010 and 2011.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.  We paid MBC $2,000 and $18,000 during 2010 and 2011, respectively, for services for tax compliance, tax advice, and tax planning.

All Other Fees: This category consists of fees for other miscellaneous items.  We did not pay RBSM or Kabani any other fees during 2010 and 2011.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Audit Committee.  Any such approval by the Audit Committee is disclosed to the entire Board of Directors.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of each Exhibit and incorporation by reference to any prior Report where the same Exhibit has already been attached to that Report.

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
10.8
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated May 23, 2008 between Gulfstream Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT-Chinacomm Co. Ltd and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)

10.9
Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.10
Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and CECT-Chinacomm Communications Co., Ltd. [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]

10.11
Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.12
Equipment Sublease Agreement, dated May 23, 2008, between Yunji Communications Technology (China) Co. and Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.13
Subscription and Shareholder’s Agreement relating to ChinaComm Limited, dated February 16, 2009, between Trussnet Capital Partners Ltd. (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), ChinaComm Limited (as Company), Qui Ping and Yuan Yi (as Guarantors) and CECT Chinacomm Co. Ltd and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]

10.14
Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between Trussnet Capital Partners (HK), Ltd. and CECT-Chinacomm Communications Co. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]

10.15
Asset Purchase Agreement, Promissory Note, and Security Agreement, all dated March 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]

10.16
First Amendment to Promissory Note, dated March 5, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]

10.17
Second Amendment to Promissory Note, dated March 16, 2010, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010]

10.18
Third Amendment to Promissory Note, dated April 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 13, 2010]

10.19
Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]

10.20
Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between China Tel Group, Inc. and Trussnet Capital Partners (HK) Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
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
Schedule 14C
10.38
Definitive Schedule 14C Amendment to Articles of Incorporation to Increase the Authorized Number of Shares of our Series A Common Stock from 1,000,000,000 to 2,000,000,000 [Incorporated by reference to the Company’s Annual Report on Form DEF 14C on March 2, 2012]

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VelaTel Global Communications, Inc.
Date: April 16, 2012	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the identified capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer and Director	April 16, 2012
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	April 16, 2012
Carlos Trujillo

/s/ Kenneth L. Waggoner	Director	April 16, 2012
Kenneth L. Waggoner

/s/ Mario Alvarez	Director	April 16, 2012
Mario Alvarez

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)

(a Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010, and for the period from April 8, 2008 (date of inception) through December 31, 2011	F-4

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2011 and 2010, and for the period from April 8, 2008 (date of inception) through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from April 8, 2008 (date of inception) through December 31, 2011	F-6

Notes to Audited Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VelaTel Global Communications, Inc.
(Formerly China Tel Group, Inc.)

We have audited the accompanying consolidated balance sheets of VelaTel Global Communications, Inc. and its subsidiaries (formerly China Tel Group, Inc.) (“the Company”) a development stage company, as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception (April 8, 2008) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of the Company, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and for the period from inception (April 8, 2008) through December 31, 2011 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  The Company has incurred a net loss of $21,792,678 for the year ended December 31, 2011, cumulative losses of $253,660,984 since inception, a negative working capital of $16,386,204 and a stockholders’ deficiency of $9,928,838  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 16, 2012

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$183,457	$27,516
Accounts receivable, net of allowance for doubtful accounts of $3,163 and $19,511 as of December 31, 2011 and 2010, respectively	60,191	16,204
Prepaid rent	18,888	6,471
Inventories	1,173,595	2,863
Prepaid expenses and other current assets	2,474,401	278,145
Total current assets	3,910,532	331,199

Property, plant and equipment, net of accumulated depreciation of $580,248 and $364,529 as of December 31, 2011 and 2010, respectively	5,188,913	369,576

Other assets:
Intangible assets, net of accumulated amortization of $143,305 and $124,826 as of December 31, 2011 and 2010, respectively	32,276	50,755
Investments	3,695,000	2,450,000
Deposits	7,593	686,762
Total other assets	3,734,869	3,187,517

Total assets	$12,834,314	$3,888,292

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$10,046,728	$22,412,434
Unearned revenue	-	2,536
Advances from officers	755,875	1,125,692
Notes payable, related party	425,000	475,000
Notes payable, current portion	7,598,569	338,447
Convertible debentures, net	419,757	1,955,423
Notes payable, other	829,893	1,654,643
Derivative liability	220,914	149,248
Total current liabilities	20,296,736	28,113,423

Notes payable, net of current portion	2,392,701	-
Mandatory redeemable Series B common stock; $0.001 par value, 200,000,000 shares authorized, 133,818,177 and 66,909,089 issued and outstanding as of December 31, 2011 and 2010, respectively	73,715	35,483

Total liabilities	22,763,152	28,148,906

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 665,766,174 and 438,529,500 shares issued and outstanding as of December 31, 2011 and 2010, respectively	665,766	438,529
Common stock subscribed	-	2,158,000
Additional paid in capital	243,384,860	205,150,979
Common stock in escrow	(178,664)	-
Accumulated deficit	(253,660,984)	(231,953,818)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(9,789,022)	(24,206,310)

Non controlling interest	(139,816)	(54,304)

Total stockholders' deficiency	(9,928,838)	(24,260,614)

Total liabilities and stockholders' deficiency	$12,834,314	$3,888,292

The accompanying Notes are an integral part of these financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			From April 8, 2008
			(date of inception)
	Years Ended December 31,		Through
	2011	2010	December 31, 2011

REVENUE	$688,942	$955,311	$2,302,129
Cost of revenue	1,580,834	1,103,708	3,206,261
Gross profit (loss)	(891,892)	(148,397)	(904,132)

OPERATING EXPENSES:
Selling, general and administrative expenses	13,640,121	6,655,712	83,017,424
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	-	35,489,721	35,489,721
Impairment loss	-	7,750,000	8,758,290
Depreciation and amortization	234,198	267,546	572,954
Research and development costs	6,317,287	18,845,705	86,748,202
Total operating expenses	20,191,606	69,008,684	214,586,591

Net loss from operations	(21,083,498)	(69,157,081)	(215,490,723)

OTHER INCOME (EXPENSES):
Other income, net	37,812	1,031,524	959,315
Gain on settlement of debt		223,577	1,299,766
Gain (loss)on foreign currency transactions	(23,916)	(7,514)	27,705
Loss on investments, related party	-	-	(6,636,410)
Gain (loss) on change in fair value of debt derivative	(71,666)	2,259,768	13,862,472
Interest expense	(651,410)	(973,404)	(47,472,854)
Total other income (expense), net	(709,180)	2,533,951	(37,960,006)

Net loss	(21,792,678)	(66,623,130)	(253,450,729)

Loss attributed to non controlling interest	85,512	30,457	139,816

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(21,707,166)	$(66,592,673)	$(253,310,913)

Net loss per common share (basic and fully diluted)	$(0.04)	$(0.20)	$(0.99)
Weighted average number of shares outstanding, basic and fully diluted	534,489,528	335,972,778	255,826,811

Comprehensive Loss:
Net Loss	$(21,792,678)	$(66,623,130)	$(253,450,729)
Foreign currency translation gain	-	(14,389)	(8,689)

Comprehensive Loss:	(21,792,678)	(66,637,519)	(253,459,418)
Comprehensive loss attributable to the non controlling interest	85,512	30,457	139,816
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(21,707,166)	$(66,607,062)	$(253,319,602)

The accompanying Notes are an integral part of these financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

			Common stock		Common	Additional	Common	Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Stock	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	in Escrow	Income (Loss)	Deficit	Interest	Deficiency
Balance, April 4, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Effect of merger with Velatel Global Communications, Inc. and assumption of liabilities as of April 4, 2008	-	-	86,117,088	86,117	-	(153,026)	-	-	(350,071)	-	(416,980)
Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	-	27,060,987	-	-	-	-	27,060,987
Issuance of Series A common stock in exchange for convertible debentures	-	-	1,471,663	1,472	-	1,396,608	-	-	-	-	1,398,080
Issuance of Series A common stock in settlement of debt	-	-	1,870,196	1,870	-	1,774,814	-	-	-	-	1,776,684
Net loss	-	-	-	-	-	-	-	-	(108,969,892)	-	(108,969,892)

Balance, December 31, 2008	-	-	89,458,947	89,459	-	30,079,383	-	-	(109,319,963)	-	(79,151,121)

Issuance of Series A common stock in January 2009 in exchange for services rendered	-	-	1,000,000	1,000	-	479,000	-	-	-	-	480,000
Issuance of Series A common stock in January 2009 in exchange for previously incurred debt	-	-	1,573,158	1,573	-	1,492,927	-	-	-	-	1,494,500
Issuance of Series A common stock in February 2009 in exchange for services rendered	-	-	986,526	987	-	393,624	-	-	-	-	394,611
Issuance of Series A common stock in February 2009 in exchange for previously incurred debt	-	-	204,861	205	-	194,413	-	-	-	-	194,618
Issuance of Series A common stock in March 2009 in exchange for services rendered	-	-	4,040,000	4,040	-	2,067,560	-	-	-	-	2,071,600
Issuance of Series A common stock in March 2009 in exchange for previously incurred debt	-	-	406,113	406	-	385,401	-	-	-	-	385,807
Issuance of Series A common stock in March 2009 as deposit toward purchase of an investment	-	-	1,000,000	1,000	-	429,000	-	-	-	-	430,000
Issuance of Series A common stock in May 2009 in exchange for previously incurred debt	-	-	211,500	211	-	200,713	-	-	-	-	200,924
Issuance of Series A common stock in June 2009 in exchange for previously incurred debt	-	-	263,158	263	-	249,737	-	-	-	-	250,000
Issuance of Series A common stock in June 2009 in exchange for services rendered	-	-	2,900,000	2,900	-	1,075,100	-	-	-	-	1,078,000
Issuance of Series A common stock in July 2009 in exchange for services rendered, including acting officers	-	-	7,403,149	7,403	-	5,945,116	-	-	-	-	5,952,519
Issuance of Series A common stock in August 2009 in exchange for services rendered	-	-	8,153,115	8,153	-	6,094,339	-	-	-	-	6,102,492

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011 (CONTINUED)

			Common stock		Common	Additional	Common	Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Stock	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	in Escrow	Income (Loss)	Deficit	Interest	Deficiency
Issuance of Series A common stock in August 2009 in exchange for convertible debentures and related interest	-	-	23,991,144	23,991	-	7,247,020	-	-	-	-	7,271,011
Issuance of Series A common stock in September 2009 in exchange for services rendered	-	-	4,364,134	4,365	-	4,059,520	-	-	-	-	4,063,885
Issuance of Series A common stock in September 2009 in exchange for convertible debentures and related interest	-	-	14,541,795	14,542	-	4,198,720	-	-	-	-	4,213,262
Issuance of common stock for services to be rendered	-	-	3,000,000	3,000	-	(3,000)	-	-	-	-	-
Issuance of Series A common stock in October 2009 in exchange for services rendered	-	-	6,242,622	6,243	-	2,724,790	-	-	-	-	2,731,033
Issuance of Series A common stock in October 2009 in exchange for convertible debentures and related interest	-	-	929,556	929	-	407,238	-	-	-	-	408,167
Issuance of Series A common stock in November 2009 in exchange for services rendered	-	-	760,061	760	-	443,876	-	-	-	-	444,636
Issuance of Series A common stock in November 2009 in exchange for convertible debentures and related interest	-	-	4,376,198	4,376	-	1,507,005	-	-	-	-	1,511,381
Issuance of Series A common stock in December 2009 in exchange for services rendered, including acting officers	-	-	41,000,000	41,000	-	22,572,495	-	-	-	-	22,613,495
Issuance of Series A common stock in December 2009 in exchange for convertible debentures and related interest	-	-	13,805,680	13,806	-	8,882,412	-	-	-	-	8,896,218
Equity based compensation	-	-	-	-	-	775,962	-	-	-	-	775,962
Foreign currency translation gain	-	-	-	-	-	-	-	14,389	-	-	14,389
Net loss	-	-	-	-	-	-	-	-	(56,041,182)	(23,847)	(56,065,029)

Balance, December 31, 2009	-	-	230,611,717	230,612	-	101,902,351	-	14,389	(165,361,145)	(23,847)	(63,237,640)

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011 (CONTINUED)

			Common stock		Common	Additional	Common	Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Stock	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	in Escrow	Income (Loss)	Deficit	Interest	Deficiency
Issuance of Series A common stock in February 2010 in exchange for convertible debentures and related interest	-	-	29,101	29	-	27,617	-	-	-	-	27,646
Common stock subscription received	-	-	-	-	7,995,000	-	-	-	-	-	7,995,000
Issuance of Series A common stock issued in April 2010 in exchange for services rendered	-	-	2,316,481	2,316	-	1,267,134	-	-	-	-	1,269,450
Issuance of Series A common stock issued in April 2010 in exchange for expenses incurred	-	-	1,148,628	1,149	-	624,854	-	-	-	-	626,003
Issuance of Series A common stock issued in April 2010 in settlement of note payable	-	-	458,716	459	-	249,541	-	-	-	-	250,000
Issuance of Series A common stock issued in April 2010 in settlement of accounts payable	-	-	22,727,272	22,727	-	9,977,273	-	-	-	-	10,000,000
Issuance of Series A common stock issued in May 2010 in exchange for services rendered	-	-	668,953	669	-	363,910	-	-	-	-	364,579
Issuance of Series A common stock issued in May 2010 in exchange for expenses incurred	-	-	195,841	196	-	106,537	-	-	-	-	106,733
Issuance of Series A common stock issued in May 2010 in settlement of accounts payable	-	-	29,069,767	29,070	-	9,970,930	-	-	-	-	10,000,000
Sale of Series A common stock	-	-	9,333,334	9,333	(4,905,341)	13,990,667	-	-	-	-	9,094,659
Issuance of Series A common stock issued in June 2010 in settlement of accounts payable	-	-	21,179,986	21,180	-	9,978,820	-	-	-	-	10,000,000
Issuance of Series A common stock issued in June 2010 as payment for investment holding costs	-	-	58,867,119	58,867	-	24,429,854	-	-	-	-	24,488,721
Issuance of Series A common stock issued in June 2010 in exchange for convertible debentures and related interest	-	-	15,697,454	15,697	-	8,705,220	-	-	-	-	8,720,917
Issuance of Series A common stock issued in July 2010 in settlement of accounts payable	-	-	10,526,316	10,526	-	9,989,474	-	-	-	-	10,000,000
Issuance of Series A common stock issued in September 2010 in exchange for services rendered	-	-	500,000	500	-	176,500	-	-	-	-	177,000
Issuance of Series A common stock issued in September 2010 in settlement of accounts payable	-	-	7,387,298	7,388	-	7,010,545	-	-	-	-	7,017,933
Issuance of Series A common stock in October 2010 in exchange for litigation payable and related interest	-	-	998,668	999	-	224,001	-	-	-	-	225,000

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011 (CONTINUED)

			Common stock		Common	Additional	Common	Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Stock	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	in Escrow	Income (Loss)	Deficit	Interest	Deficiency
Issuance of Series A common stock in November 2010 in exchange for convertible debentures and related interest	-	-	248,975	249	-	152,383	-	-	-	-	152,632
Issuance of Series A common stock in November 2010 in exchange for litigation payable and related interest	-	-	621,077	621	-	118,129	-	-	-	-	118,750
Issuance of Series A common stock in December 2010 in exchange for services	-	-	515,376	515	-	128,349	-	-	-	-	128,864
Issuance of Series A common stock in December 2010 in exchange for litigation payable and related interest	-	-	722,763	723	-	118,027	-	-	-	-	118,750
Sale of Series A common stock	-	-	10,674,230	10,674	(931,659)	2,923,985	-	-	-	-	2,003,000
Issuance of Series A common stock in December 2010 for investment in Azur Capital	-	-	9,000,000	9,000	-	1,431,000	-	-	-	-	1,440,000
Issuance of Series A common stock in December 2010 in exchange for services	-	-	30,428	30	-	4,838	-	-	-	-	4,868
Issuance of Series A common stock in December 2010 for investment in Golden Bridge	-	-	5,000,000	5,000	-	1,005,000	-	-	-	-	1,010,000
Equity based compensation	-	-	-	-	-	274,040	-	-	-	-	274,040
Foreign currency translation gain	-	-	-	-	-	-	-	(14,389)	-	-	(14,389)
Net loss	-	-	-	-	-	-	-	-	(66,592,673)	(30,457)	(66,623,130)

Balance, December 31, 2010	-	-	438,529,500	438,529	2,158,000	205,150,979	-	-	(231,953,818)	(54,304)	(24,260,614)

Common stock subscription received	-	-	-	-	6,017,000	-	-	-	-	-	6,017,000
Issuance of Series A common stock in January 2011 in exchange for convertible debentures and related interest	-	-	2,291,916	2,292	-	418,336	-	-	-	-	420,628
Issuance of Series A common stock issued in January 2011 in settlement of accounts payable	-	-	5,391,688	5,392	-	1,450,903	-	-	-	-	1,456,295
Issuance of Series A common stock in February 2011 in exchange for convertible debentures and related interest	-	-	1,662,875	1,663	-	386,951	-	-	-	-	388,614
Issuance of Series A common stock issued in February 2011 in settlement of accounts payable	-	-	4,427,895	4,428	-	1,164,979	-	-	-	-	1,169,407
Issuance of Series A common stock in March 2011 in exchange for convertible debentures and related interest	-	-	689,597	689	-	153,436	-	-	-	-	154,125
Issuance of Series A common stock issued in March 2011 in settlement of accounts payable	-	-	5,321,790	5,322	-	1,374,086	-	-	-	-	1,379,408

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011 (CONTINUED)

			Common stock		Common	Additional	Common	Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Stock	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	in Escrow	Income (Loss)	Deficit	Interest	Deficiency
Issuance of Series A common stock issued in March 2011 in exchange for services rendered	-	-	423,077	423	-	82,077	-	-	-	-	82,500
Issuance of Series A common stock in April 2011 in exchange for convertible debentures and related interest	-	-	733,579	734	-	153,391	-	-	-	-	154,125
Sale of Series A common stock	-	-	9,158,546	9,159	(6,220,000)	7,766,841	-	-	-	-	1,556,000
Issuance of Series A common stock in May 2011 in exchange for convertible debentures and related interest	-	-	1,057,824	1,058	-	153,067	-	-	-	-	154,125
Issuance of Series A common stock issued in May 2011 in settlement of accounts payable	-	-	17,878,319	17,878	-	4,390,928	-	-	-	-	4,408,806
Issuance of Series A common stock in May 2011 in exchange for services	-	-	166,670	167	-	27,000	-	-	-	-	27,167
Issuance of Series A common stock in June 2011 in exchange for convertible debentures and related interest	-	-	1,046,334	1,046	-	153,079	-	-	-	-	154,125
Issuance of Series A common stock in July 2011 in exchange for convertible debentures and related interest	-	-	1,257,137	1,257	-	152,868	-	-	-	-	154,125
Issuance of Series A common stock issued in July 2011 in settlement of accounts payable	-	-	26,795,322	26,795	-	5,685,258	-	-	-	-	5,712,053
Issuance of Series A common stock in July 2011 in exchange for services	-	-	166,670	167	-	18,833	-	-	-	-	19,000
Issuance of Series A common stock in August 2011 in exchange for convertible debentures and related interest	-	-	927,905	928	-	153,197	-	-	-	-	154,125
Issuance of Series A common stock in August 2011 in exchange for services	-	-	1,500,000	1,500	-	197,000	-	-	-	-	198,500
Sale of Series A common stock	-	-	84,630,202	84,630	(1,955,000)	1,870,370	-	-	-	-	-
Issuance of Series A common stock issued in August 2011 in settlement of accounts payable	-	-	17,276,116	17,276	-	3,119,963	-	-	-	-	3,137,239
Issuance of Series A common stock in September 2011 in exchange for convertible debentures and related interest	-	-	1,226,523	1,226	-	152,899	-	-	-	-	154,125
Issuance of Series A common stock issued in September 2011 in settlement of accounts payable	-	-	1,228,933	1,229	-	191,713	-	-	-	-	192,942

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 8, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011 (CONTINUED)

			Common stock		Common	Additional	Common	Other		Non	Total
	Preferred stock		Series A		Stock	Paid in	Stock	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	in Escrow	Income (Loss)	Deficit	Interest	Deficiency
Issuance of Series A common stock issued in September 2011 in settlement	-	-	1,401,287	1,401	-	177,263	(178,664)	-	-	-	-
Issuance of Series A common stock in September 2011 in exchange for services	-	-	166,670	167	-	21,083	-	-	-	-	21,250
Issuance of Series A common stock in October 2011 in exchange for convertible debentures and related interest	-	-	1,228,088	1,228	-	152,897	-	-	-	-	154,125
Issuance of Series A common stock issued in October 2011 in settlement of accounts payable	-	-	9,248,954	9,249	-	1,573,247	-	-	-	-	1,582,496
Issuance of Series A common stock in December 2011 in exchange for convertible debentures and related interest	-	-	934,657	935	-	153,190	-	-	-	-	154,125
Issuance of Series A common stock in December 2011 for investment in Azur Capital	-	-	15,000,000	15,000	-	1,230,000	-	-	-	-	1,245,000
Issuance of Series A common stock issued in December 2011 in settlement of accounts payable	-	-	13,998,100	13,998	-	1,385,812	-	-	-	-	1,399,810
Stock based compensation	-	-	-	-	-	4,323,214	-	-	-	-	4,323,214
Net loss	-	-	-	-	-	-	-	-	(21,707,166)	(85,512)	(21,792,678)

Balance, December 31, 2011	-	$-	665,766,174	$665,766	$-	$243,384,860	(178,664)	$-	$(253,660,984)	$(139,816)	$(9,928,838)

The accompanying Notes are an integral part of these financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(FORMERLY CHINA TEL GROUP, INC.)
(a Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From April 8, 2008
			(date of inception)
	Years Ended December 31,		Through
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,792,678)	$(66,623,130)	$(253,450,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,198	267,546	572,954
Amortization of financing costs	-	-	3,871,802
Accretion of convertible debt	-	-	14,083,386
Impairment of goodwill	-	-	1,008,290
Writedown of investments	-	7,750,000	7,750,000
Gain on settlement of debt	(40,250)	(223,577)	(1,340,016)
Gain on change in fair value of debt derivative	71,666	(2,259,768)	(13,862,472)
Common stock issued for payment of interest	-	618,022	618,022
Common stock issued for acquistion of China Comm Cayman	-	24,488,721	24,488,721
Common stock issued in exchange for services	348,417	773,584	47,830,234
Stock based compensation	4,323,214	-	4,323,214
Beneficial conversion feature in conjunction with the issuance of convertible debentures	-	-	27,060,987
Bad debts (recovery)	(16,348)	14,816	3,163
Changes in operating assets and liabilites, net of effect of acquisition of business:
Accounts receivable	(40,056)	46,756	76,228
Inventories	(1,170,732)	(1,605)	(1,169,783)
Prepaid expenses and other current assets	(2,196,256)	(124,935)	(2,337,527)
Accounts payable and accrued liabilities	8,771,683	19,355,621	86,409,941
Other notes payable	-	-	2,025,000
Unearned revenue	(2,536)	(17,615)	(34,850)
Net cash used in operating activities	(11,509,678)	(15,935,564)	(52,073,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of VelaTel Peru, net of cash acquired	-	-	19,419
Purchase of property, plant and equipment	(766,835)	(98,551)	(865,386)
Deposit for property, plant and equipment	-	(686,762)	(686,762)
Proceeds received in connection with reverse merger	-	-	55,404
Investment in Chinacomm	-	(2,750,000)	(7,750,000)
Net cash used in investing activities	(766,835)	(3,535,313)	(9,227,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from officers	-	752,825	1,125,692
Payments on advances from officers	(369,817)	-	(369,817)
Proceeds from the sales of Series A common stock	7,573,000	19,092,659	26,665,659
Line of credit, net	6,289,474	(91,429)	6,147,881
Proceeds from issuance of notes payable	60,474	149,469	209,943
Payments on notes payable	(1,110,927)	(134,339)	(1,349,738)
Proceeds from issuance of notes payable, related party	-	-	775,000
Payments on notes payable, related party	(9,750)	(325,000)	(334,750)
Net proceeds from issuance of convertible debentures	-	-	28,592,971
Net cash provided by financing activities	12,432,454	19,444,185	61,462,841

Effect of currency rate change on cash	-	-	21,376

Net increase (decrease) in cash and cash equivalents	155,941	(26,692)	183,457

Cash and cash equivalents, beginning of the period	27,516	54,208	-
Cash and cash equivalents, end of the period	$183,457	$27,516	$183,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$29,129	$50,464	$120,639
Cash paid during the period for taxes	$23,469	$2,878	$26,347

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$22,813,487	49,195,886	$98,611,945
Common stock issued for services rendered	$348,417	773,584	$47,830,234
Common stock issued for investment	$1,245,000	2,450,000	$4,125,000
Note payable imcurred for equipment	$3,624,889	-	$3,624,889
Accounts payable incurred for equipment	$1,933,558	-	$1,933,558

The accompanying notes are an integral part of these financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
(FORMERLY CHINA TEL GROUP, INC.)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1                      SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying audited consolidated financial statements of VelaTel Global Communications, Inc. (formerly China Tel Group, Inc.) (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Basis and Business Presentation

The Company was incorporated under name Mortlock Ventures, Inc. pursuant to the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunications industry.  The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet Nevada on May 21, 2008.  The Company changed its name to VelaTel Global Communications, Inc. on July 25, 2011.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), Gulfstream Capital Partners, Ltd., a Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”), and Beijing Yunji Technology Co., Ltd. (“Beijing Yunji”), and the Company’s  majority owned subsidiary,VelaTel Peru, S.A. (“VelaTel Peru”), formerly known as Perusat S.A.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is in the development stage, as defined by the ASC (“ASC”) subtopic 915 Development Stage Entities.  The Company’s efforts have been principally devoted to developing wireless broadband access (“WBA”) networks, fiber optic networks, and sale and distribution of products and services used in connection with WBA networks.

In 2009, the Company acquired a 95% equity interest in VelaTel Peru, S.A. (formerly Perusat, S.A.), a Peru corporation.  This acquisition is discussed in further detail under this Note 1, below.

In 2010, the Company entered into joint venture agreements and paid for investments in the form of its Shares for a WBA project in partnership with Golden Bridge Network Communications Co., Limited (“GBNC”), a Peoples’ Republic of China (“PRC” or “China”) limited liability company, as well as a fiber optic project referred to as Sino Crossings, in partnership with Azur Capital (NBD) SBN BHD (“Azur”), a Brunei corporation, and Shanghai Ying Yue Network Technology Ltd. (“YYNT”), a PRC limited liability company. The investment aspects of the GBNC and Sino Crossings Joint Ventures are discussed in further detail under Note 4, Investments.  Because the corporate structure by which the Company expects to obtain a controlling interest in these joint ventures has not been finalized, other details regarding these transactions are discussed under Note 20, Subsequent Events.

During 2011, the Company entered into the following contracts that had not resulted in either an investment or acquisition of a controlling equity interest as of December 31, 2011, and therefore each of these transactions are discussed in further detail under Note 20, Subsequent Events:

•	Subscription and Shareholder Agreement with Shenzhen VN Technologies Co., Ltd. (“VN Tech”), a PRC limited liability company.
•	Business Agreement with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”), a PRC limited liability company.
•	Business Agreement with Aerostrong Company Limited (“Aerostrong”), a PRC limited liability company.
•
Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP (“7L”) and other shareholders of Herlong Investments Limited (Herlong), a Cyprus corporation, and its operating subsidiaries, Novi-Net, d.o.o, (“Novi-Net”) a Croatia corporation, and Montenegro Connect, d.o.o, (“Montenegro Connect”) a Montenegro corporation.

•	Standby Business Cooperation Agreement with 7L and other shareholders of Kerseyco Trading Limited, a Cyprus corporation, and VeratNet, d.o.o, (“VeratNet”) a Serbia corporation.

After December 31, 2011 and prior to the date of this Report, the Company closed the Business Cooperation Agreement to acquire a 75% equity interest in Herlong.  The Company also entered into an Exclusive Services Agreement with NGSN as contemplated by the NGSN Business Agreement.  Finally, the Company entered into and closed a Stock Purchase Agreement with Omair Khan, the sole shareholder of Zapna, ApS (“Zapna”), a Denmark corporation, to acquire a 75% equity interest in Zapna.  Each of these transactions is also discussed further under Note 20, Subsequent Events.

To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  Since the Company’s inception through December 31, 2011, the Company has accumulated losses of $253,660,984 (Reference in this Report to “Since the Company inception” refers to April 8, 2008, the date Trussnet Nevada was formed and the date used for financial activities for accounting purposes in this Report.)

Reverse Merger and Corporate Restructure

On May 21, 2008, the Company entered into a Reorganization and Merger Agreement pursuant to which its wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet Nevada.  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under the laws of the State of Nevada as a result of which Trussnet Nevada, as the surviving corporation, became the Company’s wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, the Company issued 66,909,089 shares of the Company’s Series B common stock (“Series B Common Stock”).  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 shares of the Company’s Series A common stock (“Series A Common Stock” or “Shares”) held by the Company’s shareholders prior to the merger were returned to the Company and cancelled.

Trussnet Nevada was formed in April of 2008 and had no operations prior to entering into the Reorganization and Merger Agreement.  Its principal asset was a Framework Agreement dated April 7, 2008 with Chinacomm (“Framework Agreement), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Cayman for $196 million, of which the Company paid $5 million in 2008 pursuant to a Subscription and Shareholders’ Agreement between the Company’s wholly owned subsidiary Gulfstream, on the one hand, and Chinacomm and various of its subsidiaries and affiliates, on the other hand, dated May 23, 2008 (“Gulfstream Subscription Agreement”).  The Gulfstream Subscription Agreement supplemented the Framework Agreement.

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

As a result of the Merger, there was a change in control of the Company.  In accordance with ASC Topic 805, Business Combinations, the Company was the acquiring entity.  In substance, the Merger is a recapitalization of the Company’s capital structure, rather than a business combination.

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

Acquisition of VelaTel Peru

On April 15, 2009, the Company completed the purchase of 95% of the outstanding shares of VelaTel Peru, S.A., formerly and at the time of acquisition Perusat, S.A. (“ VelaTel Peru”), a Peruvian company that holds appropriate licenses and concessions, to enable the Company to deploy a wireless broadband telecommunications network utilizing radio frequency spectrum in the 2.5GHz band in eight cities throughout Peru.  The total purchase price was $705,000, consisting of an aggregate of 1,000,000 Shares and a promissory note payable of $275,000.  The Shares (valued at the date of closing) had a value of $430,000 and were not registered under the Securities Act of 1933, as amended, (“Securities Act”).

The Company designed the network in Peru (“VelaTel Peru Network”), selected the equipment and software necessary for the network, selected and leased the sites for installation of the equipment and contracted with ZTE Corporation and ZTE Peru to supply the equipment and services necessary to deploy and operate the Company’s WBA network in Peru.  The first phase of the Company’s deployment of a WBA network in Peru included geographic coverage in the cities of Trujillo, Ica, Piura, Chiclayo and Chimbote.  In September, 2011, the Company commercially launched its WBA network in these cities.

On January 5, 2012, the Company changed the name from Perusat to VelaTel Peru.  The Company is selling prepaid and postpaid plans, and branded consumer devices using VelaTel Peru’s brand name “GO MOVIL.”  The Company’s deployment for the two remaining cities in which it holds WBA spectrum licenses, Arequipa and Cusco, will commence the Company has secured its building permits.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

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

As of December 31, 2011 and 2010, the Company had unearned revenue of $0 and $2,536, respectively.

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

Accounting For Bad Debt Allowances

Bad debts allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at December 31, 2011 and December 31, 2010 was $3,163and $19,511, respectively.

Inventories

The inventory consists of finished goods ready for resale purposes.  The Company purchases the merchandise on delivered duty paid basis. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Machinery and equipment	10 years
Vehicles	4 years
Furniture and fixtures	10 years
Computers	4 years

Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment.  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  See Note 4 for impairment of investments.

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

As a result of the acquisition of VelaTel Peru on April 15, 2009, the Company acquired intangible assets in the aggregate amount of $1,132,647.

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

The Company is subject to federal and state tax jurisdictions.  The Company’s tax years for 2008 to present are subject to examination by the taxing authorities. As of January 1, 2010, the Company had no material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740. There have been no changes to the Company’s liability for unrecognized tax benefits during the years ended December 31, 2011 and 2010.

The Company files income tax returns in the U.S. Federal jurisdictions.  As of the date of adoption of ASC 740 and for the years ended December 31, 2011 and 2010, the Company’s tax returns remain open to examination by the Internal Revenue Service tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of provision for income tax.  As of the date of adoption of ASC 740 and for the years ended December 31, 2011 and 2010, the Company had accrued no interest or penalties related to uncertain tax positions.

Comprehensive Loss

The Company accounts for comprehensive loss in accordance with GAAP, which requires that all items recognized under accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the prominence as other financial statements.  The total comprehensive loss for the Company includes net loss and foreign currency translation adjustments, as reported in the consolidated statements of shareholders’ deficiencies.

Functional Currency

A majority of the Company’s Peruvian subsidiary’s transactions are in US dollars; therefore this subsidiary’s functional currency is the US dollar.

Advertising Costs

Advertising costs, which are included in Selling and administrative, and general, are expensed as incurred. Advertising costs for 2011 and  2010 were $27,605  and  $1,968, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $6,317,287, $18,845,705 and $86,748,202 for the years ended December 31, 2011 and 2010; and from the period from April 8, 2008 (date of inception) through December 31, 2011, respectively.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to adopt ASU 2011-11 for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 is not expected to significantly impact the Company’s consolidated financial statements.

NOTE 2                      GOING CONCERN MATTERS

The accompanying audited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying audited Consolidated Financial Statements, the Company incurred a net loss of $ 21,792,678 for the year ended December 31, 2011 and cumulative losses since inception (April 8, 2008) of $253,660,984.  In addition, the Company has negative working capital of $16,386,204 as of December 31, 2011 and a total stockholders’ deficiency of $9,928,838.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expense of deploying the networks and related businesses that are the core of our businesses.  The Company also has not realized material revenue since inception, and it is not without doubt that it will be successful in generating revenues in the future.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may lose its rights to participate in the  one or more of its projects and may be forced to cease operations.

To attain profitable operations, management continues focus its efforts on the deployment and operation of WBA telecommunications networks.    The Company typically contributes its technical expertise in deploying and operating networks, as well as the capital required to deploy the networks, in exchange for its equity interest in each project.  The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its business plans.

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

NOTE 3                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, at December 31, 2011 and 2010 are comprised of the following:

	December 31, 2011	December 31, 2010
Prepaid taxes	$1,256,423	$93,719
Prepaid payroll taxes	53,936	48,341
Deferred charges	85,527	77,491
Purchase prepaid expenses	1,078,515	58,594
	$2,474,401	$278,145

NOTE 4                       INVESTMENTS

Chinacomm Cayman

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

During May and June 2010, the Company paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which the Company exercised joint control with Chinacomm.  These funds were intended for use towards capitalizing Yunji.  However, Chinacomm informed the Company that, in order to activate Yunji, changes had to be made to the Gulfstream Subscription Agreement and to the TCP Subscription Agreement and Addendum that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as a “chop”) of Yunji.  The Company rejected Chinacomm’s proposal and refused to authorize the release of the funds held in Chinacomm Cayman’s bank account to Yunji.  The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.  Meanwhile, Chinacomm decided to deploy the Chinacomm Network independent of what the Company had designed for each of the first 12 cities in the Chinacomm Network and without the Company’s approval.  Chinacomm decided to deploy fully the Chinacomm Network in Beijing and Shanghai and to place less emphasis on deployment for the balance of the first 12 cities designed by the Company where were to become part of the Chinacomm Network.

Company has not billed Chinacomm any amounts for the professional services it has provided to date directly or through vendors, including Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”) and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”).  The Company has accounted for the costs of these professional services as research and development.  The Company did not expect to bill or collect these amounts until the Company capitalized Yunji Communications Technology (China) Co., Ltd. (“Yunji”) and Trussnet Gulfstream (Dalian) Co., Ltd (“Trussnet Dalian”), to a level required for them to pay the Company’s invoices for the Company’s professional services rendered to Chinacomm.  Yunji was supposed to operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm for the Chinacomm Network.  Trussnet Dalian was supposed to lease to Yunji equipment required in the deployment of the Chinacomm Network and provide technical and management services to Yunji for the procurement, installation and optimization of the equipment.

As of December 31, 2010, the Company evaluated for impairment the fair value of the above investment and determined that an impairment loss of $7,750,000 should be recognized.

As of December 31, 2011, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  Also, as of December 31, 2011, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.

There was no carrying value of the investment at either December 31, 2011 or 2010, respectively

Transactions with Trussnet Capital Partners, Ltd.

In February 2009, TCP, a company wholly owned by our President, Colin Tay proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement, but improved in several respects.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer that the Company was not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under contract with Trussnet Delaware (see description of “Trussnet Delaware Professional Services Agreement”) to allow those services to continue and the ability to arrange a $3-5 million operating loan for Chinacomm (this ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank).  The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Subscription Agreement, but the payment terms are improved and are expressly conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network.  In addition, if TCP was not able to meet the specific payment schedule described, the TCP Subscription Agreement contained a provision that required the parties to reach a new payment schedule through amicable negotiations.

Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplated that the amounts paid to subscribe to the stock of Chinacomm Cayman would be used towards deployment of the Chinacomm Network.  Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 shares authorized).  However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Addendum provided that the number of Chinacomm Cayman Shares corresponding to the unpaid outstanding balance of the subscription price be “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP failed to meet the payment schedule set for the in the TCP Subscription Agreement or any new schedule to which the parties agreed.

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to the Company pursuant to an Asset Purchase Agreement, a $191 million non-recourse promissory note (“TCP Note”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note.  This effectively provided the Company with non-recourse bridge financing for its acquisition, which, for accounting purposes, is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman.  As the Company reduced the principal balance of the TCP Note, TCP was obligated to deliver an equal amount towards the subscription price pursuant to the TCP Subscription Agreement and Addendum.  As the Company reduced the principal balance of the TCP Note, TCP was also obligated to release to the Company shares of Chinacomm Cayman stock, free and clear of the Pledge Agreement, in the same proportion that the reduction in principal balance bore to the total principal balance of the TCP Note.

Through a series of amendments dated March 5, March 16, April 9 and May 9, 2010, respectively, the maturity date of the TCP Note has been extended until December 31, 2011, the interest rate has been increased from 8% to 10% per annum, the Company agreed to pay certain extension fees and TCP secured the option to accept payment of accrued interest and extension fees in the form of Shares.

Pursuant to the May 9, 2010 amendment to the TCP Note, TCP became entitled to accept any or all of the interest or extension fees incurred pursuant to the TCP Note in the form of Shares issued at a price per Share of the lesser of: (i) $0.95; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten-day period prior to the date TCP delivered a written election to receive such payment in the form of Shares.

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

GBNC Joint Venture

Under the Company’s joint venture with GBNC (additional detail described further in Note 20, Subsequent Events), the Company will subscribe to 49% of the equity interest in a new Cayman corporation that is in the process of being organized.  The Company will pay for the capital expenditures and operating expenses necessary to deploy and operate the GBNC Network.  In December 2010,the Company issued 5,000,000 Shares valued at $1,010,000. The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed.  The Company determined that no impairment of the GBNC joint venture is warranted, as GBNC continues to report progress in organizing the operating entities.

Sino Crossings Fiber Joint Venture

Under the Company’s Sino Crossings joint venture (described further in Note 20, Subsequent Events, the Company will subscribe to 51% of the equity interest in China Crossing Cayman.  Azur will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and YYNT to 51% of the equity in a PRC corporation in the process of being formed, into which YYNT will transfer ownership of the fiber assets.  The Company originally issued 9,000,000 Shares in 2010 valued at $1,440,000 and issued an additional 15,000,000 Shares in 2011 valued at $1,245,000. The value established is based on the closing share price of the Company’s Shares as of the date the contract was signed and the date of issuance of the additional Shares, respectively.  The Company has determined that no impairment of the Sino Crossings joint venture is warranted.  Azur has completed formation of the Cayman Island and Hong Kong holding companies that will own the WFOE that will operate the fiber network.  Azur also recently obtained an opinion letter that is a required condition to the financing of an equipment contract by ZTE Corporation.

NOTE 5                      INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the years ending December 31, 2011 and 2011, the Company recorded amortization of $21,537 and $18,596, respectively, as a charge to current period operations.

Amortization expense for the years ending December 31, 2012 and, 2013 is estimated to be approximately $21,000 and $11,000,  respectively.

NOTE 6                      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	December 31, 2011	December 31, 2010
Accounts payable and accrued compensation	$9,531,751	$21,528,184
Accrued interest on indebtedness	514,975	851,639
Attorney fees and court costs	-	32,611
	$10,046,726	$22,412,434

NOTE 7                      CONVERTIBLE NOTES

Convertible notes as of December 31, 2011 and 2010 are comprised of the following:

	December 31, 2011	December 31, 2010
10% Convertible Note Purchase Agreements were due and payable December 31, 2008; accrued and unpaid interest is due at maturity; convertible note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s Series A Common Stock at a rate of $0.95 per share. The Company is currently in default.	$200,834	$1,736,500

10% Amended and Restated Convertible Note Purchase Agreements were due and payable were due December 31, 2009, with interest payable at maturity. The Amended and Restated Convertible Notes are convertible into the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (ii) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	419,757	1,955,423
Less current maturities	(419,757)	(1,955,423)
Long term portion	$-	$-

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

Since the Company’s date of inception through December 31, 2011, the Company amortized $39,629,290 as interest expense.  For the years ended December 31, 2011 and 2010, there were no amortization expenses.

On November 17, 2008, the Company also entered into an Amended and Restated Convertible Note Purchase Agreement with numerous convertible note holders for the modification of certain terms and conditions contained in the previously issued Convertible Note Purchase Agreements.  The Company issued an aggregate of $20,979,572 in Amended and Restated Convertible Note Purchase Agreements in exchange for $17,389,776 of previously issued Convertible Note Purchase Agreements, a 20% inducement premium and accrued interest.  The Amended and Restated Convertible Note Purchase Agreements accrue interest at 10% per annum, payable at maturity and were due on December 31, 2009.  The holders of the Amended and Restated Convertible Note had an option to convert any unpaid note principal and accrued interest to the Company’s Series A Common Stock at the lesser of: (i) $0.95 per share; or (b) 80% of the volume weighted average of the closing bid price for the shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert.  The effective interest rate at the date of inception was 304%.

The Company's identified embedded derivatives related to the Amended and Restated Convertible Note Purchase Agreements entered into on November 17, 2008.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Amended and Restated Convertible Note Purchase Agreement and to fair value as of each subsequent balance sheet date.  At the inception of the Amended and Restated Convertible Note Purchase Agreements, the Company determined a fair value $14,083,386 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 145%, risk free rate: 1.08%, expected term of four hundred and nine days.

Even though the Convertible Note Purchase Agreements and the Amended and Restated Convertible Purchase Agreements are in default, they continue to accrue simple interest at the rate of 10% per annum.

NOTE 8                      NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 were comprised of the following:

	December 31,	December 31,
	2011	2010
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$35,488	$85,974
Note payable, due 08/12/2008 (currently in default)	-	65,425
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	41,420	37,579
Note payable, due 8/4/10, unsecured; interest at 12% per annum	-	149,469
Note payable, due 2/15/13, secured by equipment; interest at LIBOR (at rate of 0,7799% at December 31, 2011) plus 2.5% per annum with three semi-annual principal payments of beginning 2/5/12	3,624,889	-
Line of Credit Loan Agreement and Promissory Note, due12/31/11 unsecured, interest at 10% per annum. Although the credit limit under the First Note was $5,000,000 and the Due Date of the First Note was December 31, 2011, Isaac advanced funds to the Company in excess of the credit limit, including advances made after the Due Date,	6,289,474	-
Total	9,991,271	338,447
Less current maturities	(7,598,570)	(338,447)
Long term portion	$2,392,701	$0

Line of Credit Loan Agreement and Promissory Note

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“Credit Line”).

In the Credit Line, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the same procedure for making funding requests as apply to the term “Funding Request” as defined in Section 1.7 of the Second A&R Isaac SPA described in Note 13 below.  For each funding request, Isaac will retain 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time.  Amounts borrowed pursuant to the Credit Line will bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance borrowed is due.  The principal balance borrowed became due and payable on December 31, 2011.  As of December 31, 2011, the principal and interest owing on the Credit Line was $6,289,474.  On February 23, 2012, the Company entered into an extension of the due date of the Credit Line and a Second Line of Credit Promissory Note.  These transactions are discussed further under Note 20, Subsequent Events.

NOTE 9                      NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Note Purchase Agreements currently in default.  The judgments are accruing interest at rates between 3.6% to 10% per annum.  Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $768,875 and $1,881,393 as of December 31, 2011 and 2010, respectively.  The principal balance of the three judgments totaled $715,911 and $1,654,643 as of December 31, 2011 and 2010, respectively.

NOTE 10                      DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Amended and Restated Convertible Note Purchase Agreements issued November 17, 2008.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $821,946) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At December 31, 2011, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 130% and risk free interest rate of 0.5% and recorded non-operating loss of $71,666 representing the change in fair value from December 31, 2010.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2011 and 2010 is $220,914 and $149,248, respectively.

NOTE 11                      NON-CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in VelaTel Peru organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to December 31, 2011:

Balance as of April 15, 2009 (date of acquisition)	$0
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2010	(54,304)
Balance as of December 31, 2010	(54,304)
Period loss applicable to non-controlling interest for the year ended December 31, 2011	(85,512)
Balance as of December 31, 2011	$(139,816)

NOTE 12                      MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of December 31, 2011, Company has issued and outstanding 133,818,177 shares of $0.001 par value Series B Common Stock.  The general attributes are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at December 31, 2011 was $73,715 which is the deemed fair value of Series B Common Stock.

NOTE 13                      STOCKHOLDERS' DEFICIENCY

As of December 31, 2011, the Company was authorized to issue 1 billion shares of its Series A Common Stock, of which there were 665,766,174 shares issued and outstanding.

Private Placement:

Isaac Organization Stock Purchase Agreement and Amendment Thereto

Pursuant to a Stock Purchase Agreement with the Company dated February 9, 2010 (“Isaac SPA”), Isaac Organization, Inc., a Canadian corporation (“Isaac”), agreed to fund the deployment of the various WBA networks being deployed by the Company, as well as the Company’s sales, general and administrative expenses.  On March 5, 2010, the Company and Isaac entered into an Amendment to the Isaac SPA (“First Amendment to Isaac SPA”).  The First Amendment to the Isaac SPA provided that the number of Shares to be purchased by the Isaac was increased from 53,199,934 (representing 12% of the total issued and outstanding Shares) to 106,399,869 (representing 24% of the total issued and outstanding Shares).  The total purchase price was increased from $160 million to $320 million.  The installment dates and amounts were amended such that, in addition to $1 million paid at closing on February 9, 2010, $10 million was to be paid at the execution of the First Amendment to the Isaac SPA and was received in full; $20 million was due on or before March 31, 2010; $129 million was due on or before June 1, 2010; $80 million was due on or before September 30, 2010; and $80 million was due on or before December 31, 2010.  The number of Shares Isaac was prohibited from transferring, and which were subject to return or cancellation upon failure to make any installment when due pursuant to the Isaac SPA, was adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, Isaac withheld making the $20 million installment payment called for under the First Amendment to Isaac SPA, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”), another investor, to make a required $239 million installment payment due on March 31, 2010 pursuant to Excel’s Stock Purchase Agreement with the Company, as amended.

Amended and Restated Isaac Stock Purchase Agreement

On May 9, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”).  The A&R Isaac SPA amended and restated the Isaac SPA, as amended, in its entirety.  The A&R Isaac SPA provided that Isaac would purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and First Amendment to Isaac SPA.  The purchase price was to be payable by Isaac in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011.  The unpaid balance of the purchase price was due and payable on December 31, 2011.  The Company was required to make a funding request for installment payments under the A&R Isaac SPA, which the Isaac was required to pay within 30 days of the Company’s request.  The Company had the right to make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agreed to the request in writing.  Upon receipt of each payment, the Company was required to issue and deliver to Isaac the number of shares of Series A Common Stock that the dollar amount of the payment bears to $1.50 per Share.

The Company was also required to issue and deliver to Isaac for each dollar paid one warrant (“Warrant”) granting the right to acquire one share of the Company’s Series A Common Stock.  Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise.  Therefore, the total amount to be paid to the Company for the Warrants was up to $320 million in addition to the purchase price of up to $320 million pursuant to the A&R Isaac SPA.

Under the A&R Isaac SPA, Isaac was entitled to issuance of additional shares of the Company's Series A Common Stock under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price was paid in full or the A&R Isaac SPA was otherwise terminated.  On each calculation date, the number of the Company's Series A Common Stock issued to Isaac was to bear the same ratio to 49% of the total shares of the Company's Series A Common Stock the paid portion of the purchase price bears to the total purchase price.  The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) was excluded from both the numerator and the denominator in making the fully diluted calculation.  The Company and the Isaac agreed to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to the Isaac could enjoy “piggyback” rights, if the Company registered any of its shares of the Company's Series A Common Stock in the future.

The Company had the right to terminate Isaac’s rights under the A&R Isaac SPA under two circumstances.  First, if Isaac failed to pay any payment after a funding request and before expiration of a grace period, the Company had the right to issue a notice of termination for monetary default in which event the Company was entitled to cancel 10% of the Shares, Warrants and Warrant Shares previously issued to Isaac.  Second, at any time after Isaac had paid $205 million of the purchase price, the Company had the right to issue a notice of termination at its option, in which event Isaac would be entitled to receive Shares representing 10% of the sum of: (i) all Shares and Warrant Shares previously issued to Isaac; and (ii) all Shares represented by Warrants previously issued to Isaac that have not been exercised.

Under the A&R Isaac SPA, Isaac was entitled to designate two members of the Company’s Board of Directors.  However, Isaac relinquished this right in writing, effective March 15, 2011.

As a condition to the execution of the A&R Isaac SPA, the Company and TCP executed an agreement extending the maturity date of the TCP Note until December 31, 2011, as described above.

As of the substitution of the Second Amended And Restated Isaac Stock Purchase Agreement (Second A&R Isaac SPA) described immediately blow for the A&R SPA, the Company has received  $25,109,659 towards the purchase price of the A&R Isaac SPA, for which the Company had issued Isaac a total of 29,166,110 Shares, which did not include 4,465,782 Shares to which Isaac was entitled that had not been issued.  Isaac was also entitled to be issued 25,109,659 Warrants pursuant to the A&R Isaac SPA, none of which had been issued.  These Warrants were to be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

Second Amended and Restated Isaac Stock Purchase Agreement

On May 10, 2011 (Effective Date”), the Company and Isaac entered into the Second A&R Isaac SPA, which superseded entirely the terms of the previously operative A&R Isaac SPA.  Under the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 and November 30, 2010, the price per Share was adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010.  For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share was adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period.  For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives any payment pursuant to the Second A&R Isaac SPA (collectively, “New Purchase Price”).  Notwithstanding the foregoing, the New Purchase Price is not to be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac was entitled based on retroactive adjustments in accordance with the New Purchase Price was 71,519,975 Shares (“Additional Shares”), which is exclusive of the Shares subscribed, but not issued to Isaac, or to which Isaac is entitled pursuant to a fully diluted calculation called for under the A&R Isaac SPA.  Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA.  In addition, the Company’s obligation to use the proceeds of the New Purchase Price solely towards deployment of WBA networks or sales, general and administrative expense was eliminated.

Under the Second A&R Isaac SPA, Isaac is entitled to one Adjusted Warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA, one Adjusted Warrant for each Additional Share and one Warrant for each Share Isaac purchases in the future.  The total aggregate number of Adjusted Warrants to which Isaac was entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that were not issued pursuant to that agreement.  Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on payments received between February 8 and November 30, 2010, the exercise price is $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on payments received between December 1 and December 31, 2010, the exercise price is $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on payments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future payments, the exercise price is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives the payment giving rise to the right to issuance of the Warrant or Adjusted Warrant.  Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there is no right to a cashless exercise of a Warrant or Adjusted Warrant.

Under the A&R Isaac SPA, each Warrant has a five-year exercise period, as measured from the date each Warrant became subject to issuance (the date the Company received a payment to which the right to issuance of each Warrant related).  Under the Second A&R Isaac SPA, each of the Adjusted Warrants earned based on a payment received on or before December 31, 2010 has the same five-year exercise period as the original Warrant it is intended to replace, which exercise period relates back to the date Isaac earned each Adjusted Warrant.  Each of the Warrants earned based on a payment received after December 31, 2010 has an exercise period of three years, which exercise period either relates back or begins to run from the date Isaac earned or earns each Warrant or Adjusted Warrant (also the date the Company received or in the future receives each corresponding payment).

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

The Company and Isaac agreed to enter into a separate registration rights agreement, pursuant to which Shares and Warrants issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future.  As of the cancellation of the Second A&R Isaac SPA descrobed in Note 20, Subsequent Events, the parties had not entered into any separate registration rights agreement.  In addition, under the Second A&R Isaac SPA, Isaac had the right to appoint two of the authorized nine members of the Company’s Board of Directors.  However, as of the cancellation of the Second A&R SPA described in Note 20, Subsequent Events, Isaac had never exercised this right.

During 2011, the Company had received $1,556,000 towards the New Purchase Price for which Isaac was entitled to issuance of 8,644,445 Shares and 8,644,445 Warrants, in addition to the Shares and Warrants previously described as due pursuant to the A&R Isaac SPA and/or the Second A&R Isaac SPA based on amounts Isaac paid before the Second A&R Isaac SPA Effective Date.  On August 12, 2011, the Company issued Isaac 84,630,202 Shares and 113,796,312 Warrants and Adjusted Warrants, which represented the sum total of all amounts due Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA through that date and through the cancellation of the Second A&R Isaac SPA described in Note 20, Subsequent Events.

Stock Issuances during the year ended December 31, 2011 were as follows:

2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan" ("the 2011 SOP").  The Company did so pursuant to a resolution of the Company’s Board of Directors and pursuant to a majority written consent of the shareholders of the Company’s Common Stock.  It was implemented pursuant to a Definitive Information Statement filed with the SEC and mailed to the shareholders of the Company’s Common Stock.

The material terms of the 2011 SOP are as follows:

1.           The 2011 SOP is to be administered by the Company's Board of Directors or a committee of the Board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the Company's Shares are listed (any administrator, the "Committee").

2.           An award under the 2011 SOP may consist of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance stock awards, or stock appreciation rights, with the amount and type of any award at the discretion of the Committee.

3.           Eligible recipients under the 2011 SOP are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

4.           The maximum number of Shares available for issuance under the 2011 SOP is 75,000,000, no more than 30,000,000 of which may be awarded other than as options or stock appreciation rights, and no more than 50,000,000 of which may be awarded to any one participant in any one taxable year of the Company.  Shares issued pursuant to an award reduce the maximum Shares remaining available for issuance under the 2011 SOP; however, Shares that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance.  In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the 2011 SOP to avoid dilution or enlargement of the rights of participants under any prior award.

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

6.           Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan will terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation.

7.           The 2011 SOP is non-exclusive and does not limit the power or authority of our Board of Directors to adopt, modify or terminate the 2011 SOP or such additional compensation arrangements as the Board may deem necessary or desirable. The 2011 SOP supersedes and replaces entirely the Company's 2008 SOP.  The 2011 SOP terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share. The options were issued to eligible recipients under the 2011 SOP.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	-	$-
Granted	37,500,000	0.13
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2011	37,500,000	$0.13	9.55	$-

Exercisable, December 31, 2011	37,500,000	$0.13	9.55	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	139%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2011:
Number of Options	Exercise Price

37,500,000	$0.13
37,500,000

For options granted during 2011 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.115 and the weighted-average exercise price of such options was $0.13.  No options were granted during 2011, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

NOTE 14                      WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s Shares.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21	26,545,317	3.50	$0.21	26,545,317	$0.21
$0.21	34,488,657	4.00	$0.21	34,488,657	$0.21
$0.21	3,773,228	4.25	$0.21	3,773,228	$0.21
$0.21	10,227,891	4.50	$0.21	10,227,891	$0.21
$0.20	30,116,774	2.75	$0.20	30,116,774	$0.20
$0.18	8,644,445	3.00	$0.18	8,644,445	$0.18
	113,796,312	3.53	$0.21	113,796,312	$0.21

 Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	19,092,659
Issued	94,703,653
Exercised			-
Canceled or expired			-
Outstanding at December 31, 2011	113,796,312	$

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the year ended December 31, 2011 was $0.07.

NOTE 15                      RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	December 31,	December 31,
	2011	2010
Note payable from officer of subsidiary dated April 15, 2009, non-interest bearing, due on demand; unsecured	$25,000	$25,000
Note payable from officer dated June 27, 2009, 15% per annum interest, originally due July 15, 2009; unsecured, currently in default	-	50,000
Note payable from director and officer dated May 20, 2009, 8% per annum interest, due December 1, 2009; unsecured, currently in default	200,000	200,000
Note payable from director and officer dated April 1, 2009, 8% per annum interest, due originally October 1, 2009; unsecured, currently in default	100,000	100,000
Note payable from director and officer dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
	$425,000	$475,000

Accrued interest, as of December 31, 2011 and 2010 due to related parties was $83,778 and $110,407, respectively.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	December 31, 2011	December 31, 2010

Advances to VelaTel	$244,517	$584,517
Advances to Gulfstream	40,740	23,530
Advances to VelaTel Peru	470,618	517,645
	$755,875	$1,125,692

In addition, the Company owes officers and related parties $388,911 and $ 93,123 as of December 31, 2011 and 2010, respectively, that are included in the Company’s accounts payable.

Agreements with Related Parties

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

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually and through Negotiart, Inc.and Negotiart of America, Inc has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  In addition, Antonios Isaac is the beneficial owner of Shares issued to Isaac Organization, Inc. pursuant to the stock purchase agreements discussed above.  (See Notes 8 and 13 for further disclosure related to transactions with Antonios Isaac and Isaac Organization, Inc.)

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

NOTE 16                      COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain of its facilities under operating leases.  The total rental expense for all operating leases amounted to $271,963 and $ 117,649 for the years ended December 31, 2011 and 2010, respectively.

The future minimum rental commitments as of December 31, 2011, for all noncancelable operating leases are as foll

For the year ended December 31,
2012	$223,140
2013	189,252
2014	189,252
2015	189,252
2016	141,920
Thereafter	0
Total	$932,836

Litigation

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Notices from the IRS

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

The Fischer Litigation

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California.  The complaint alleged a claim for breach of contract relating to the Company’s default under a convertible note purchase agreement entered into by the Company with Fischer.  The complaint requests damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempted to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“Motion”) attempting to enforce a garnishment of any funds Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled this case for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  Through the date of this Report, the Company has paid $560,000 pursuant to the Fischer Settlement Agreement.  The Company intends to complete its settlement payments to Mr. Fischer when sufficient funds to do so become available.

The Gomez Litigation

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego (“the Court”), Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $525,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez received $113,982.12 per month and was supposed to receive the same amount of the 15th of the following 5 months pursuant to the Gomez Settlement Agreement.  Thus far, the Company has made four of the six settlement payments to which Mr. Gomez is entitled.  The Company intends to complete its settlement payments to Mr. Gomez when sufficient funds to do so become available.  On March 7, 2012, Mr. Gomez papers with the Court to obtain a Writ of Judgment in an attempt to collect on the unpaid balance of the Gomez Settlement Agreement and associated costs therewith.

The Perezcalva Litigation

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California (“the Court”), Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a convertible note purchase agreement entered into by the Company with Gomez and seeks damages in amount of $500,000 plus interest and costs.  The Company has responded to the complaint.  The Company has entered into a Stipulation for Entry of Judgment to resolve this lawsuit.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the Action (“Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement requires the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB for the ten-day period proceeding the first day of the month in which a monthly settlement payment is being made.  All payments have been made pursuant to the Perezcalva Settlement Agreement.  Counsel for Mr. Perezcalva is in the process of filing with the Court a Request for Dismissal with prejudice of the entire case.

The Olaechea Litigation

On December 13, 2010, a complaint was filed against the Company by Estudio Olaechea SOC. Civil DE R.L., a Peruvian business entity, in the Superior Court for the State of California, County of San Diego, Case No. 37-2010-00105897.  The complaint alleges a breach of contract arising from our default under a Promissory Note dated August 24, 2010 in the principal amount of $149,469.26.  The complaint sought that amount, plus interest and costs.  We stipulated to a judgment, which was entered on July 13, 2011, in the amount of $161,508.56.  The judgment, however, left unresolved how much attorneys’ fees were to be awarded to Olaechea.  Subsequently, the parties agreed to an amended judgment, which was entered on August 30, 2011.  The amended judgment resolved the remaining issue of the amount of attorneys’ fees by agreeing to the amount of $25,000 for attorneys’ fees, which yielded a total judgment amount of $188,411.31.  In addition, the amended judgment changed the name of the judgment debtor from China Tel Group, Inc. to VelaTel Global Communications, Inc. to reflect our name change.  As of the date of this Report, we have paid $47,500 of the amended judgment and owe the remaining balance.  Estudio Olaechea is undertaking efforts to collect on the unpaid balance of the judgment.

The Chinacomm Litigation

During May and June 2010, we paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which we had joint control with Chinacomm.  These funds were intended for use towards capitalizing Yunji.  However, Chinacomm demanded that the Company would have to make changes to the Gulfstream Subscription Agreement (and to the TCP Subscription Agreement described below) that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as the “chop”) of Yunji.  The Company rejected Chinacomm’s proposal and refused to authorize the release of the funds held in Chinacomm Cayman’s bank account to Yunji.  The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.  Meanwhile, Chinacomm decided to deploy the Chinacomm Network independent of what we had designed for each of the cities identified above and without our approval.  Chinacomm decided to deploy fully the Chinacomm Network in Beijing and Shanghai.  We are unaware of any other activity by Chinacomm to deploy any of the remaining ten cities included Phase 1 of the deployment plan we designed and paid for in connection with the Chinacomm Network.

There were extensive negotiations over the course of the next year between representatives of the Company and Chinacomm, including face to face negotiations in Beijing on several occasions.  During the fourth quarter of 2011 we retained the Hong Kong law firm of Lawrence K.Y.Lo & Co. to investigate Chinacomm and its affiliated company, CECT Chinacomm Shanghai Co. Ltd.  On November 18, 2011, the Company, along with Trussnet Capital Partners (HK) Ltd. (“the Plaintiffs”), commenced litigation against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (“the Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“the Chinacomm Litigation”).  The Chinacomm Litigation arises out of the breach of numerous agreements between the Plaintiffs and some of the Defendants, including, but not limited to, the Framework Agreements and Subscription and Shareholders’ Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network.  In addition, the Chinacomm Litigation arises out of the deceitful representations by certain of the Defendants in connection with the issuance of licenses by applicable regulatory agencies in the PRC for the operation of the Chinacomm Network.  Finally, the Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Limited has with Standard Chartered Bank (HK) Limited “(Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Limited (“the Standard Chartered Accounts”) and into which the Plaintiffs deposited $4,749,599.00.  The Chinacomm Litigation seeks injunctive relief, compensatory damages, including, but not limited to: (i) loss of profits; (ii) restitution; (iii) reinstatement of any funds taken from the Standard Chartered Accounts; (iv) an accounting of any funds taken from the Standard Chartered Accounts; (v) damages for the amounts we spent on: (a) a Request for Proposal; (b) the development of a WBA Deployment Guide Book which includes the specifications for the design and market for each of the 12 cities comprising Phase 1 of the Chinacomm Network, equipment testing and procurement, deployment, office planning and staffing; (c) site acquisition to be utilized in connection with the 12 Phase 1 cities; (d) radio frequency engineering; (e) the architectural and engineering work for each of the 12 Phase 1 cities; and (v) court costs, and further and other relief as the Court may deem appropriate.

On November 18, 2011, the High Court issued an ex parte order granting the Plaintiffs’ application for injunctive relief, ordering that Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Qiu Ping and Yuan Yi be restrained until further order of the High Court from: (i) dealing in the Standard Chartered Accounts; (ii) incurring any liability, creating charges, mortgages, encumbrances or liens to the detriment of Chinacomm Cayman; (iii) transferring or changing the existing shareholdings or proceeding with deregistration or dissolution of Chinacomm Cayman; and (iv) disposing of any fixed or current assets of Chinacomm Cayman.  In addition, the High Court ordered Qiu Ping, the President of Chinacomm and CECT Chinacomm Shanghai Co. Ltd., and Yuan Yi, the Chairman of the Board of these two companies, from disposing of or otherwise dealing with these companies’ assets locally or worldwide for purposes of the orders in the amount of $4,749,599.  In addition, the High Court ordered Chinacomm, Qiu Ping and Yuan Yi to disclose all relevant information related to the Standard Chartered Accounts within seven days of the aforementioned orders (collectively, the orders referred to herein as “the Injunction Order”). The Injunction Order was to remain in effect until November 25, 2011.

On November 25, 2011, the Injunction Order was continued by the High Court until further order of the High Court.

On April 11, 2012, the High Court denied the Defendants’ request to allow withdrawing any amounts from the Standard Chartered Accounts for legal costs and continued the Injunction Order in effect pending further order of the High Court.

The parties to the Chinacomm Litigation are involved in formal discovery in order to develop the factual support of their respective positions.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain, financial, executive and financial advisory services.  The Agreements are generally for a term of less than 12-months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commences on November 1, 2010 and ends on December 31, 2013, provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors.  Although the term is retroactive, the issuance of the Series B Common Stock is not.  That portion of the Executive Employment Agreement became effective when the shares were issued on April 12, 2011.

During 2011, all officers of the Company were payroll employees who, with the exception of Colin Tay, operated without written employment contracts.  Effective January 16, 2012, all officers of the Company, with the exception of Colin Tay, are employed utilizing independent contractor agreements.

Other Material Agreements

Joinmax  On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”).  The professional services to be provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary.  The Company is obligated to pay Joinmax for the Services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific Services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services rendered to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30 day period prior to each payment due date of an invoice.

ZTE Global MOU  On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE Corporation, a PRC company (“ZTE”), for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA telecommunications networks we deploy in the PRC, Peru and other markets the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions, develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate our applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE will share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

ZTE Contracts with VelaTel Peru  On August 5, 2010,  the Company’s 95% subsidiary, VelaTel Peru, entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network, to provide geographic coverage in the seven cities where VelaTel Peru currently holds licenses. The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month LIBOR (London Inter-Bank Offered Rate) plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in the PRC (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue VelaTel Peru a $3 million payment voucher towards network expansion which VelaTel Peru can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including VelaTel Peru’s right to terminate at any time except as to purchase orders already issued, if VelaTel Peru determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses VelaTel Peru is able to secure.  The Company paid the 15% down payment and other amounts required for ZTE to begin manufacture of the equipment totaling $686,763 on December 22, 2010.

Contractual Obligations for VelaTel Peru Deployment

The Company had the contractual obligations to pay for deployment of the VelaTel Peru Network for approximately $305,000.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$0	$0	$220,914	$220,914

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2011	$149,248
Change in value of derivative liability during 2011	71,666
Ending balance as of December 31, 2011	$220,914

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

NOTE 19                      INCOME TAXES

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $246,000,000, expiring in the year 2031, that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.  Components of deferred tax assets as of December 31, 2011 are as follows: (i) income tax expense for the year ended December 31, 2011 is comprised of state taxes, which primarily are not based on earnings; (ii) no other income taxes were recorded on the earnings in 2011 and 2010 as a result of the utilization of the carry forwards; and all or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,	December 31,
	2011	2010

Approximate net operating loss carry forwards expiring in 2028	$246,000,000	$230,000,000

Deferred tax assets:
Federal net operating loss	$84,000,000	$78,000,000
State net operating loss	15,000,000	14,000,000

Total deferred tax assets	99,000,000	92,000,000
Less valuation allowance	(99,000,000)	(92,000,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2011 and 2010 is as follows:

	December 31,	December 31,
	2011	2010

Federal income tax rate	-34.0%	-34.0%
State tax, net of federal benefit	-6.0%	-6.0%
Stock options	8.0%
Change in derivative liability	0.0%	-1.0%
Increase in valuation allowance	32.0%	41.0%
Effective income tax rate	0.0%	0.0%

The Company has never been audited by either the Internal Revenue Service or any state, and the 2008 to present tax years are still open and could be subject to audit.

NOTE 20                      SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2011 , to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date the Company’s financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements and that the following items represent subsequent events that merit disclosure in this Report.

Sino Crossings Fiber Joint Venture

On November 11, 2010, the Company entered into a joint venture agreement pursuant to which the Company will subscribe to 51% of the equity interest in China Crossing Cayman, an entity formed during 2011.  Azur will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and YYNT to 51% of the equity in a PRC corporation Azur is in the process of forming.  The Company will have the right to appoint a majority of the members of the boards of directors of all entities.  This corporate structure will allow the Company to consolidate the financial activity of this joint venture.  Once formed and licensed to do business in China, YYNT will transfer ownership of certain fiber optic cable to the newly formed joint venture.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunication providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company expects to utilize the fiber for the same purposes for its PRC based projects, but at a discount compared to amounts charged to third party telecommunication providers. On December 2, 2011 the Company and Azur amended their agreement to require Azur to undertake additional duties.

GBNC Network Joint Venture

On December 13, 2010, the Company and GBNC entered into a Subscription and Shareholder Agreement.  Each is contractually obligated to contribute certain resources in order to deploy and operate a WBA telecommunications network in the PRC.  In particular, GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”).  It currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with majority control of each entity’s board of directors.  This Company expects this corporate structure will allow it to consolidate the financial activity of this joint venture.  The Company is required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 BTS plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide.

The VN Tech Fuel Cell Business

On April 1, 2011, the Company signed a Subscription and Shareholder Agreement with VN Tech.  Under this agreement, the parties will form a joint venture operating company that will manufacture, distribute and sell hydrogen fuel cell systems.  VN Tech is transferring to the joint venture its intellectual property rights and its relationships with key industry members in the PRC in exchange for a 49% stake in the joint venture.  The Company will subscribe to the remaining 51% equity in the joint venture and will have the right to control the boards of directors of the operating company and its offshore holding companies.  The transaction has been structured to allow the Company to report the results of the joint venture’s operations on its consolidated financial statements in the same manner as its other subsidiaries.

The joint venture will deliver fuel cell systems that satisfy the telecommunication industry standard to provide back-up battery power to operate data centers and remotely located infrastructure equipment during periods where primary electrical transmission is interrupted for any reason.  The Company will be entitled to a 10% discount on fuel cell systems it purchases compared to the lowest price charged to any other telecommunications carrier.

Business and Exclusive Services Agreements with NGSN

On October 21, 2011, the Company entered into a Business Agreement with NGSN (“NGSN Business Agreement”).  NGSN was founded from a group of other technology companies to support other PRC owned companies and central government agencies in advancing private network telecommunications technologies.  NGSN holds a PRC-issued value added services license to provide location based tracking services and other information services nationwide.  NGSN’s current activities include projects related to transportation, including GPS tracking technologies, remotely delivered education services, and agriculture technologies.

Under the NGSN Business Agreement, the Company will form a PRC operating company to be jointly owned with NGSN, but subject to the Company’s control.  The operating company will enter into an exclusive services contract with NGSN to deliver the information services and also deploy and operate a 4G WBA network that will employ TD-LTE technology.  The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment.  The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012 the Company and NGSN entered into the Exclusive Technical Services Agreement contemplated by the NGSN Business Agreement.  During 2011 and 2012 the Company are completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”), which was completed in November 2011, and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”), which was completed in February 2012.  Pending formation of the wholly foreign owned enterprise (“WFOE”) that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement, the Company may begin providing services to NGSN through its existing WFOE, Beijing Yunji Communications Technical Services Company (“Beijing Yunji”).

Business Agreement with Aerostrong

On November 11, 2011, the Company entered into a Business Agreement with Aerostrong (“Aerostrong Business Agrement”) to provide telecommunications services to Aerostrong and its affiliates and customers.  Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”), a state-owned company in the PRC.  China Aerospace is the main contractor for the PRC’s space program.

Aerostrong holds value added services licenses to provide telecommunication services via satellite nationwide and internet access services in 18 major cities in China.  Aerostrong qualifies to obtain and has applied for radio frequency spectrum licenses to provide WBA services, special network access, cloud computing, application services, content services and integrated solutions.  Part of the corporate mission of Aerostrong is to deploy an internal WBA network and application platform for all of the operating companies that fall under the China Aerospace umbrella, as well as their customers, suppliers and employees.  The China Aerospace WBA network will include an electronic platform for human resources administration, financial management and various application services

Under the Aerostrong Business Agreement, the Company, through its PRC operating subsidiary and WFOE, Beijing Yunji, will enter into an Exclusive Services Agreement with Aerostrong to deliver WBA and related telecommunications services utilizing Aerostrong’s licenses combined with infrastructure equipment the Company will finance.  Aerostrong will pay Beijing Yunji service fees to be established in the Exclusive Services Agreement.  Among other services, Beijing Yunji will deploy and operate the China Aerospace network for China Aerospace and its subsidiaries and affiliated enterprises.

Herlong Acquisition and Novi-Net and Montenegro Networks

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L and others to acquire a controlling interest in Herlong and its operating subsidiaries, Novi-Net and Montenegro Connect.  The Republic of Croatia has granted Novi-Net a nationwide license to provide WBA and related services using 42 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 base transceiver stations (“BTS”) to provide WBA and related services to approximately 1,500 subscribers.   Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro’s year round population stands at 625,000, but it receives more than one million tourists annually.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity stake in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net and Montenegro Connect Networks until each of Novi-Net and Montenegro Connect attains a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (approximately $653,800 based on an exchange rate of €1.00 = $1.31, the approximate rate in effect April 13, 2012) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately $690,525 based on same exchange rate) deposit on an initial equipment order placed with ZTE Corporation.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of the total shares issued and outstanding.  Herlong’s board of directors is comprised of three directors, of which the Company has the right to appoint and has appointed two and 7L has the right to appoint one.  The transaction has been structured to allow the Company to report the results of the operations of Herlong, Novi-Net and Montenegro Connect on the Company’s consolidated financial statements in the same manner as its other subsidiaries.

Kerseyco Business Agreement and VeratNet Network

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement to acquire a controlling interest in Kerseyco and its Serbian operating subsidiary, VeratNet.  VeratNet is one of the leading telecommunications operators and internet service providers in Serbia, offering a full range of telecommunication services, including ADSL broadband service nationwide and WBA services in three cities where it holds radio frequency licenses, including Belgrade which is Serbia’s capital and largest city.  VeratNet also offers specialty services to business customers, such as international private leased circuit services, dedicated wireless internet lines and dedicated web server hosting.  VeratNet currently owns a data center, a network core, and 11 BTS.  VeratNet has more than 50 employees who serve more than 18,000 subscribers.

In exchange for its equity stake, the Company will contribute capital expenditures and operating expenditures necessary to continue VeratNet’s existing operations and to upgrade VeratNet’s existing WBA infrastructure equipment with higher capacity equipment, which will allow VeratNet to add new wireless customers.

Isaac Agreement with the Company Related to the First Note, the Second A&R Isaac SPA and Option to Acquire Interest in VN Tech

On February 23, 2012, the Company entered into the following two agreements with Isaac: (i) Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, Cancel Stock Purchase Agreement, and Grant Option in VN Tech Agreement (“Extension Agreement”); and (ii) Second Line of Credit Loan Agreement and Promissory Note (“Second Note”)..

Although the credit limit under the First Note was $5,000,000 and the Due Date of the First Note was December 31, 2011, Isaac advanced funds to the Company in excess of the credit limit, including advances made after the Due Date.  In entering into the Extension Agreement, the parties agreed to extend the Due Date for the First Note to June 30, 2012 and to increase the credit limit under the First Note to reflect the total amount borrowed, namely $6,385,000 disbursed, plus 5% Holdback fees totaling $336,053, for a total principal balance of $6,721,053.  Interest in the amount of $332,794 had accrued on the principal balance, for a total amount due as of February 23, 2012 of $7,053,847 (“Pre-Extension Total Amount Due”).  In the Extension Agreement, the principal balance of the First Note is increased to $7,425,102 (“Increased Principal Balance”), representing the Pre-Extension Total Amount Due plus an additional 5% Holdback fee of $371,255.  It was agreed that interest will accrue on the Increased Principal Balance at the rate of 10% per annum.

The Extension Agreement provides that Isaac will be granted an option to at any time convert all or any portion of the balance of principal and interest due under the First Note to shares in favor of Isaac or any of its assigns. The details of the conversion feature will be agreed to when the Company has additional authorized Shares available for issuance.

The Extension Agreement also grants Isaac an option to acquire the Company’s 51% joint venture interest in the “VN Tech Agreement.” The Extension Agreement provides that the price of Isaac’s option is to be determined based on Isaac’s due diligence and a mutually agreed valuation of the joint venture.  If Isaac exercises its option to acquire the Company’s 51% interest in the VN Tech Agreement, the agreed value of that interest will be treated as an offset to the amount otherwise due under the First Note.

In the Second Note, the Company promises to pay to the order of Isaac the principal sum of $7,368,421, or so much thereof as may be disbursed to, or for, the benefit of the Company by Isaac, in Isaac’s discretion and subject to Isaac’s approval of budgets identifying the Company’s proposed use of each funding request.  For each funding request, Isaac will retain a 5% Holdback as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time.  The total potential amount to be disbursed, net of 5% Holdback fees, is $7,000,000.  Amounts borrowed pursuant to the Second Note will bear interest at the rate of 10% per annum.  Interest will be calculated based on the principal balance, as may be adjusted from time to time to reflect additional advances and/or partial repayments made on the Second Note.  Interest will accrue but shall not be due until the principal balance is due on December 31, 2012.

The Second Note provides that Isaac will be granted an option to at any time convert all or any portion of the balance of principal and interest due under the Second Note to Shares to Isaac or any of its assigns. The details of the conversion feature will be agreed to between the Parties when the Company has additional authorized Shares available for issuance.

Line of Credit Promissory Note with Weal Group, Inc.

On March 5, 2012, the Company entered into a Line of Credit Promissory Note with Weal Group, Inc. (“Weal”) in the principal amount of $1,052,632(“Weal Note”). The disbursement amount of the Weal Note is $1,000,000.000.  Weal will retain a 5% Holdback as a set-up fee and compensation for Weal’s due diligence.  The difference between the disbursement amount and the principal amount represents the 5% Holdback fee.  The Maturity Date of the Weal Note is March 5, 2013.  The Company has the right to prepay the Weal Note in whole or in part prior to its Maturity Date without penalty.  The Weal Note bears interest on its principal amount at 10% per annum.  The Weal Note provides, as in the Isaac Second Note, a conversion feature granting an option to convert all or a portion of the balance of principal and interest due under the Weal Note to Shares.  The details of the conversion feature will be agreed to between the parties to the Weal Note when the Company has additional authorized Shares available for issuance and when Isaac and the Company have agreed to a conversion feature as to the Isaac Second Note. Weal will have the same option to convert that Isaac will have when it is agreed to between the Company and Isaac with respect to the Isaac Second Note.  Upon that agreement, the parties to the Weal Note will enter into an amendment to reflect the agreed upon conversion feature.

Increase in the Number of Authorized Series A Common Stock

On or about March 7, 2012, we provided notice to our shareholders that the shareholders of the outstanding shares of our Series A Common Stock and our Series B Common Stock (collectively “Common Stock”) of the Company who, in the aggregate, hold a majority of the voting power of all shares of the Company’s Common Stock entitled to vote have, by written consent in lieu of a regular or special meeting of our shareholders (“Majority Written Consent”), approved an amendment of our Articles of Incorporation to increase the number of authorized shares of our Series A Common Stock from 1 billion to 2 billion shares (“the Action”).  It did so after filing a Definitive Information Statement with the SEC and mailing it to all shareholders of record.

In accordance with Section 78-315 and 78.320 of the Nevada Revised Statutes (“NRS”), the Action was approved on February 14, 2012 by Unanimous Written Consent of the Board of Directors of the Company and by the Majority Written Consent of our shareholders.  The Information Statement was filed with the SEC and mailed to our shareholders as of the record date in accordance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, only to inform the shareholders of our Common Stock of the Action before it takes effect.  Pursuant to Rule 14c-2 of the Exchange Act, the Action will not take effect until a date that is at least 20 days after the date the Information Statement was mailed to the shareholders of our Common Stock.  The Information Statement was mailed to the shareholders of our Common Stock on or about March 7, 2012.  The Company’s authorized Shares increased from 1 billion to 2 billion effective March 28, 2012.

Agreement with VN Tech

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

The material terms of the VN Tech Agreement are as follows:

1.           VN Tech will transfer to a newly formed joint venture its expertise, relationships and past and future contracts related to technology development, patent, manufacturing, marketing, distribution and sale of Fuel Cell Systems.  Within ten days after formation of the entities comprising the joint venture, the Company will pay to VN Tech five million Shares;

2.           The joint venture between VN Tech and the Company is represented by a series of new entities to be created, with interlocking ownership (collectively “VN Tech Entities”), each referred to in the VN Tech Agreement by a fictitious name, with the actual name of each entity to be agreed based on legal and marketing considerations.  The VN Tech Entities are “New Co,” a parent company to be created in the Cayman Islands, “HK Co,” a wholly owned subsidiary of New Co to be created in Hong Kong, and “WFOE,” a wholly owned subsidiary of HK Co to be created in the PRC in a manner so as to qualify as a “wholly owned foreign enterprise” under PRC law.  The Company will subscribe to 51% and VN Tech 49% of the stock of New Co; New Co will subscribe to 100% of the stock of HK Co.; and HK Co will subscribe to 100% of the stock of WFOE.  The same fictitious names are used to describe entities formed or to be formed in connection with other transactions described in this Report.  However, the fictitious names of the actual entities will be separate for each transaction;

3.           The board of directors of each of the VN Tech Entities will be comprised of five directors, three of whom shall be appointed by the Company and two by VN Tech.  The Bylaws of each of the VN Tech Entities will contain various provisions for the protection of majority and minority stockholders as follows: (i) requiring a 75% super-majority vote of shareholders on certain corporate action; (ii) requiring joint signatures on bank accounts (one each by a director or officer appointed by the Company and by a director or officer appointed by VN Tech); and (iii) requiring custody of the corporate seal or “chop” of each of the VN Tech Entities to be held in escrow by a neutral third party;

4.           In addition to the VN Tech Entities, a management company will be created in Hong Kong or other jurisdiction to be agreed between VN Tech and the Company.  The management company will be controlled by the Company, and the Company will enter into a management contract with WFOE to provide marketing, sales and other services to WFOE;

5.           All contracts, capital expenditures, operating expenses and revenue in connection with the business contemplated under the VN Tech Agreement will flow through WFOE;

6.           The Company will be entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount will apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest; and

7.           All profits generated from WFOE’s operations that exceed working capital requirements, payment of tax or provision therefore, outstanding loan obligations and reserves for contingent future liabilities, will be distributed to the shareholders of New Co in full by dividends.

The financial goals of the joint venture include: (i) permitting the Company to fully report the financial results of WFOE as part of the Company’s consolidated financial statements; (ii) permitting New Co and/or HK Co to control the China-based assets managed by WFOE and the revenue to be generated from those assets; (iii) permitting a China-based subsidiary of the Company to qualify under PRC law to conduct equipment leasing activity for Fuel Cell Systems; (iv) creating a vehicle for manufacture of Fuel Cell Systems in China; and (v) eventual public listing of WFOE’s operations on a stock exchange, such as HKSE, NYSE, NASDAQ or London AIM in order to expand the base of equity capital available for deployment and expansion of the joint venture’s WBA networks and to recapture some or all of the respective investments of VN Tech and the Company.

Stock Purchase Agreement with Zapna

On April 3, 2012, the Company, through its wholly owned subsidiary, Gulfstream entered into a Stock Purchase Agreement (“Zapna SPA”) with Zapna and Omair Khan (“Khan”), Zapna’s sole shareholder in exchange for 6,000,000 Shares.  Zapna provides telecommunications solutions and services, including SIM overlay cards and mobile applications to reduce long distance and roaming charges for retail and corporate users.  Zapna also provides a full white label platform service for carrier partners, including voice and SMS terminations.  Zapna is currently providing services in several European countries (Sweden, Finland and Spain). Many of Zapna's existing solutions for telephony services are well suited to VoIP and other data services provided by the Company and other broadband operators. Zapna’s headquarters are in Denmark, with a technical development team in Pakistan.

Closing of the Zapna SPA took place when the contract was signed, with the exchange of the Company’s Shares for 75% of Zapna’s issued and outstanding shares to follow as expeditiously as possible.  Zapna’s board of directors is to be comprised of five directors, of which the Company will have the right to appoint three and Kahn two.  The transaction has been structured to allow the Company to report the results of Zapna’s operations on its consolidated financial statements in the same manner as its other subsidiaries.

The material terms of the Zapna SPA are as follow:

1. Zapna’s capital stock consists of 100 authorized shares (“Zapna Stock”), of which all 100 shares have been issued to Seller.  Seller will cause 75 shares of Zapna Stock (“Purchased Zapna Shares”) to be transferred to Gulfstream.;

2. The Purchase Price for the Purchased Zapna Shares is 6,000,000 shares of our Series A Common Stock (“the Zapna Purchase Price”), which we will cause to be issued in the name of Alhamd Holding Company, a new Danish corporation Seller is in the process of forming, or otherwise as Seller shall direct.  The Company warrants the total value of the Shares will be at least $200,000 as measured by the closing price per Share over the ten trading days immediately following the Closing (“Valuation Calculation” and “Valuation Date”).  If the total value of the Shares being issued to Seller is less than $200,000 on the Valuation Date, The Company, will issue and deliver to Seller within ten business days of the Valuation Date that number of additional shares of the Company’s Series A Common Stock that will represent the difference between $200,000 and the total value of the Zapna Purchase Price, based on the Valuation Calculation (“Price Protection Shares”);

3. The Closing took place when the parties to the Zapna SPA was signed on April 3, 2012, with the exchange of Shares described above to follow as expeditiously as possible;

4. Seller also intends to hold his remaining 25 shares of Zapna Stock in the name of Alhamd Holding Company.  Seller and/or Alhamd Holding Company have agreed to pledge all 25 shares of Zapna Stock (“Pledged Zapna Shares”) and all 6,000,000 of the Zapna Purchase Price Shares in favor of Gulfstream as collateral for any liability of Seller to  the Company or Gulfstream for any claim for indemnification pertaining to breach of any representation or warranty by Seller to Gulfstream pursuant to the Zapna SPA.  Such pledge of the Zapna Stock and Shares will be pursuant to the pledge agreement attached as Schedule 1 to the Zapna SPA (“Zapna Pledge Agreement”).  Subject to the Zapna Pledge Agreement, the pledge agent will release to Seller or as Seller directs: (i) the Zapna Purchase Price Shares 180 days following the Closing Date; and (ii) the Pledged Zapna Shares on the third anniversary of the Closing Date.;

5. Zapna’s Board of Directors is to be comprised of five Directors, of which Gulfstream shall have the right to appoint three and Seller the right to appoint two. Sellers’ Directors have veto rights over certain fundamental business decisions of Zapna, including purchase of subsidiaries, public listing of Zapna’s Stock, declaring bankruptcy or similar proceedings, or termination of the employment of any of the three members of Zapna’s senior management, Hamad Raza, Omair Khan and Connie Duedahl;

6. Hamad Raza, Omair Khan and Connie Duedahl will be eligible to participate in our 2012 Stock Option and Incentive Plan on the same basis as other senior management representatives of the Company of equal rank and upon similar criteria for award of options, provided that Zapna’s financial performance shall expressly be a criterion. Hamad Raza shall continue to act as Zapna’s Chief Executive Officer at a salary reflected in a 2012 budget Purchaser has approved.  Purchaser has agreed to cover Zapna’s budgeted negative EBITDA, as reflected in the approved 2012 budget;

7. Purchaser has agreed to assist Zapna in obtaining a favorable distributorship and other contractual relationships with Taisys Holding Co., Ltd. and its subsidiaries.  We have also agreed to provide Zapna access to and favorable relationships with each of the Company’s current and future operating subsidiaries.  The Company and Zapna have agreed to develop a strategic plan to exploit synergies between their respective operations as soon as the strategic plan has been approved and signed by the parties to the Zapna SPA, all of which shall occur within three months of the signing of the Zapna SPA; and

8. Seller is granted certain “tag along” rights and rights of first refusal in the event Purchaser seeks to sell a controlling interest in Zapna, upon terms we believe are standard in transactions of this nature.  Seller and the Gulfstream have made certain representations and warranties regarding the corporate and financial status of the Seller and the Purchaser and their respective past operations, also upon terms the Company believes are standard in transactions of this nature.

Sales of Unregistered Securities of the Company

With the exception of the following sale of unregistered securities, all of the information required by Item 701 of Regulation S-K has been included in a Quarterly Report on Form 10-Q, in a Current Report on Form 8-K and in our Annual Reports on Form 10-K since our inception.

On March 21, 2012, the Company issued 816,340 Shares to Joaquin De Teresa pursuant to a Joaquin De Teresa Settlement Agreement related to the payment of a Convertible Note Purchase Agreement.  This sale of Shares resulted in a reduction of $77,062 in debt of the Company.