Form 10-K/A
period 2011-12-31
VelaTel Global Communications, Inc.
filed 2012-04-17
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPANATORY NOTE

This Amendment No. 1 to the  Form 10-K is being filed solely to correct the Period of Report date provided in the EDGAR submission summary page as the date was inadvertently incorrect.  The correct filing period of this Report in the EDGAR Summary Page should be 12-31-2011.  No other changes have been made since this Report was filed with the Securities and Exchange Commission on April 16, 2012.

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

VelaTel Global Communications, Inc.
Date: April 17 , 2012	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the identified capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer and Director	April 17, 2012
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	April 17, 2012
Carlos Trujillo

/s/ Kenneth L. Waggoner	Director	April 17, 2012
Kenneth L. Waggoner

/s/ Mario Alvarez	Director	April 17, 2012
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

The future minimum rental commitments as of December 31, 2011, for all noncancelable operating leases are as follows:

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