Form 10-Q
period 2012-03-31
VelaTel Global Communications, Inc.
filed 2012-05-21
CIK 1357531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2012 the Registrant had 886,950,225 shares of its Series A common stock outstanding, with a par value of $0.001, and 133,818,177 shares of its Series B common stock outstanding, with a par value of $0.001.

VELATEL GLOBAL COMMUNICATIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012 AND 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$32,056	$183,457
Accounts receivable, net of provision for doubtful accounts of $6,963 and $3,163	69,123	60,191
Prepaid rent	16,681	18,888
Inventory	1,511,649	1,173,595
Prepaid expenses	2,496,513	2,474,401
Total current assets	4,126,022	3,910,532

Property, plant and equipment, net of accumulated depreciation of $716,963 and $580,248 as of March 31, 2012 and December 31, 2011, respectively	5,052,198	5,188,913

Other assets:
Intangible assets, net of accumulated amortization of $148,390 and $143,305 as of March 31, 2012 and December 31, 2011, respectively	27,191	32,276
Investments	3,695,000	3,695,000
Deposit for acquisition	669,061	-
Deposits	7,593	7,593
Total other assets	4,398,845	3,734,869

Total assets	$13,577,065	$12,834,314

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$5,171,321	$10,046,728
Advances from officers	162,043	755,875
Notes payable, related party	920,578	425,000
Notes payable, current portion	9,748,216	7,598,569
Convertible debentures, net	298,923	419,757
Notes payable, other	829,893	829,893
Derivative liability	276,864	220,914
Total current liabilities	17,407,838	20,296,736

Notes payable, net of current portion	2,054,104	2,392,701
Mandatory redeemable Series B common stock; $0.001 par value, 200,000,000 shares authorized, 133,818,177 issued and outstanding as of March 31, 2012 and December 31, 2011	74,636	73,715

Total liabilities	19,536,578	22,763,152

Stockholders' deficiency:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock:
Series A common stock; $0.001 par value, 2,000,000,000 shares authorized, 800,741,199 and 665,766,174 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	800,741	665,766
Additional paid in capital	249,091,771	243,384,860
Common stock in escrow	(178,664)	(178,664)
Accumulated deficit	(255,515,659)	(253,660,984)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(5,801,811)	(9,789,022)

Non controlling interest	(157,702)	(139,816)

Total stockholders' deficiency	(5,959,513)	(9,928,838)

Total liabilities and stockholders' deficiency	$13,577,065	$12,834,314

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUE	$162,665	$204,371
Cost of revenue	388,856	219,712
Gross loss	(226,191)	(15,341)

OPERATING EXPENSES:
Selling, general and administrative expenses	3,100,445	1,980,076
Depreciation and amortization	141,800	31,914
Research and development costs	-	6,317,287
Total operating expenses	3,242,245	8,329,277

Net loss from operations	(3,468,436)	(8,344,618)

OTHER INCOME (EXPENSES):
Other income (expenses)	49,618	(466)
Gain on settlement of debt	2,275,201	-
Gain (loss)on foreign currency transactions	(12,805)	(6,159)
Gain (loss) on change in fair value of debt derivative	(55,950)	37,523
Interest expense	(660,189)	(28,216)
Total other income (expense)	1,595,875	2,682

Net loss	(1,872,561)	(8,341,936)

Loss attributed to non controlling interest	17,886	5,394

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(1,854,675)	$(8,336,542)

Net loss per common share (basic and fully diluted)	$(0.00)	$(0.02)
Weighted average number of shares outstanding, basic and fully diluted	728,639,086	449,061,685

Comprehensive Loss:	$(1,872,561)	$(8,341,936)
Comprehensive loss attributable to the non controlling interest	17,886	5,394
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(1,854,675)	$(8,336,542)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,872,561)	$(8,341,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,800	31,914
Gain on settlement of debt	(2,275,201)	-
Gain on change in fair value of debt derivative	55,950	(37,523)
Common stock issued in exchange for services	-	82,500
Allowance for (recovery of) bad debts	3,800	1,900
(Increase) decrease in:
Accounts receivable	(12,732)	(28,834)
Inventory	(338,054)	(4,028)
Prepaid expenses	(19,905)	35,054
Increase (decrease) in:
Accounts payable and accrued liabilities	2,768,129	6,271,772
Unearned revenue	-	(1,936)
Net cash used in operating activities	(1,548,774)	(1,991,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(1,667)
Deposit for property, plant and equipment	-	-
Deposit for acquisition	(669,061)	-
Net cash used in investing activities	(669,061)	(1,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on advances from officers	(240,194)	(45,609)
Proceeds from the sales of Series A common stock	-	6,017,000
Proceeds from issuance of notes payable	2,264,777	-
Payments on notes payable	-	(415,594)
Proceeds from issuance of notes payable, related party	66,378	-
Payments on notes payable, related party	(24,527)	-
Net cash provided by financing activities	2,066,434	5,555,797

Net increase (decrease) in cash and cash equivalents	(151,401)	3,563,013

Cash and cash equivalents, beginning of the period	183,457	27,516
Cash and cash equivalents, end of the period	$32,056	$3,590,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	3,607
Cash paid during the period for taxes	$614	$1,235

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$8,117,085	$4,968,477

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the unaudited accompanying Condensed Consolidated Financial Statements follows:

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Footnotes thereto for the period ended December 31, 2011 included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 16, 2012.

Corporate Formation and Subsidiaries

The Company was incorporated under the name Mortlock Ventures, Inc. pursuant to the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunications industry.  The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”) on May 21, 2008.  The Company changed its name to VelaTel Global Communications, Inc. on July 25, 2011.

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, Trussnet Nevada, Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”), and Beijing Yunji Technology Co., Ltd. (“Beijing Yunji”), and the Company’s majority owned subsidiary, VelaTel Peru, S.A. (“VelaTel Peru”), formerly known as Perusat, S.A.  All significant intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of 2012, the Company commenced its planned operations as its deployed its wireless broadband access (“WBA”) network in Peru.  Prior to that from the Company’s inception, it was a development stage company as defined by the ASC subtopic 915 Development Stage Entities.  The Company accumulated a deficit during its development stage of $253,660,984.

The Company’s Business Transactions

The Company’s efforts have been principally devoted to developing WBA networks, fiber optic networks and the sale and distribution of products and services used in connection with WBA networks.  The Company has generated sales revenues, has incurred expenses and has sustained losses.  The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise.  Through March 31, 2012, the Company has accumulated losses of $257,446,638.

In 2009, the Company acquired a 95% equity interest in VelaTel Peru, S.A.  This acquisition is discussed below in further detail under this Note 1.

In 2010, the Company entered into the following joint venture agreements:

1.   Subscription and Shareholder Agreement for a fiber optic project, referred to as “Sino Crossings,” with Azur Capital (NBD) SBN BHD (“Azur”), a Brunei corporation, and Shanghai Ying Yue Network Technology Ltd. (“YYNT”), a Peoples’ Republic of China (“PRC” or “China ”) limited liability company; and

2.   Subscription and Shareholder for a WBA project, referred to as the “Golden Bridge Network,” with Golden Bridge Network Communications Co. (“GBNC”), a PRC limited liability company.”

The investment aspects of the Sino Crossings and Golden Bridge Network joint venture projects are discussed in further detail under Note 4, Investments.

During 2011, the Company entered into the following other project agreements.

1.   Subscription and Shareholder Agreement with Shenzhen VN Technologies Co., Ltd. (“VN Tech”), a PRC limited liability company;

2.   Business Agreement with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”), a PRC limited liability company;

3.   Business Agreement with Aerostrong Company Limited (“Aerostrong”), a PRC limited liability company;

4.   Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP (“7L”) and other shareholders of Herlong Investments Limited (“Herlong”), a Cyprus corporation and its operating subsidiaries, Novi-Net d.o.o. (“Novi-Net”), a Croatia corporation, and Montenegro Connect, d.o.o. (“Montenegro Connect”), a Montenegro corporation; and

5.   Standby Business Cooperation Agreement with 7L and other shareholders of Kerseyco Trading Limited (“Kerseyco”), a Cyprus corporation, and VeratNet, d.o.o. (“VeratNet”), a Serbia corporation.

If a particular joint venture agreement resulted in an investment or acquisition of a controlling equity interest as of March 31, 2012, a summary of the investment or acquisition is discussed in Note 4, Investments.  Otherwise, it will be discussed in Note 16, Commitments and Contingencies or in Note 20, Subsequent Events.

During 2012, the Company closed the following joint venture and other project agreements.

1.   Business Cooperation Agreement to acquire a 75% equity interest in Herlong;

2.   Exclusive Services Agreement with NGSN as contemplated by the NGSN Business Agreement; and

3.   Stock Purchase Agreement with Omair Khan, the sole shareholder of Zapna, ApS (“Zapna”), a Denmark corporation, to acquire a 75% equity interest in Zapna.

Each of these transactions is discussed further under Note 20, Subsequent Events.

Use of Estimates

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Condenses Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of the Company’s unaudited Condensed Consolidated Financial Statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  Actual results could differ from the Company’s estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with ASC subtopic 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  ASC 605-10 incorporates ASC subtopic 605-25, Multiple-Element Arrangements.  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Fair Values

ASC subtopic 825-10, Financial Instruments requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, as well as short-term borrowings, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited Condensed Consolidated Financial Statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at March 31, 2012 and December 31, 2011 was $6,693 and $3,163, respectively.

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

The estimated useful lives of property, plant and equipment are as follows:

Machinery and equipment	10 years
Vehicles	4 years
Furniture and fixtures	10 years
Leasehold improvements	**
Constructed assets (towers)	10 years
Computers	5 years

** Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

Functional Currency

A majority of the transactions of the Company’s Peruvian subsidiary are in US dollars; therefore, this subsidiary’s functional currency is the US dollar.

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the three months ended March 31, 2012 and 2011 were $405 and $7,237, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the ASC subtopic 730-10, Research and Development.  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products and services are expensed in the period incurred.  The Company incurred research and development expenses of $0 and 6,317,287 during the three months ended March 31, 2012 and 2011, respectively.

Reclassifications

Certain reclassifications have been made to prior periods’ data to conform to the presentation set forth in this Report.  These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either” (i) a continuous statement of comprehensive income; or (ii) two separate, but consecutive, statements.  The ASU does not change the items that must be reported in other comprehensive income.  In December 2011, the FASB issued ASU 2011-12, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s unaudited Condensed Consolidated Financial Statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to adopt ASU 2011-11 for reporting periods beginning on or after January 1, 2013.  The adoption of ASU 2011-11 is not expected to significantly impact the Company’s Condensed Consolidated financial statements.

In December 2011, the FASB issued disclosure guidance related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements for recognizing financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for the Company on a retrospective basis commencing in the first quarter of 2014. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements.

NOTE 2    GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $1,854,675 for the three months ended March 31, 2012.  In addition, the Company had negative working capital of $13,281,816 and a total stockholders’ deficiency of $5,959,513 as of March 31, 2012.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expense of deploying the networks and related businesses that are the core of the Company’s businesses.  Also, the Company has not realized material revenue since its commenced doing business in the telecommunications sector, and it is not without doubt that it will be successful in generating revenues in the future.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may lose its rights to participate in one or more of its projects and may be forced to cease operations.

To attain profitable operations, management continues to focus its efforts on the deployment and operation of WBA networks and related businesses.  The Company typically contributes its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy the networks, in exchange for its equity interest in each project.  The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its business plans.

The above factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3    PREPAID EXPENSES

Prepaid expenses, at March 31, 2012 and December 31, 2011, are comprised of the following:

	March 31, 2012	December 31, 2011
Prepaid taxes	$1,318,480	$1,256,423
Prepaid payroll taxes	51,318	53,936
Deferred charges	126,715	85,527
Purchase prepaid expenses	1,000,000	1,078,515
	$2,496,513	$2,474,401

NOTE 4    INVESTMENTS

Chinacomm Cayman

The Company entered into the Framework Agreement, which was superseded by the Gulfstream Subscription Agreement, whereby the Company, through its subsidiary, Gulfstream Seychelles, obtained an option to acquire up to a 49% equity interest in Chinacomm Cayman for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  The Gulfstream Subscription Agreement required the Company to make certain payments to Chinacomm in accordance with a schedule set forth therein.  Those payments were to be utilized to deploy the Chinacomm Network.  The Company attempted to raise capital to make the required payments, but was unable to do so within the anticipated time frame.  However, there were several conditions precedent that Chinacomm had to fulfill in order to cause Gulfstream Seychelles to pay more than it had during 2008 pursuant to the Gulfstream Subscription Agreement.  Meanwhile,  the Company was unable to timely pay the vendors it had employed to continue work on the Chinacomm Network.

Trussnet Capital Partner (HK) Ltd. Transactions with the Company Related to Chinacomm Cayman

In February 2009, Trussnet Capital Partners (HK) Ltd. (“TCP”), a company wholly owned by the Company’s President, Colin Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer Chinacomm that the Company was not, Chinacomm entered into a substitute Subscription and Shareholders Agreement and Addendum thereto pursuant to which TCP obtained an option to acquire up to a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under a contract with Trussnet USA, Inc, (“Trussnet Delaware”) a Delaware corporation, to allow those services to continue, and banking relationships whereby Chinacomm was able to obtain a $29 million operating loan from Hana Bank.  The purchase price for TCP’s 49% equity interest was the same as in the Gulfstream Subscription Agreement, but the payment terms were improved and were expressly conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that were to be part of the Chinacomm Network.  In addition, if TCP was not able to meet the specific payment schedule described in the TCP Subscription Agreement, the TCP Subscription Agreement contained a provision that required the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to 49% of the stock of Chinacomm Cayman would be used towards deployment of the Chinacomm Network.

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

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to the Company pursuant to an Asset Purchase Agreement, the TCP Note and a Pledge Agreement.

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

During 2010, the Company paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which the Company exercised joint control with Chinacomm.  These funds were intended for use towards capitalizing Yunji Communications Technology (China) Co., Ltd. (“Yunji China”), a PRC corporation to be formed.  However, Chinacomm informed the Company that, in order to activate Yunji China, changes had to be made to the Gulfstream Subscription Agreement and the TCP Subscription Agreement and Addendum whereby Chinacomm would have complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as a “chop”) of Yunji China.  The Company rejected Chinacomm’s proposal and refused to authorize the release to Yunji China of the funds held in the Chinacomm Cayman bank account.  The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm network in 29 of the largest cities in China (“the Chinacomm Network”.  Meanwhile, Chinacomm decided to deploy the Chinacomm Network independent of what the Company had designed for each of the first 12 cities in the Chinacomm Network and without the Company’s approval.  Chinacomm unilaterally elected to deploy fully the Chinacomm Network in Beijing and Shanghai and to place less emphasis on deployment of the balance of the first 12 cities designed by the Company that were to become part of the Chinacomm Network.

The Company has not billed Chinacomm any amounts for the professional services it has provided to date, directly or through vendors, including Trussnet Delaware and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”).  The Company has accounted for the costs of these professional services as research and development.  The Company did not expect to bill or collect these amounts until the Company capitalized Yunji China and Trussnet Gulfstream (Dalian) Co., Ltd (“Trussnet Dalian”), a PRC corporation to be formed, to a level required for them to pay the Company’s invoices for the Company’s professional services rendered to Chinacomm in connection with the Chinacomm Network.  Yunji China was supposed to operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm Cayman in connection with the Chinacomm Network.  Trussnet Dalian was supposed to lease to Yunji China equipment required in the deployment of the Chinacomm Network and provide technical and management services to Yunji China for the procurement, installation and optimization of the equipment utilized in the Chinacomm Network.

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“the TCP Assignment and Cancellation Agreement”).  The material terms of the TCP Assignment and Cancellation Agreement are as follows:

1.   TCP assigned to the Company, without warranty, all of its right, title and interest in the TCP Subscription Agreement and Addendum.  The Company assumed all performance obligations of TCP, if any, under the TCP Subscription Agreement and Addendum.  To the extent consent to this assignment is required from any other party to the TCP Subscription Agreement and Addendum, TCP shall continue to act as agent for the Company, as the Company directs.  In either event, the Company is responsible to insure that the obligations of TCP, as set forth in the TCP Subscription Agreement and Addendum, are met timely;

2.   except as set forth in the TCP Assignment and Cancellation Agreement, all existing rights and future obligations of both parties under the Asset Purchase Agreement, the TCP Note and the Pledge Agreement are cancelled and terminated.  Specifically, TCP waived entitlement to all past interest accrued, but unpaid, under the TCP Note and all future interest.  TCP returned the original TCP Note to the Company, marked “CANCELLED;” and

3.   the Company and TCP each released the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in the TCP Assignment and Cancellation Agreement, the TCP Note or the Pledge Agreement.

As of March 31, 2012, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  In addition, as of March 31, 2012, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.

Carrying value of the investment:

	March 31, 2012	December 31, 2011
Carrying value of the investment	$0	$0

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements (collectively, “the Sino Crossings Agreements”).  The first agreement is between three parties: (i) Shanghai Ying Yu Network Technology Ltd., a Peoples Republic of China (“PRC” or “China”) limited liability company (“YYNT”); (ii) Azur Capital SDN BHD, a Brunei company (“Azur”); and (iii) the Company.  The second agreement is between Azur and the Company.  Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed but unimproved by infrastructure equipment fiber optic cable located in the PRC (“the Sino Crossings Network”) with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the Sino Crossings Network.  The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers.  On December 2, 2011 the Company and Azur amended their agreement to require Azur to undertake additional duties.  On that same date, the Company issued 15,000,000 Shares to Azur.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement (“GBNC Agreement”).  Each party is contractually obligated to contribute certain resources in order to deploy and operate a WBA network in China.  GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“the GBNC Network”).  GBNC currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with majority control of each entity’s board of directors.  The Company expects that this corporate structure will allow it to consolidate the financial activity of this joint venture.  The Company is required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 base transceiver stations plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide. On December 22, 2010, the Company issued 5 million Shares valued at $1,010,000.  The value established is based on the closing share price of the Company’s Shares as of the date the Golden Bridge Agreement was signed.

As of March 31, 2012, the Company determined that no impairment of the GBNC or Sino Crossing entities is required.

NOTE 5    INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three-month periods ended March 31, 2012 and 2011, the Company recorded amortization of $5,085 and $4,853 respectively, as a charge to current period operations.

NOTE 6    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2012	December 31, 2011
Accounts payable and accrued compensation	$4,821,585	$9,531,751
Accrued interest on indebtedness	349,736	514,977
	$5,171,321	$10,046,728

NOTE 7    CONVERTIBLE NOTES

Convertible notes as of March 31, 2012 and December 31, 2011 are comprised of the following:

	March 31, 2012	December 31, 2011
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $0.95 per Share. The Company is currently in default.	$80,000	$200,834

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	298,923	419,757
Less current maturities	(298,923)	(419,757)
Long term portion	$-	$-

The Company entered into the Convertible Notes dated February 12, 2008 with accredited investors during the year ended December 31, 2008 for the issuance of an aggregate of $35,501,482 of Convertible Notes.  The Convertible Notes accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2008.  The holder of a Convertible Note had the option to convert any unpaid note principal and accrued interest to Shares at a rate of $0.95 per Share.  The convertibility feature of the Convertible Note expired at maturity.  The effective interest rate at the date of inception was 421%.

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

Since the Company’s date of inception through March 31, 2012, the Company amortized $39,629,290 as interest expense.  For the three month periods ended March 31, 2012, and 2011 the amortization was $0 and $0, respectively.

The Company also entered into the Amended Convertible Notes, dated November 17, 2008, with numerous Convertible Note holders for the modification of certain terms and conditions contained in the previously issued Convertible Notes.  The Company issued an aggregate of $20,979,572 in Amended Convertible Notes in exchange for $17,389,776 of previously issued Convertible Notes, for a 20% inducement premium and accrued interest.  The Amended Convertible Notes accrue interest at 10% per annum, payable at maturity, and were due on December 31, 2009.  The Amended Convertible Note holders had an option to convert any unpaid note principal and accrued interest to Shares at the lesser of: (i) $0.95 per Share; or (b) 80% of the volume weighted average of the closing bid price for the Shares on the OTCBB for the ten day period prior to the convertible note holder’s election to convert.  The convertibility feature of the Amended Convertible Notes expired at maturity. The effective interest rate at the date of inception was 304.22%.

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

NOTE 8    NOTES PAYABLE

Notes payable at March 31, 2012 and December 31, 2011 were comprised of the following:

	March 31, 2012	December 31, 2011
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$35,488	$35,488

Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	-	41,420
Note payable, due 2/15/13, secured by equipment; interest at LIBOR (at rate of 0.7799% at December 31, 2011) plus 2.5% per annum with three semi-annual principal payments of beginning 2/5/12	3,624,889	3,624,888
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum.	684,210	-
Line of Credit Loan Agreement and Promissory Note (“First Note”), unsecured, interest at 10% per annum. The credit limit under the First Note was $5,000,000 and the due date was 12/31/11. Line of Credit Loan Agreement and Promissory Note (“Second Note”), unsecured, interest at 10% per annum, due June 30, 2012.	7,457,733	6,289,474
Total	11,802,320	9,991,270
Less current maturities	(9,748,216)	(7,598,569)
Long term portion	$2,054,104	$2,392,701

Line of Credit Loan Agreement and Promissory Note

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“First Note”). In the First Note, the Company may borrow up to $5.0 million pursuant to funding requests from the Company.  For each funding request, Isaac retains 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback is added to the principal balance and accrues interest along with the amount disbursed and outstanding from time to time.  Amounts borrowed pursuant to the First Note bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance of the First Note is due.  The principal balance borrowed became due and payable on December 31, 2011.  As of December 31, 2011, the principal and interest owing on the First Note was $6,289,474.

Isaac Agreement with the Company Related to the First Note and Second Note with Isaac, the Second A&R Isaac SPA and Option to Acquire Interest in VN Tech

On February 23, 2012, the Company entered into the following two agreements with Isaac: (i) Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, Cancel Stock Purchase Agreement, and Grant Option in VN Tech Agreement (“the Extension Agreement”); and (ii) a Second Line of Credit Loan Agreement and Promissory Note (“Second Note”).

In entering into the Extension Agreement, the parties agreed to extend the due date of the First Note to June 30, 2012 and to increase the credit limit under the First Note to reflect the total amount borrowed, namely $6,385,000 disbursed, plus the Holdback fees totaling $336,053, for a total principal balance of $6,721,053.  Interest in the amount of $332,794 had accrued on the principal balance, for a total amount due as of February 23, 2012 of $7,053,847 (“Pre-Extension Total Amount Due”).  In the Extension Agreement, the principal balance of the First Note is increased to $7,425,102 (“Increased Principal Balance”), representing the Pre-Extension Total Amount Due plus an additional 5% Holdback fee of $371,255.  Interest accrues on the Increased Principal Balance at the rate of 10% per annum.

The Extension Agreement grants Isaac an option to, at any time, convert all or any portion of the balance of principal and interest due under the First Note to shares in favor of Isaac or any of its assigns.  The details of the conversion feature are to be agreed when the Company has additional authorized Shares available for issuance.  This convertibility feature has been eliminated pursuant to an Amended and Restated Loan Agreement between the parties dated April 25, 2012 (see Note 19, Subsequent Events).

The Extension Agreement also grants Isaac an option to acquire the Company’s 51% joint venture interest in its agreement with VN Tech.  The Extension Agreement provides that the price of Isaac’s option is to be determined based on Isaac’s due diligence and a mutually agreed valuation of the VN Tech joint venture.  If Isaac exercises its option to acquire the Company’s 51% interest in the VN Tech, the agreed value of that interest will be treated as an offset to the amount otherwise due under the First Note. Isaac’s option to acquire the Company’s interest in VN Tech has been eliminated pursuant the Amended and Restated Loan Agreement between the parties dated April 25, 2012 (see Note 19, Subsequent Events).

In the Second Note, the Company promises to pay to the order of Isaac up to the principal sum of $7,368,421, or so much thereof as may be disbursed to, or for, the benefit of the Company by Isaac, in Isaac’s discretion and subject to Isaac’s approval of budgets identifying the Company’s proposed use of each funding request.  For each funding request, Isaac will retain a 5% Holdback as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback will be added to the principal balance and accrues interest along with the amount disbursed and outstanding from time to time.  The total potential amount to be disbursed, net of the Holdback fees, is $7,000,000.  Amounts borrowed pursuant to the Second Note bear simple interest at the rate of 10% per annum.  Interest will be calculated based on the principal balance, as may be adjusted from time to time to reflect additional advances and/or partial repayments made on the Second Note.  Interest will accrue, but shall not be due, until the principal balance is due on December 31, 2012.

NOTE 9    NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes in default.  The judgments are accruing interest at rates between 3.6% and 10% per annum.  Accordingly, the carrying value of the Convertible Notes, accrued interest and legal fees on the judgments are recorded at $882,858 and $768,875 as of March 31, 2012 and December 31, 2011, respectively.  The principal balance of the three judgments totaled $829,893 and $715,911 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 10   DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $821,946) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At March 31, 2012, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 153% and risk free interest rate of 0.5% and recorded non-operating loss of $55,950 representing the change in fair value from December 31, 2011.  The derivatives were classified as short-term liabilities.  The derivative liability at March 31, 2012 and December 31, 2011 was $276,864 and $220,914, respectively.

NOTE 11   NON CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in VelaTel Peru organized under the laws of the Country of Peru. On March 1, 2012, the Company acquired an additional equity interest in Vela Tel Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to March 31, 2012:

Balance as of April 15, 2009 (date of acquisition)	$-
Period loss applicable to non-controlling interest from the date of acquisition through December 31, 2011	(139,816)
Balance as of December 31, 2011	(139,816)
Period loss applicable to non-controlling interest for the period ended March 31, 2012	(17,886)
Balance as of March 31, 2012	$(157,702)

NOTE 12    MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of March 31, 2012, Company has issued and outstanding 133,818,177 shares of its Series B Common Stock, with $0.001 par value.  The general attributes are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  The balance at March 31, 2012 was $74,636 which is the deemed fair value of Series B Common Stock.

NOTE 13    STOCKHOLDERS' DEFICIENCY

As of March 31, 2012, the Company was authorized to issue 2 billion shares of its Series A Common Stock, of which there were 800,741,199 shares issued and outstanding.

The Company issued Shares for the three months ended March 31, 2012 as follows:

In January 2012, the Company issued 14,831,220 Shares in settlement of accounts payable in the amount of $1,000,341.

In January 2012, the Company issued 816,340 Shares in exchange for convertible debentures and related interest in the amount of $ 77,063.

In February 2012, the Company issued 83,597,639 Shares in settlement of accounts payable in the amount of $3,642,235. These amounts include the issuance of 43,166,078 Shares totaling $1,575,562 for compensation to independent contractors.

In March 2012, the Company issued 28,564,626 Shares totaling $848,369 in settlement of accounts payable attributable to compensation to independent contractors.

In March 2012, the Company issued 816,340 Shares in exchange for convertible debentures and related interest in the amount of $ 77,063.

In March 2012, the Company issued 6,348,860 Shares totaling $196,815  in settlement of notes payable to a related party.

2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan" ("the 2011 SOP").  The Company did so pursuant to a resolution of the Company’s Board of Directors and pursuant to a majority written consent of the shareholders of the Company’s Common Stock.  It was implemented pursuant to a Definitive Information Statement filed with the SEC and mailed to the shareholders of the Company’s Series A Common Stock and the Company’s Series B Common Stock (collectively, “Common Stock”).  The material terms of the 2011 SOP are as follows:

1.    The 2011 SOP is to be administered by the Company's Board of Directors or a committee of the Board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the Company's Shares are listed (any administrator, “the Committee");

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

4.    The maximum number of Shares available for issuance under the 2011 SOP is 75,000,000, no more than 30,000,000 of which may be awarded other than as options or stock appreciation rights, and no more than 50,000,000 of which may be awarded to any one participant in any one taxable year of the Company.  Shares issued pursuant to an award reduce the maximum Shares remaining available for issuance under the 2011 SOP; however, Shares that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance.  In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the 2011 SOP to avoid dilution or enlargement of the rights of participants under any prior award;

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

6.    Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan will terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation; and

7.    The 2011 SOP is non-exclusive and does not limit the power or authority of the Company’s Board of Directors (“the Board”) to adopt, modify or terminate the 2011 SOP or such additional compensation arrangements as the Board may deem necessary or desirable.  The 2011 SOP supersedes and replaces entirely the Company's 2008 SOP.  The 2011 SOP terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 37,500,000 options to purchase Shares at an exercise price of $0.13 per Share.  The options were issued to eligible recipients under the 2011 SOP.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	37,500,000	$0.13	9.55
Granted
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2012	37,500,000	$0.13	9.30	$-

Exercisable, March 31, 2012	37,500,000	$0.13	9.30	$-

NOTE 14    WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s Shares.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21	26,545,317	3.25	$0.21	26,545,317	$0.21
$0.21	34,488,657	3.75	$0.21	34,488,657	$0.21
$0.21	3,773,228	4.00	$0.21	3,773,228	$0.21
$0.21	10,227,891	4.25	$0.21	10,227,891	$0.21
$0.2	30,116,774	2.50	$0.2	30,116,774	$0.20
$0.18	8,644,445	2.75	$0.18	8,644,445	$0.18
	113,796,312	3.28	$0.21	113,796,312	$0.21

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	113,796,312	$-
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012	113,796,312	$-

NOTE 15    RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	March 31, 2012	December 31, 2011
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$25,000
Note payable dated February 24, 2012, 10% per annum interest, February 24, 2013	66,378	-
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Line of Credit Promissory Note, due 3/13/13, unsecured, interest at 10% per annum	453,727	-
Total	$920,578	$425,000

Accrued interest, as of March 31, 2012 and December 31, 2011, due to related parties was $95,013 and $83,778, respectively.

Line of Credit Promissory Note with Weal Group, Inc.

On March 5, 2012, the Company entered into a Line of Credit Promissory Note with Weal Group, Inc. (“Weal”) in the principal amount of $1,052,632 (“Weal Note”).  The disbursement amount of the Weal Note is $1,000,000,000.  Weal retains a 5% Holdback, as a set-up fee and compensation for Weal’s due diligence.  The difference between the disbursement amount and the principal amount represents the Holdback fee.  The maturity date of the Weal Note is March 5, 2013.  The Company has the right to prepay the Weal Note in whole or in part prior to its maturity date without penalty.  The Weal Note bears simple interest on its principal amount at 10% per annum.  The Weal Note provides a conversion feature granting an option to convert all or a portion of the balance of principal and interest due under the Weal Note to Shares.  The details of the conversion feature will be agreed to between the parties to the Weal Note when the Company has additional authorized Shares available for issuance and when Isaac and the Company have agreed to a conversion feature as to the Second Note.  Weal will have the same option to convert that Isaac will have when it is agreed to between the Company and Isaac with respect to the Second Note.  Upon that agreement, the parties to the Weal Note will enter into an amendment to reflect the agreed upon conversion feature.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	March 31, 2012	December 31, 2011
Advances to VelaTel	$19,765	$244,517
Advances to Gulfstream Seychelles	50,906	40,740
Advances to VelaTel Peru	91,372	470,618
	$162,043	$755,875

In addition, the Company owes officers and related parties $100,672 and $388,911 as of March 31, 2012 and December 31, 2011, respectively, that are included in the Company’s accounts payable.

Agreements with Related Parties

The Company is or has been a party to agreements with the following related parties:

Trussnet Delaware

Except as indicated below, since December 31, 2010 there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $48,717 (1% of the average of our total assets as of December 31, 2010 and December 31, 2011) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially own more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Since its acquisition of Trussnet Nevada, Trussnet Delaware has performed approximately $47 million in professional services, representing a significant amount of its operations, including the engineering, architectural and deployment services the Company provided relating to the Chinacomm Network.  The Company’s Chief Executive Officer, George Alvarez, its Chief Operating Officer, Mario Alvarez, and its Chief Administrative Officer, Isidoro Gutierrez, all were officers and shareholders of Trussnet Delaware.  They resigned their offices at Trussnet Delaware and transferred their equity interest in Trussnet Delaware to third parties prior to joining the Company.  Trussnet Delaware has paid consulting fees to Mario Alvarez, the Company’s Chief Operating Officer, and Kenneth L. Waggoner, the Company’s Executive Vice President Legal, General Counsel and Secretary, subsequent to its acquisition of Trussnet Nevada.

Pursuant to the Professional Services Agreement between Trussnet Nevada and Trussnet Delaware dated April 10, 2008 (“Trussnet Delaware Professional Services Agreement”), the Company agreed to pay Trussnet Delaware for its services at its standard hourly rates or based upon fixed fees for specific services.  As of December 31, 2010, the Company owed Trussnet Delaware in excess of $47 million.  Trussnet Delaware had advanced funds for the Company’s operations in anticipation of the Company receiving additional funding.  On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services (“First Amendment to Trussnet Delaware Professional Services Agreement”).  Among other things, the First Amendment to Trussnet Delaware Professional Services Agreement required Trussnet Nevada to commence paying for the professional services Trussnet Delaware had provided to Trussnet Nevada in connection with the Chinacomm Network at the rate of $10,000,000 per month, until the outstanding Trussnet Nevada obligation was paid in full.  The amounts due were to be paid through the issuance of Shares in accordance with the provisions of the First Amendment to Trussnet Delaware Professional Services Agreement.

During the term of the Trussnet Delaware Professional Services Agreement, as amended, the Company issued 90,890,640 Shares to Trussnet Delaware as payment for $47,017,934 of professional services Trussnet Delaware rendered to the Company.  Trussnet Delaware has been paid in full pursuant to the Trussnet Delaware Professional Services Agreement, as amended.

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

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually, through Negotiart, Inc. and Negotiart of America, Inc., has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  In addition, Antonios Isaac is the beneficial owner of Shares issued to Isaac Organization, Inc. pursuant to the stock purchase agreements discussed above.  (See Notes 8 and 13 for further disclosure related to transactions with Antonios Isaac and Isaac.)

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

On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and fees owed to TCP under the Fourth Amendment issued by the Company to TCP.  (See Note 4 for further information related to transactions with TCP.)

NOTE 16    COMMITMENTS AND CONTINGENCIES

Threatened and Actual Legal Proceedings

The Company is subject to the following legal proceedings which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

The Fischer Litigation

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California.  The complaint alleged a claim for breach of contract relating to the Company’s default under a Convertible Note entered into by the Company with Fischer.  The complaint requested damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000 (“the Fischer Judgment”).  On or about June 30, 2010, the Company received by facsimile transmission a Statement of Claim against the Company.  The Statement of Claim attempted to register the Fischer Judgment in the Ontario, Canada Superior Court of Justice.  The Statement of Claim was never personally served on the Company, so the Company did not elect to respond given it already had the Fischer Judgment pending in the United States.  On or about September 22, 2010, Fisher purportedly served a Notice of Garnishment on Isaac.  In October 2010, Isaac was purportedly served with a Motion Record of the Plaintiff/Creditor (“the Fischer Motion”) attempting to enforce a garnishment of any funds Isaac pays to the Company pursuant to the A&R Isaac SPA.  Isaac responded to the Fischer Motion and filed a Cross-Motion against Fischer.  Effective December 31, 2010, the Company settled this case for $960,000 pursuant to a Settlement Agreement and Mutual General Release (“the Fischer Settlement Agreement”).  Fischer is receiving payments of $80,000.00 per month for 12 months pursuant to the Fischer Settlement Agreement.  Through the date of this Report, the Company has paid $560,000 pursuant to the Fischer Settlement Agreement.  The Company intends to complete its settlement payments to Fischer when sufficient funds to do so become available.

The Gomez Litigation

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleged a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and sought damages in amount of $525,000 plus interest and costs.  The Company responded to the complaint.  The Company entered into a Stipulation for Entry of Judgment to resolve this litigation.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“the Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez received $113,982.12 per month and was supposed to receive the same amount of the 15th of the following five months pursuant to the Gomez Settlement Agreement.  Thus far, the Company has made four of the six settlement payments to which Gomez is entitled.  The Company intends to complete its settlement payments to Gomez when sufficient funds to do so become available.  On March 7, 2012, Gomez filed papers with the Court to obtain a Writ of Judgment in an attempt to collect on the unpaid balance of the Gomez Settlement Agreement and associated costs therewith.  In addition, Gomez scheduled a judgment debtor’s examination of the Company’s Chief Executive Officer, George Alvarez, but that examination has been deferred.

The Perezcalva Litigation

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and sought damages in amount of $500,000 plus interest and costs.  The Company responded to the complaint.  The Company entered into a Stipulation for Entry of Judgment to resolve this litigation.  The Stipulation for Entry of Judgment provided for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the litigation (“the Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement required the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB for the ten-day period proceeding the first day of the month in which a monthly settlement payment is being made.  All settlement payments have been made pursuant to the Perezcalva Settlement Agreement.  Counsel for Mr. Perezcalva is in the process of filing a Request for Dismissal with prejudice of the entire case.

The Olaechea Litigation

On December 13, 2010, a complaint was filed against the Company by Estudio Olaechea SOC. Civil DE R.L., a Peruvian business entity, in the Superior Court for the State of California, County of San Diego, Case No. 37-2010-00105897.  The complaint alleges a breach of contract arising from the Company’s default under a Promissory Note dated August 24, 2010 in the principal amount of $149,469.26.  The complaint sought that amount, plus interest and costs.  The Company stipulated to a judgment, which was entered on July 13, 2011, in the amount of $161,508.56.  The judgment, however, left unresolved how much attorneys’ fees were to be awarded to Olaechea.  Subsequently, the parties agreed to an amended judgment, which became effective on August 30, 2011.  The amended judgment resolved the remaining issue of the amount of attorneys’ fees by agreeing to the amount of $25,000 for attorneys’ fees, which yielded a total judgment amount of $188,411.31.  In addition, the amended judgment changed the name of the judgment debtor from China Tel Group, Inc. to VelaTel Global Communications, Inc. to reflect the Company name change.  As of the date of this Report, the Company has paid $47,500 of the amended judgment and owes the remaining balance.  Estudio Olaechea is undertaking efforts to collect on the unpaid balance of the amended judgment.

Joinmax Professional Services Agreement

On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“the Joinmax Professional Services Agreement”).  The professional services to be provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary.  The Company is obligated to pay Joinmax for the professional services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific professional services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for professional services rendered to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30 day period prior to each payment due date of an invoice.

ZTE Contracts with VelaTel Peru

On August 5, 2010, the Company’s 95% subsidiary, VelaTel Peru, entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network.  This will provide geographic coverage of WBA in the seven cities where VelaTel Peru currently holds licenses.  The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date in three equal semi-annual installments, including interest at the six-month LIBOR (London Inter-Bank Offered Rate) rate plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue VelaTel Peru a $3 million payment voucher towards network expansion which VelaTel Peru can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including VelaTel Peru’s right to terminate at any time except as to purchase orders already issued, if VelaTel Peru determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses VelaTel Peru is able to secure.  On December 22, 2010, the Company paid $686,763as the down payment and other amounts required for ZTE to begin manufacture of the first purchase orders for equipment and services.

ZTE Global MOU

On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE Corporation (“ZTE”), a PRC company, for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”).  Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed WBA networks the Company deploys in Peru, China, Croatia, Montenegro and Serbia and in any other market the Company enters in the future.  The Company and ZTE will also work together to analyze consumer demand for new products and solutions and to develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s WBA networks.  ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing.  ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate the Company’s applications for debt financing by banks with which ZTE has relationships.  The Company and ZTE share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

Executive Employment Agreement with Colin Tay

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 66,909,088 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 and is scheduled to end on December 31, 2013; provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Colin Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Board.  Although the term is retroactive, the issuance of the Series B Common Stock was not.  That portion of the Executive Employment Agreement became effective when the shares of the Company’s Series B Common Stock were issued on April 12, 2011.

Business Agreement with ChangeWave, Inc.

On May 6, 2011, the Company and ChangeWave, Inc. (“ChangeWave”) entered into a Professional Services Agreement (“the ChangeWave Professional Services Agreement”).  The term of the ChangeWave Professional Services Agreement is for one year, subject to a unilateral right to terminate by either party upon the other party’s receipt of a termination notice 30 days prior to the effective date of the termination.  The services to be provided to the Company are based upon the Company’s prior approval and include, but are not limited to: (i) investor relations; (ii) institutional targeting and roadshows; (iii) social media; (iv) e-direct marketing; (v) Facebook/Twitter shareholder management; (vi) web site/e-letter sponsorship; (viii) Company articles; and (iv) press releases.  ChangeWave is compensated at the monthly rate of $8,335 plus 83,335 Shares per month.  The first two payments were made in advance by May 13, 2011.  Thereafter, the monthly payments are to be made on the same date of the second month during the term of the ChangeWave Professional Services Agreement.  The Company is also obligated to pay the expenses ChangeWave reasonably incurs in connection with the services it provides to the Company.  ChangeWave is providing services to the Company as an independent contractor and is responsible for the payment of any taxes or any other payments or obligations that may be claimed as owed by any unit of government, as a result of the payments made to ChangeWave by the Company.  On January 12, 2012, the Company terminated the ChangeWave Professional Services Agreement.

Exclusive Services Agreement with NGSN

On October 21, 2011, the Company entered into a Business Agreement (“the NGSN Business Agreement”) with NGSN in China.  Under the NGSN Business Agreement, the Company is required to form a PRC operating company to be jointly owned with NGSN, but subject to the Company’s control.  The operating company will enter into an exclusive services contract with NGSN to deliver the information services and deploy and operate a 4G WBA network that will utilize TD-LTE technology.  The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment.  The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, the Company and NGSN entered into the Exclusive Technical Services Agreement contemplated by the NGSN Business Agreement (“the Exclusive Services Agreement with NGSN”).  As of the date of this Report, the Company had completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of the wholly foreign owned enterprise (“WFOE”) that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement, the Company may begin providing services to NGSN through its existing WFOE, Beijing Yunji.

Business Agreement with Aerostrong

On November 11, 2011, the Company entered into a Business Agreement (“the Aerostrong Business Agreement”) with Aerostrong to provide telecommunications services to Aerostrong and its affiliates and customers.   Under the Aerostrong Business Agreement, the Company, through Beijing Yunji, will enter into an Exclusive Service Agreement with Aerostrong to deliver WBA and related telecommunication services utilizing Aerostrong’s licenses combined with infrastructure equipment the Company will finance.  Aerostrong will pay Beijing Yunji service fees to be established in the Aerostrong Exclusive Services Agreement.  Among other services, Beijing Yunji will deploy and operate the China Aerospace network for China Aerospace and its subsidiaries and affiliated enterprises.  On April 19, 2012, Beijing Yunji and Aerostrong entered into a Strategic Business Agreement, which is the Exclusive Services Agreement contemplated under the Aerostrong Business Agreement (see Note 19, Subsequent Events).

VeratNet Network

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement (“Standby BCA”) with 7L Capital Partners Emerging Europe LP (“7L”) and others to acquire a controlling interest in Kerseyco and its operating subsidiary, VeratNet.  VeratNet is one of the leading telecommunications operators and internet service providers in Serbia, offering a full range of telecommunication services, including ADSL broadband service nationwide and WBA services in three cities where it holds radio frequency licenses, including Belgrade which is Serbia’s capital and largest city.  VeratNet also offers specialty services to business customers, such as international private leased circuit services, dedicated wireless internet lines and dedicated web server hosting.  VeratNet currently owns a data center, a network core and 11 BTS.  VeratNet has more than 50 employees who serve more than 18,000 subscribers.

The Company will acquire at least a 51% equity interest in Kerseyco (“the Company’s 51% Investment”) in exchange for payment of all of the capital expenditures, operating expenditures, debt service, and other negative cash flow through the date the overall operations of Kerseyco and VeratNet become cash flow positive, including the full cost and/or financing to design, purchase, install and deploy 11 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support, office space required at such subscriber service levels.  The Company’s minimum cash commitment (“the Company’s 51% Cash Commitment”) is €2,400,000, payable as: (i) the full value of the down payment for any of the equipment included in the Company’s 51% Investment that the Company has paid to ZTE prior to closing of the BCA; (ii) €350,000 at closing of the BCA; and (iii) installments of at least €250,000, each payable every 90 days following closing of the BCA, until the Company’s 51% Cash Commitment is paid in full.

At such time as is advantageous, either before or after the signing or closing of the Standby BCA, the Company may decide to increase its equity interest in Kerseyco to 65% (“the Company’s 65% Investment”) in exchange for an increased level of capital expenditures, operating expenses, debt service and other negative cash flow associated with expanding VeratNet’s WBA network to a total of 26 base transceiver stations and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support, office space required at such subscriber service levels.  The Company’s minimum cash commitment (“the Company’s 65% Cash Commitment”) is €3,000,000, which amount is inclusive of the Company’s 51% Cash Commitment, payable as: (i) the full value of the down payment for any of the equipment included in the Company’s 65% Investment and not previously paid to ZTE pursuant to the Company’s 51% Investment; (ii) the same €350,000 at closing of the Standby BCA, if the Company decides to make the Company’s 65% Investment instead of the Company’s 51% Investment; and (iii) additional installments of at least €250,000, each payable the earlier of every 90 days following closing of the Standby BCA or following the last payment made pursuant to the Company’s 51% Investment, until the Company’s 65% Investment is paid in full.

At such time as is advantageous after the closing of the Standby BCA, either as a result of subscriber growth within VeratNet’s existing license territory, and/or if VeratNet is awarded licenses covering additional geographic regions in Serbia, the Company may increase its equity interest in Kerseyco to 75% (“the Company’s 75% Investment”) in exchange for an increased level of capital expenditures, operating expenditures, debt service and other negative cash flow associated with expanding VeratNet’s WBA network to a total of 50 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support, office space required at such subscriber service levels.  The Company’s minimum cash commitment (“the Company’s 75% Cash Commitment”) is €4,200,000, payable as: (i) €400,000 upon the Company’s decision to increase to Investor’s 75% Investment; (ii) the amount required as down payment on any of the equipment included in the Company’s 75% Investment and not previously paid to either ZTE or the Company pursuant to the Company’s 51% and 65% Cash Commitments combined; and (iii) additional installments of at least €250,000, each payable the earlier of every 90 days following losing of the Standby BCA or following the last payment made pursuant to the Company’s 51% and/or 65% Cash Commitment, until the Company’s 75% Cash Commitment is paid in full.

The Company will be issued shares of Kerseyco’s common stock commensurate with making the Company’s 51%, 65% and 75% Investment.  Whenever the Company’s equity interest in Kerseyco is increased, such increase may be achieved by any combination of transfer of shares of common stock from other shareholders or issuance of new additional shares, in the discretion of Kerseyco’s board of directors.

Independent Contractor Agreements

Effective January 16, 2012, all employees of the Company, with the exception of Colin Tay, commenced providing consulting services to the Company pursuant to their respective Independent Contractor Agreements.  From January 1, 2012 until January 16, 2012, they were providing services to the Company as employees.

Contractual Obligations for VelaTel Peru Deployment

As of March 31, 2012, the Company had the contractual obligations to pay for deployment of the VelaTel Peru Network for approximately $261,662.

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

Items recorded or measured at fair value on a recurring basis in the accompanying Condensed Consolidated Financial Statements consisted of the following items as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$-	$-	$276,864	$276,864

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of December 31, 2011	$220,914
Change in value of derivative liability during 2012	55,950
Ending balance as of March 31, 2012	$276,864

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

Basic net loss per Share is computed by dividing net loss by the weighted average number of shares of the Company’s Series A Common Stock outstanding during each period.  It excludes the dilutive effects of potentially issuable Shares, such as those related to Convertible Notes.  Diluted net loss per Share is calculated by including potentially dilutive Share issuances in the denominator.  However, diluted net loss per Share for the period from March 31, 2011 through March 31, 2012 does not reflect the effects of Shares potentially issuable upon conversion of Convertible Notes and outstanding warrants.  These potentially issuable Shares would have an anti-dilutive effect on the Company’s net loss per Share

NOTE 19    SUBSEQUENT EVENTS

Acquisition of 75% Equity Interest in Herlong and its Subsidiaries Novi-Net and Montenegro Connect

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L and others to acquire a 75% equity interest in Herlong Investments Limited (“Herlong”), a Cyprus limited liability company and its operating subsidiaries, Novi-Net, d.o.o. (“Novi-Net”), a Croatia corporation, in Croatia and Montenegro Connect, d.o.o. (“Montenegro Connect”), a Montenegro corporation in Montenegro.  The Republic of Croatia granted Novi-Net a nationwide license to provide WBA and related services.  The license grants the use of 42 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 BTS to provide WBA and related services to approximately 1,500 subscribers.  Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity stake in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (approximately  $640,000 based on an exchange rate of €1.00 = $1.28, the approximate rate in effect on May 21, 2012) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately  $675,950 based on the same exchange rate) deposit on an initial equipment order placed with ZTE.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total shares issued and outstanding.

Acquisition of 75% Equity Interest in Zapna

On April 3, 2012, the Company, through its subsidiary Gulfstream Seychelles, entered into and closed a Stock Purchase Agreement with Zapna (“Zapna SPA”).  The material terms of the Zapna SPA are as follows:

1.           Zapna’s capital stock consists of 100 authorized shares (“Zapna Stock”), of which all 100 shares have been issued to Omair Khan (“Khan”), who has transferred 75 shares (“the Purchased Shares”) to Gulfstream Seychelles;

2.           The purchase price for the Purchased Shares is 6,666,667 shares of the Company’s Series A Common Stock, which the Company has issued in the name of Alhamd Holding Company, a new Danish corporation, Khan has formed;

3.           The closing took place upon the signature of all the parties, with the exchange of shares described above following as expeditiously as possible;

4.           Alhamd Holding Company is required to pledge all 25 shares of Zapna Stock (“Pledged Zapna Shares”) and all 6,666,667 of the Purchase Price Shares in favor of the Company as collateral for any liability of Kahn or Zapna for any claim for indemnification pertaining to breach of any representation or warranty by Kahn or the Zapna under the Zapna SPA. Such pledge of the shares is pursuant to the pledge agreement attached as Schedule 1 to the Zapna SPA (“Pledge Agreement”). Subject to the Pledge Agreement, the pledge agent shall release to Kahn or as Kahn directs: (i) the Purchase Price Shares 180 days following the closing date; and (ii) the Pledged Zapna Shares on the third anniversary of the closing date;

5.           Zapna’s board of directors is comprised of five directors, of which the Company has the right to appoint three and Kahn the right to appoint two.  Kahn’s directors have veto rights over certain fundamental decisions, including purchase of subsidiaries, public listing of Zapna’s assets, declaring bankruptcy or similar proceedings, or termination of employment of any of the three members of Zapna’s senior management, Khan, Hamad Raza, and Connie Duedahl;

6.           Khan, Hamad Raza, and Connie Duedahl are eligible to participate in the Company’s employee stock option plan on the same basis as other senior management representatives of the Company of equal rank and upon similar criteria for award of options, provided that Zapna’s financial performance is expressly a criteria for an award of stock options of the Company.  Hamad Raza will continue to act as Zapna’s Chief Executive Officer at a salary reflected in a 2012 budget the Company has approved.  The Company has agreed to cover Zapna’s budgeted negative EBITDA, as reflected in the approved 2012 Zapna budget;

7.           The Company will assist Zapna in obtaining a favorable distributorship and other contractual relationships with Taisys Holding Co., Ltd. and its subsidiaries.  The Company will also provide Zapna access to and favorable relationships with each of the Company’s current and future operating subsidiaries.  The Company and Zapna will develop a strategic plan to exploit synergies between their respective operations as soon as the agreement has been signed and within 3 months thereof; and

8.           Kahn is granted certain “tag along” rights and rights of first refusal in the event the Company seeks to sell a controlling interest in Zapna

Strategic Business Agreement with Aerostrong

On April 19, 2012, the Company’s subsidiary Beijing Yunji and Aerostrong entered into a Strategic Business Agreement (“Aerostrong Strategic Agreement”), which is the Exclusive Services Agreement contemplated under the Aerostrong Business Agreement described above (see Note 16, Contingencies and Commitments). The material terms of the Aerostrong Strategic Agreement are as follows:

1.   The Parties will cooperate on application of jointly approved wireless broadband projects (each a “Cooperation Project”) for which the rights and obligations of each Party will be set forth in a separate Project Agreement.  The initial Cooperation Projects the Parties agree to develop are (1) Digital Lijiang management platform project in Guangxi Autonomous Region, (2) Shen Hua wireless broadband special network project for railway, and (3) overload wireless broadband surveillance projects in Shanxi Province. For each specific Cooperation Project, the Parties shall jointly formulate the budget and implementation plan, and sign a Project Agreement in accordance with the principles set forth in this Agreement.

2.   For each Cooperation Project, Aerostrong shall be responsible for the development and follow-up of governmental markets and industrial markets.  Beijing Yunji shall be responsible to provide the following support:

(1)	project technical solution design;
(2)	project site selection and construction;
(3)	project financing;
(4)	equipment (including software) procurement, installation, operation and maintenance;
(5)	bandwidth rent;
(6)	system security and optimization;
(7)	project management and operation management;
(8)	warranty service;
(9)	other services needed for the development and implementation of each Cooperation Project.

Aerostrong shall not delegate or subcontract any part of a Cooperation Project without the prior written consent of Beijing Yunji.  If the implementation of any part of a Cooperation Project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party, and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work.

3.   The term of the Agreement is from April 19, 2012 until all projects are completed and Beijing Yunji receives the last payment from Aerostrong.  During the term, neither Party has the right to terminate the Agreement except in the event of breach by the other Party or the business operation term of the other Party expires or is otherwise discontinued.  Early termination due to breach shall not affect the right of a Party to pursue legal liability of the other Party.

4.   For each Project, Aerostrong shall: (a) prepare relevant materials required by clients, send relevant staff to coordinate with Yunji for implantation of relevant work, and bear relevant T&L costs; (b) where Aerostrong signs a Project Agreement with a project owner, remit payment to Beijing Yunji from payments it receives from the owner according to the agreement between Aerostrong and Yunji for such Project; and (c) designate a contact person to communicate with Beijing Yunji at all times during implementation of a Project.

5.   For each Project, Beijing Yunji shall: (a) cooperate with Aerostrong and provide necessary information; (b) during development of Cooperation Projects, prepare tender documents, equipment cost estimates, site surveys, engineering cost estimates, overall budget control, and bear relevant costs; (c) during its service to Aerostrong, strictly comply with Chinese laws, regulations and relevant policies, particularly those regulations in relation with internet operation security, information security and state security, and accept supervision and to relevant advice from Aerostrong, and (d) designate a contact person to communicate with Beijing Yunji at all times during implementation of a Project.

6.   With the exception of information that has already come into the public domain through no fault or disclosure by the receiving party, all information provided by both Parties shall be deemed business secret and shall only be used for purposes of the Cooperation Projects. Neither party shall disclose any information to a third party unless the other Party has agreed in writing, and shall be liable for any losses caused by its unauthorized disclosure.  The term of confidentiality shall be the 730th day after termination of the Agreement.

Acquisition of 75% Equity Interest in VN Tech

On April 22, 2012, Gulfstream Seychelles and the Company (collectively “the Company”) entered into an Amended and Restated Subscription and Stockholder Agreement (“the VN Tech Amended Agreement”) with VN Tech and Luo Hongye (“Luo”).  The material terms of the VN Tech Amended Agreement are as follows:

Luo owns 100% of VN Tech, which has expertise, relationships and contracts to become a leading international manufacturer, integrator, and applications developer and patent holder for hydrogen and fuel cell power supply systems (“Fuel Cell Systems”).  On April 1, 2011, the Company and VN Tech entered into a Subscription and Shareholder Agreement (“the VN Tech Original Agreement”).  Under the VN Tech Original Agreement, the parties were to form a series of entities including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company, and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WFOE”) under PRC law.  The Company would subscribe to 51% and VN Tech PRC to 49% of the equity interest of the entities comprising the joint venture.  VN Tech would assign to WFOE its tangible and intangible assets associated with Fuel Cell Systems, for which the Company would pay VN Tech 5 million of its shares of Series A Common Stock.

The parties have subsequently formed as the Hong Kong company contemplated under the VN Tech Original Agreement, VN Tech Investment, Ltd. (HK) (“VN Tech HK”).  The parties are in the process of forming the Cayman Island company under the name VN Tech Investment, Ltd. (Cayman) (“VN Tech Cayman”).  Under the VN Tech Amended Agreement, the parties deem it no longer necessary to form a WFOE.  Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman.  Under the VN Tech Amended Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech.  Also under the VN Tech Amended Agreement, the consideration the Company is paying Luo (instead of VN Tech) is increased from five million to ten million shares of the Company’s Series A Common Stock.  The terms of the VN Tech Amended Agreement are otherwise similar, but not identical to, the VN Tech Original Agreement, which the VN Tech Amended Agreement supersedes entirely.  The material terms of the VN Tech Amended Agreement are as follows:

1.   The Company will subscribe to 75% and Luo to 25% of the stock of VN Tech HK.  Upon completion of the formation of VN Tech Cayman, the parties will assign their respective equity interests in VN Tech HK to VN Tech Cayman in exchange for the same percentage of equity interest in VN Tech Cayman, such that VN Tech Cayman will become the holding company for VN Tech HK and VN Tech.  In consideration for their respective interests in the business model, Luo will assign to VN Tech HK all of his stock or other equity membership interest in VN Tech, and the Company will pay Luo ten million shares of its Series A Common Stock, which includes five million shares called for but not yet issued pursuant to the VN Tech Original Agreement.  The Company will control the boards of directors of each of VN Tech Cayman, VN Tech HK, and VN Tech through the right to appoint four of five directors in each company;

2.   The parties contemplate that VN Tech will hold distribution rights of Fuel Cell Systems for telecommunications customers and markets within China, and VN Tech HK will hold all other worldwide distribution rights of Fuel Cell Systems. VN Tech HK will also provide marketing, sales and other service to VN Tech pursuant to a management services agreement, in exchange for compensation and upon other terms to be agreed by the parties;

3.   The Company is entitled to a 10% price discount on Fuel Cell Systems it purchases compared to the lowest price charged to any other telecommunications network carrier.  The Company’s discount shall apply to usage by any telecommunications network carrier in which the Company has at least a 25% direct or indirect ownership interest;

4.   In the event the free cash flow and/or net operating income generated from the operations of VN Tech PRC and/or VN Tech HK exceeds the amount required for: (i) working capital requirements; (ii) payment of tax or provision therefore; (iii) outstanding loan obligations, and (iv) reserves for contingent future liabilities, any surplus profits shall (to the extent allowed by applicable law) be distributed to the shareholders of VN Tech Cayman in full by way of dividends; and

5.   The VN Tech Amended Agreement became effective on April 22, 2012 when it was signed by all parties (“Effective Date”).  The Effective Date also constitutes “Closing” as that term is commonly understood in transactions of this nature.  All transfers of stock and other formalities described in the Amended VN Tech Agreement are considered contractual obligations subsequent and not conditions precedent to the rights and obligations of the parties contemplated in the VN Tech Amended Agreement.  On April 22, the Company issued 10,000,000 shares of its Series A Common Stock to Luo.

Amended and Restated Loan Agreement with Isaac

On April 25, 2012, the Company entered into an Amended and Restated Loan Agreement (“A&R Loan Amendment”) with Isaac.   The A&R Loan Amendment supersedes the terms of the Extension Agreement with Isaac described above (see Note 8, Notes Payable.Under the A&R Loan Agreement, the First Note is cancelled and substituted for fourteen promissory notes in the principal amount of $500,000.00 each (“Amended Isaac Note #1 through Amended Isaac Note #14,” respectively), plus one promissory note in the amount of $425,102 (“Amended Isaac Note #15).  The maturity date of the Amended Isaac Note #1 is April 30, 2012, and the maturity date of each succeeding Amended Isaac Note #2-#15 is the 15th day and the last calendar day of each month in succession after April 30, 2012.  Interest accrues on each Amended Isaac Notes at 10% per annum from February 23, 2012.  The Company may prepay any of the Amended Isaac Notes in whole or in part prior to their maturity date without penalty.  The A&R Loan Agreement confirms the cancellation of the previous stock purchase agreements between the Company and Isaac (as amended from time to time) as described in the Extension Agreement remain cancelled.  All other terms of the Extension Agreement that are not consistent with the A&R Loan Agreement are of no further force and effect.  The A&R Loan Agreement recites that it has no effect on the Second Note also entered into between the Company and Isaac on February 23, 2012. On April 27, 2012, the Company issued 33,693,197 shares in settlement of Note #1, consisting of a pay-off of $500,000 and accrued interest of $8,767.

Professional Services Agreement with ChangeWave, Inc.

On April 27, 2012, the Company issued 3,021,363 Shares to ChangeWave, Inc. in satisfaction of all outstanding obligations to ChangeWave pursuant to the Change Waive Professional Services Agreement.

Issuance of Shares to Independent Contractors
On May 2, 2012, the Company issued 31,149,720 shares to independent contractors in settlement of accounts payable for compensation to independent contractors in the amount of $697,754.

Equipment and Software Contracts with ZTE for Montenegro Connect, Novi-Net and Herlong

On May 10, 2012 the Company, together with three of its subsidiaries described below, entered into three related contracts and three purchase orders with ZTE for the supply of infrastructure equipment and software for the Company’s WBA projects in Croatia and Montenegro.  The aggregate price of the goods covered by the three contracts and the purchase order associated with each contract is $7,001,870.10.  The components of each contract / purchase order, and the subsidiary of the Company that is a contracting party to each contract/purchase order, are further described as follows:

Equipment contract and purchase order for Montenegro Connect has a total contract price $820,304.29 for 25 BTS, including their back up power supply and installation materials, 32 microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Equipment contract and purchase order for Novi-Net has a total contract price $1,280,256.81 for 50 BTS, including their back up power supply and installation materials, nine microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Software contract and purchase order for Herlong has a total contract price $4,901,309.00 for all software associated with the equipment described above, including access gateways, lawful interception gateways, elements management, network management systems, operations maintenance, universal subscriber databases, switching and router software, and mobile broadband wireless BTS software systems.

Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries.  Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net.  The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price.  The Company has previously paid $1 million as aggregate down payment for all contracts and will pay $300,000 additional down payment within 15 days of the date the contracts and purchase orders were signed, and $200,000 additional down payment within 15 days of the date the equipment and software is available for inspection at the port of delivery (Hong Kong).  Each past and future installment of down payment has been allocated pro rata in relation to the total contract price for each contract.

Sales of Unregistered Securities of the Company

With the exception of the following sale of unregistered securities, all information required by Item 701 of Regulation S-K has been included in a current report on Form 8-K:

On May 15, 2012, the Company issued 1,678,083 Shares to Domenico Di Gianvito ( Di Gianvito for professional services rendered to VelaTel Peru pursuant to an agreement for construction services between the Company, VelaTel Peru and Di Gianvito.  This sale of Shares resulted in a reduction of $32,387 in accounts payable of the Company.

The restricted Shares issued to the aforementioned person relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder based on the aforementioned knowledge of the Company’s operations and financial condition and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these Shares.

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

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement

The following information should be read in conjunction with the information contained in the Audited Consolidated Financial Statements included within this Report and the Notes thereto, which form an integral part of this Report.  The Audited Consolidated Financial Statements begin on page F-1.

Corporate History

VelaTel Global Communications, Inc. (sometimes referred to in this Report as “Company”, “us”, “our” and “we”) was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  During the quarter ended March 31, 2008, the Company changed its business purpose and commenced concentrating on the telecommunications industry.  The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet Nevada (defined below) on May 21, 2008.

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

On July 25, 2011, we changed our name to VelaTel Global Communications, Inc.  We did so to better define our positioning as a key leader in deploying and operating wireless broadband access (“WBA”) networks worldwide.

During the first quarter of 2012, we commenced our planned operations as we deployed our WBA network in Peru (VelaTel Peru”).  Prior to that from our inception, we were a development stage company as defined by the ASC subtopic 915 Development Stage Entities.  We accumulated a deficit during our development stage of $253,660,984.

Executive Summary of Our Businesses

The Company currently holds investments or contracts in ten projects that we refer to as: (i) the VelaTel Peru Network; (ii) the GBNC Network; (iii) the VN Tech Fuel Cell Business; (iv) the Exclusive Services Agreement with NGSN; (v) the Exclusive Services Agreement with Aerostrong; (vi) the Sino Crossings Fiber Joint Venture; (vii) Zapna Voice Applications; (viii) the Novi-Net Network;(ix) the Montenegro Connect Network; and (x) the VeratNet Network.  The Company’s primary business model is to combine its engineering and deployment expertise, its equity funding relationships, its vendor partnership, radio frequency spectrum, fiber optic cable and concession rights assets acquired through a subsidiary or a joint venture relationship to create and operate WBA networks worldwide.  We offer or will offer internet access, voice, video, and data services to the subscribers of various WBA networks we operate.  The Company’s secondary business model is to distribute products and services used in connection with WBA networks, specifically hydrogen fuel cells used as a back-up power source for certain transmission equipment, and devices and services that enable lower cost voice long distance and voice and data roaming fees to subscribers of cellular, voice over internet protocol (“VoIP”) or WBA networks.  Each of these projects is summarized immediately below.  Each project is presented in the chronological order in which we first formalized our ownership or other legal rights in each project.  We have included references to projects or milestone events that occurred subsequent to the period ended March 31, 2012 to the extent such events are material to our ongoing operations.

Our present operational focus is on the deployment of WBA networks in emerging international markets, using either 2.5 GHz or 3.5 GHz radio frequency spectrum.  Our current businesses are in Peru, The People’s Republic of China (“PRC” or “China”), Croatia, Montenegro, Serbia and Denmark

VelaTel Peru Network

On April 15, 2009, we acquired 95% of the equity of VelaTel Peru, S.A., formerly known as Perusat, S.A. (“VelaTel Peru”), a Peruvian telecommunications company supplying fixed line and VoIP telephone services.  The Company controls 2.5 GHz spectrum licenses covering eight cities in Peru.  As a 95% controlled subsidiary, the Company controls the board of directors and consolidates the financial activity of its subsidiary.  The Company finances all capital and operating expenditures of VelaTel Peru.

The first phase of the Company’s deployment of the VelaTel Peru Network includes geographic coverage in the cities of Trujillo, Ica, Piura, Chiclayo and Chimbote.  In September, 2011, the Company launched its WBA network in these cities.  The Company is selling prepaid and postpaid plans, and branded consumer devices using VelaTel Peru’s brand name “GO MOVIL.”  We are in the process of obtaining building permits in the cities of Arequipa and Cusco in order to increase our area of WBA coverage.

Sino Crossings Fiber Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements (“Sino Crossings Agreements”) pursuant to which the Company agreed to subscribe to 51% of the equity interest in China Crossing Cayman.  Azur Capital (NBD) SBN BHD (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and Shanghai Ying Yue Network Technology Ltd. (“YYNT”) to 51% of the equity in a PRC corporation Azur is in the process of forming.  The Company will have the right to appoint a majority of the members of the boards of directors of all entities.  The Company expects this corporate structure will allow it to consolidate the financial activity of this joint venture.  Once formed and licensed to do business in China, YYNT will transfer ownership of certain fiber optic cable to the newly formed joint venture.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunication providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers.  In exchange for their respective interests in the Sino Crossings Agreements, Azur paid $2 million to an affiliate of YYNT, and the Company issued Azur 9,000,000 Shares.

On December 2, 2011, we entered into an Addendum to the Sino Crossings Agreements (“Sino Crossings Addendum”) with Azur.  Under the Sino Crossings Addendum,  we issued Azur 15,000,000 Shares.  Azur is required to secure an opinion letter from its attorneys regarding the irrevocable right of YYNT to use and commercialize (subject to affiliation with a relevant license holder) the backbone fiber and the legality and irrevocable nature of the contract between Enbishi , a PRC limited liability company, that assigned its irrevocable right to use the backbone fiber to YYNT, in addition to allowing those rights to be unreservedly assigned to the new joint venture contemplated by the Sino Crossings Agreement.  Azur is also required to assist the Company and ZTE in complying with the financing requirements for the equipment contract related to the Sino Crossings Network.  Azur is required to complete the formation and registration of WFOE , with the assistance of the Company’s counsel, but was required to allow the Company to open all bank accounts for new entities in the joint venture on behalf of the parties and subject to the joint signature requirements set forth in the Sino Crossings Agreements.  Azur is required to cooperate in the use of the YYNT Network by our customers/partners, Aerostrong and NGSN, including the potential need to adjust equity percentages of the parties pursuant to the Agreement between the Company and Azur and/or equity percentages of the parties and YYNT under the Sino Crossings Agreements to reflect the use needs and ability of Aerostrong and/or NGSN to commercialize the backbone fiber.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement.  Each party is contractually obligated to contribute certain resources in order to deploy and operate a WBA network in China.  In particular, GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”).  GBNC currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with majority control of each entity’s board of directors.  We expect that this corporate structure will allow us to consolidate the financial activity of this joint venture.  We are required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 TS plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide.  On December 22, 2011, the Company issued 5,000,000 Shares valued at $1,010,000.  The value established is based on the closing share price of the Company’s Shares as of the date the Golden Bridge Agreement was signed.

The VN Tech Fuel Cell Business

On April 1, 2011, our wholly owned subsidiary, Gulfstream Capital Partners, Ltd. (“Gulfstream Seychelles”), a Seychelles corporation, signed a Subscription and Shareholder Agreement (“the VN Tech Original Agreement”) with Shenzhen VN Technologies Co., Ltd. (“VN Tech”).  Under the VN Tech Original Agreement, the parties were to form a series of entities including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company, and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WFOE”) under PRC law.  The Company would subscribe to 51% and VN Tech PRC to 49% of the equity interest of the entities comprising the joint venture.  VN Tech would assign to WFOE its tangible and intangible assets associated with Fuel Cell Systems, for which the Company would pay VN Tech 5 million of its shares of Series A Common Stock.  The transaction has been structured to allow the Company to report the results of the joint venture’s operations on our consolidated financial statements in the same manner as the Company’s other subsidiaries.

On April 22, 2012, Gulfstream Seychelles and the Company (collectively “the Company”) entered into an Amended and Restated Subscription and Stockholder Agreement (“the VN Tech Amended Agreement”) with VN Tech and Luo Hongye (“Luo”). Luo owns 100% of VN Tech which has expertise, relationships and contracts to become a leading international manufacturer, integrator and applications developer and patent holder for hydrogen and fuel cell power supply systems (“Fuel Cell Systems.  The parties have subsequently formed as the Hong Kong company contemplated under the VN Tech Original Agreement, VN Tech Investment, Ltd. (HK) (“VN Tech HK”).  The parties are in the process of forming the Cayman Island company under the name VN Tech Investment, Ltd. (Cayman) (“VN Tech Cayman”).  Under the VN Tech Amended Agreement, the parties deem it no longer necessary to form a WFOE.  Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman.  Under the VN Tech Amended Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech.  Also under the VN Tech Amended Agreement, the consideration the Company is paying Luo (instead of VN Tech) is increased from five million to ten million shares of the Company’s Series A common stock.  The Company completed this transaction on April 22, 2012 by issuing 10,000,000 shares of the Company’s Series A Common Stock to Luo as consideration for the Company’s acquisition of 75% of the capital stock of VN Tech.  The terms of the VN Tech Amended Agreement are otherwise similar, but not identical to, the VN Tech Original Agreement, which the VN Tech Amended Agreement supersedes entirely

Agreements with NGSN

On October 21, 2011, the Company entered into a Business Agreement (“NGSN Business Agreement”) with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”) in China.  NGSN was founded from a group of other technology companies to support other PRC owned companies and central government agencies in advancing private network telecommunications technologies.  NGSN holds a PRC-issued value added services license to provide location based tracking services and other information services throughout.  NGSN’s current activities include projects related to transportation, including GPS tracking technologies, remotely delivered education services and agriculture technologies.

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

On February 1, 2012, the Company and NGSN entered into the Exclusive Technical Services Agreement contemplated by the NGSN Business Agreement.  We have completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of the wholly foreign owned enterprise (“WFOE”) that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement, we may begin providing services to NGSN through our existing WFOE, Beijing Yunji Communications Technology Co., Ltd. (“Beijing Yunji”).

Agreements with Aerostrong

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong Company Limited (“Aerostrong”), a PRC limited liability company, to provide telecommunications services to Aerostrong and its affiliates and customers.  Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”), a state-owned company in the PRC.  China Aerospace is the main contractor for the PRC’s space program.  Aerostrong holds value added services licenses to provide telecommunication services via satellite nationwide and internet access services in 18 major cities in China.  Aerostrong qualifies to obtain and has applied for radio frequency spectrum licenses to provide WBA services, special network access, cloud computing, application services, content services and integrated solutions.  Part of the corporate mission of Aerostrong is to deploy an internal WBA network and application platform for all of the operating companies that fall under the China Aerospace umbrella, as well as their customers, suppliers and employees.  The China Aerospace WBA network will include an electronic platform for human resources administration, financial management and various application services.

 On April 19, 2012, Beijing Yunji and Aerostrong entered into a Strategic Business Agreement (“Aerostrong Strategic Agreement”), which is the Exclusive Services Agreement Contemplated in the Aerostrong Business Agreement.  The Aerostrong Strategic Agreement identifies three initial projects on which the parties shall cooperate: (i) Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) Shen Hua wireless broadband special network project for railway; and (iii) overload wireless broadband surveillance projects in Shanxi Province. For each specific Cooperation Project, the Parties shall jointly formulate the budget and implementation plan, and sign a Project Agreement.  Beijing Yunji shall provide the following services for each Cooperation Project: (i) project technical solution design; (ii) project site selection and construction; (iii) project financing; (iv) equipment (including software) procurement, installation, operation and maintenance; (v) bandwidth rent; (vi) system security and optimization; (vii) project management and operation management; (viii) warranty service; and (ix) other services needed for the development and implementation of each Cooperation Project. Aerostrong shall not delegate or subcontract any part of a Cooperation Project without the prior written consent of Beijing Yunji.  If the implementation of any part of a Cooperation Project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party, and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work.

Novi-Net and Montenegro  Connect Networks

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP (“7L”) and others to acquire a 75% equity interest in Herlong Investments Limited (“Herlong”), a Cyprus limited liability company, and its operating subsidiaries, Novi-Net, d.o.o (“Novi-Net”), a Croatia corporation, in Croatia and Montenegro Connect, d.o.o. (“Montenegro Connect”), a Montenegro corporation, in Montenegro.  The Republic of Croatia granted Novi-Net a nationwide license to provide WBA and related services.  The license grants the use of 42 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 base transceiver stations (“BTS”) to provide WBA and related services to approximately 1,500 subscribers.  Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity stake in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.  On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (approximately $640,000 based on an exchange rate of €1.00 = $1.28, the approximate rate in effect May 21, 2012) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately $675,950 based on the same exchange rate) deposit on an initial equipment order placed with ZTE.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of the total shares issued and outstanding.

VeratNet Network

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement to acquire a controlling interest in Kerseyco Trading Limited (“Kerseyco”), a Cyprus limited liability company, and its Serbian operating subsidiary, VeratNet, d.o.o. (“VeraNet”), a Serbia corporation.  VeratNet is one of the leading telecommunications operators and internet service providers in Serbia, offering a full range of telecommunication services, including ADSL broadband service nationwide and WBA services in three cities where it holds radio frequency licenses, including Belgrade which is Serbia’s capital and largest city.  VeratNet also offers specialty services to business customers, such as international private leased circuit services, dedicated wireless internet lines and dedicated web server hosting.  VeratNet currently owns a data center, a network core and 11 BTS.  VeratNet has more than 50 employees who serve more than 18,000 subscribers.  In exchange for its equity stake, the Company will contribute capital expenditures and operating expenditures necessary to continue VeratNet’s existing operations and to upgrade VeratNet’s existing WBA infrastructure equipment with higher capacity equipment, which will allow VeratNet to add new wireless customers.  As of the date of this Report, the Company has not yet closed its acquisition of Kerseyco and VeratNet.

Zapna Stock Purchase Agreement

On April 3, 2012, the Company signed and closed a stock purchase agreement to acquire a 75% equity interest in Zapna, ApS (“Zapna”), in exchange for 6,666,667 Shares.  Zapna is a Danish corporation that provides telecommunications solutions and services, including SIM overlay cards and mobile applications to reduce long distance and roaming charges for retail and corporate users.  In addition, Zapna provides a full white label platform service for carrier partners, including voice and SMS terminations.Zapna is currently providing services in several European countries (Sweden, Finland and Spain).  Many of Zapna's existing solutions for telephone services are well suited to VoIP and other data services provided by the Company and other WBA operators.

Results of Operations

Three-month period ended March 31, 2012 as compared to the three-month period ended March 31, 2011.

Our revenue, cost of sales, expenses and other income for the three-month periods ended March 31, 2012 and 2011 are as follows:

Revenue:

2012	2011
$162,665	$204,371

Our revenue for the three-month period ended March 31, 2012 decreased by $41,706 or 20.4% from March 31, 2011.  This revenue is attributable solely to the activity of VelaTel Peru.  The decrease in revenue for 2012 is related to the deployment of the VelaTel Peru Network and the refocusing of our efforts to generate revenues from the VelTel Peru Network.

Cost of Sales:

2012	2011
$388,856	$219,712

Our cost of sales for the three-month period ended March 31, 2012 was $388,856, or 239.1% of sales as compared to $219,712 or 107.5% of sales for the period ended March 31, 2011.  The costs incurred relate to VelaTel Peru’s business activities. The increase in cost of sales in actual dollars and as a percentage of revenue in 2012 is related to the costs associated with the deployment and operations of the VelaTel Peru Network.

Selling, General and Administrative Expenses:

2012	2011
$3,100,445	$1,980,076

Our selling, general and administrative expenses for the period ended March 31, 2012 was $3,100,445, as compared with $1,980,076 for the same period in 2011, an increase of $1,120,369.  A substantial portion of the selling, general and administrative expenses during the 2012 period were non-recurring costs associated with consultants to explore potential business opportunities.

Research and Development:

2012	2011
$-	$6,317,287

Our research and development costs for the period ended March 31, 2012 were $0, as compared with $6,317,287 for the same period in 2011.  This decrease is directly related the deployment of our WBA network rather than development of the network in prior years.

Gain (loss) on Change in Fair Value of Debt Derivative:

2012	2011
$(55,950)	$37,523

For the period ended March 31, 2012, we incurred a non-cash loss of $55,950 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to non-cash gain of $37,523 for same period in 2011.  The reduction in gain for 2012 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Gain on Settlement of Debt:

2012	2011
$2,275,201	$-

For the period ended March 31, 2012, we issued our common stock in settlement of debt. The settlement price exceeded the fair value of the shares issued resulting in a gain of $2,275,201.

Interest Expense:

2012	2011
$660,189	$28,216

For the period ended March 31, 2012, our interest expense was $660,189 as compared to $28,216 for the same period in 2011.  The significant increase in interest expense is attributable to the significant increase in notes payable in 2012 compared to 2011.

Net Loss:

2012	2011
$(1,854,675)	$(8,336,542)

Our net loss of $1,854,675 for the period ended March 31, 2012 and the same period for 2011 is the result of the factors described above, principally the reduction in research and development costs in 2012 and the gain on settlement of debt.

Liquidity and Capital Resources

Since April 8, 2008, we have utilized approximately $63.6 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman Limited, including extension fees paid to Trussnet Capital Partners (HK) Ltd. (“TCP”), advances on a failed investment, commissions paid on our Convertible Note Purchase Agreements dated February 12, 2009 (“Convertible Note”) and our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2011 (“Amended Convertible Note”), and deposit for property, plant and equipment (see Item 1. of PART 1 for a complete discussion of our liquidity and capital resources and the agreements related thereto.  Terms defined therein are utilized in Management’s Discussion and Analysis of Financial Condition and results of Operations)

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, common stock subscription and advances from shareholders.  Our Convertible Notes matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note.  In that case, the due date is 90 days from the date we receive a notice of redemption from the convertible note holder.  Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of March 31, 2012: (i) litigation installment payments of $829,893 (this amount can also be paid with shares of our common stock at our option); (ii) notes payable to related parties of $920,578; (iii) notes payable of $11,802,320; (iv) Convertible Notes and Amended Convertible Notes of $298,923; (v) advances from officers of $162,043; (vi) accounts payable and accrued expenses of $5,171,321; and sales, general and administrative expenses of approximately $1.2 million per month for San Diego, Taiwan and Peru operations (additional future SG&A for joint venture projects in China and elsewhere throughout the world cannot currently be estimated, as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac Organization, Inc. (“Isaac”).

Since our inception until March 31, 2012, we have incurred accumulated losses of approximately $257.8 million.  As of March 31, 2012, we had cash of $32,056 and liabilities of approximately $19.5 million, of which $17.4 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 16, 2012, for the period ended December 31, 2011.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Common Stock, Series B Common Stock, Preferred Stock, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective March 28, 2012, we increased our authorized Shares from 1 billion to 2 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State  As of March 31, 2012, we had issued and outstanding 800,741,199 Shares.  The total number of Shares issued and outstanding as of the filing date of this Report is 886,950,225.

We are relying, in part, on cash generated from future Share sales to Isaac and the Line of Credit Loan Agreement and Promissory Note dated July 1, 2001 with Isaac (“First Note”) and the Extension Agreement and Second Line of Credit Promissory Note with Isaac dated February 23, 2012 (“Second Note”) in order to fund our operations, including capital commitments to joint venture partners, sales, general and administrative expenses, litigation settlements, and retirement of other debts and payables.  We have no reason to believe Isaac will not continue to fund the Second Note.

As of March 31, 2012, we had authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 133,818,177 are issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of our Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of our Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends.  The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of preferred stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any preferred stock.

Since our inception and as of both March 31, 2012 and the date of this Report, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes.  These notes bear interest at 10% per annum and are all either past due or have been converted.  As of March 31 2012, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $422,000.  The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended March 31, 2012 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.  However, we are exploring other alternatives to raising the needed capital to fund our ongoing projects and those we have entered into as of the date of this Report.

As of March 31, 2012, we owed approximately $1.1 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

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

The following table presents a summary of our sources and uses of cash for the three-month period ended March 31, 2012 and 2011:

	Three-Month Period Ending March 31, 2012	Three-Month Period Ending March 31, 2011
Net cash used in operating activities:	$(1,548,774)	$(1,991,117)
Net cash used in investing activities	$(669,061)	$(1,667)
Net cash provided by financing activities	$2,066,434	$5,555,797
Increase (decrease) in cash and cash equivalents	$(151,401)	$3,563,013

Operating Activities

The cash used in operating activities for the three months ended March 31, 2012 is a result of our net loss offset by an increase in accounts payable and accrued expenses.

Investing Activities

The cash used in investment activities for the three months ended March 31, 2012 consists of our payments of $669,061 as a deposit for our acquisition of Herlong Investments Limited

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 consist of proceeds from the issuance notes payable.

Off-Balance Sheet Arrangements

At March 31, 2012, we have no off-balance sheet arrangements.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective with respect to financial reporting of complex transactions as of March 31, 2012.

Our Chief Financial Officer, and others in the Company, as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements.  It is anticipated that such efforts will be concluded by the time our Form 10-Q for the period ended September 30, 2012 is filed with the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

With the exception of the following sale of unregistered securities, all information required by Item 701 of Regulation S-K has been included in a current report on Form 8-K:

On May 15, 2012, we issued 1,678,083 Shares to Domenico Di Gianvito ( “Di Gianvito) for professional services rendered to VelaTel Peru pursuant to an agreement for construction services between the Company, VelaTel Peru and Di Gianvito.  This sale of Shares resulted in a reduction of $32,387 in accounts payable of the Company.

The restricted Shares issued to the aforementioned person relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder based on the aforementioned knowledge of the Company’s operations and financial condition and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these Shares.

Item 3.  Defaults Upon Senior Securities.

As of March 31, 2012, the Company is in default on payment of the principal and interest on approximately $422,000 of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a)	All information required to be disclosed on Form 8-K during the period ended March 31, 2012 has been so reported.

(b)	The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits.

Exhibit No.
Description of each Exhibit and incorporation by reference to any prior Report where the same Exhibit has already been attached to that Report.  Reference to VelaTel Global Communications, Inc. and its prior name, China Tel Group, Inc., are to “the Company.”

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1
Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
Contracts for Professional Services, Employment and/or Strategic Relationships
10.1
Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware
10.3	Independent Contractor Agreement, dated April 1, 2010, between the Company and Mario Navarro [Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 28, 2011]
10.4
Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].

10.5
Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]

10.6
Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee “Colin Tay” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

10.7	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on May 16, 2011].

Contracts Related to ChinaComm Joint Venture
10.8
Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.9
Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)

10.10
Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co (“Yunji China”). [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.11
Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]

10.12
Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd.(“TCP”) and Yunji China. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.13	Equipment Sublease Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.14
Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]

10.15	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.16
Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]

10.17	First Amendment to Promissory Note, dated March 5, 2010, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
[Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010]
10.18	Third Amendment to Promissory Note, dated April 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 13, 2010]
10.19	Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.20
Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.21
Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.22
National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]

10.23
Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]

10.24	Restated Settlement Agreement between Mario Navarro, VelaTel Peru S.A., and the Company, dated March 1, 2012.
Contracts Related to Golden Bridge Joint Venture
10.25
Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]

10.26
Equipment Contract for Haixi Wireless Broadband Project (GBNC), dated March 14, 2011, among the Company, Gulfstream Seychelles and ZTE [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2011]

Contracts Related to Sino Crossing Joint Venture
10.27
Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]

10.28
Subscription and Shareholder Agreement for “New Co,” dated November 11, 2010, between the Company and Azur [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]

10.29	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011. [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
Contracts Related to VN Tech Joint Venture
10.30
Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

10.31
Amended and Restated Subscription and Shareholder Agreement for VN Tech between Gulfstream Seychelles, Luo Hongye and VN Tech. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012].

Contracts Related to Equity and Convertible Debt Instruments
10.32	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.33	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.34	Stock Purchase Agreement, dated February 9, 2010, between the Company and Excel Era Limited (“Excel”)[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.35	First Amendment to Stock Purchase Agreement, dated February 15, 2010, between the Company and Excel [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2010]
10.36	Second Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Excel [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.37
Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc.(“Isaac”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]

10.38	First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.39	Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.40
Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].

10.41
Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].

10.42
Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].

10.43	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012].

Contracts related to NGSN
10.44
Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”)  and Gulfstream Seychelles, dated February 1, 2012.[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].

10.45	Business Agreement with NGSN and the Company dated August 26, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
Contracts related to Aerostrong
10.46
Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].

10.47
Strategic Cooperation Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012. [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].

Contracts related to Zapna, APS
10.48	Stock Purchase Agreement, dated April 3, 2012, between the Company., Gulfstream Seychelles and Zapna, APS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]
Contracts related to The Balkans
10.49
Business Cooperation Agreement between 7L Capital Partners Emerging Europe LP (7LCPEELP), Karlo Vlah, Durda Vlah, Josip Vlah, the Company, Novi-Net d.o.o and Montenegro Connect, d.o.o, dated December 6, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K December 9, 2011].

10.50
Standby Business Cooperation Agreement by and between the Company, 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic (Shareholder 1), Angelina Jevtic (Shareholder 2), Nikola Zelic (Shareholder 3), Zivana Olbina (Shareholder 4); and Clearcon D.O.O (formerly SECI D.O.O). Boegrad (Shareholder 5) and VeratNet, dated December 19, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K dated December 19, 2011].

Certifications filed with this Report on Form 10-Q for the Period Ended March 31, 2012
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

Dated: May 21, 2012	VELATEL GLOBAL COMMUINICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer