Form 10-Q
period 2012-06-30
VelaTel Global Communications, Inc.
filed 2012-08-20
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-134883

VELATEL GLOBAL COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0489800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5950 La Place Court, Suite 160, Carlsbad, California 92008

(Address of principal executive offices) (zip code)

760.230.8986

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 20, 2012, the Registrant had 12,267,789 (post-reverse split) shares of its Series A common stock outstanding, with a par value of $0.001, and had 1,999,999 (post-reverse split) shares of its Series B common stock outstanding, with a par value of $0.001.

VELATEL GLOBAL COMMUNICATIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012 AND 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

(FORMERLY CHINA TEL GROUP, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451,711	$183,457
Accounts receivable, net of provision for doubtful accounts of $4,900 and $3,163	570,287	60,191
Rceivables, other	317,211	18,888
Inventory	1,823,334	1,173,595
Prepaid expenses	1,536,481	2,474,401
Total current assets	4,699,024	3,910,532

Property, plant and equipment, net of accumulated depreciation of $893,439 and $580,248 as of June 30, 2012 and December 31, 2011, respectively	5,213,856	5,188,913

Other assets:
Intangible assets, net of accumulated amortization of $153,475 and $143,305 as of June 30, 2012 and December 31, 2011, respectively	1,067,715	32,276
Investments	3,919,000	3,695,000
Deposits	1,017,005	7,593
Total other assets	6,003,720	3,734,869

Total assets	$15,916,600	$12,834,314

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$6,001,252	$10,046,728
Advances from officers	133,599	755,875
Notes payable, related party	1,131,238	425,000
Notes payable, current portion	9,011,375	7,598,569
Convertible debentures, net	298,923	419,757
Notes payable, other	829,893	829,893
Derivative liability	259,298	220,914
Total current liabilities	17,665,578	20,296,736

Notes payable, net of current portion	2,275,176	2,392,701
Mandatory redeemable Series B common stock; $0.001 par value, 2,000,000 shares authorized, 1,338,182 issued and outstanding as of June 30, 2012 and December 31, 2011	75,569	73,715

Total liabilities	20,016,323	22,763,152

Stockholders' deficiency:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock:
Series A common stock; $0.001 par value, 20,000,000 shares authorized, 10,552,702 and 6,657,662 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	10,553	6,658
Additional paid in capital	254,035,832	244,043,968
Common stock in escrow	(178,664)	(178,664)
Accumulated deficit	(259,101,698)	(253,660,984)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(5,233,977)	(9,789,022)

Non controlling interest	1,134,254	(139,816)

Total stockholders' deficiency	(4,099,723)	(9,928,838)

Total liabilities and stockholders' deficiency	$15,916,600	$12,834,314

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

(FORMERLY CHINA TEL GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE	$921,260	$168,734	$1,083,925	$373,105
Cost of revenue	684,684	209,220	1,073,540	428,932
Gross profit (loss)	236,576	(40,486)	10,385	(55,827)

OPERATING EXPENSES:
Selling, general and administrative expenses	2,996,790	2,297,111	6,097,235	4,277,187
Extension fees payable to Trussnet Capital Partners (HK), Ltd.	–	–		–
Impairment loss	–	–		–
Depreciation and amortization	181,561	49,760	323,361	81,674
Research and development costs	–	–		6,317,287
Total operating expenses	3,178,351	2,346,871	6,420,596	10,676,148

Net loss from operations	(2,941,775)	(2,387,357)	(6,410,211)	(10,731,975)

OTHER INCOME (EXPENSES):
Other income (expenses)	(53,187)	50,369	(3,569)	49,903
Gain on settlement of debt	(415,810)	–	1,859,391	–
Gain (loss)on foreign currency transactions	40,334	14,830	27,529	8,671
Loss on investments, related party	–	–		–
Gain (loss) on change in fair value of debt derivative	17,566	(55,580)	(38,384)	(18,057)
Interest expense	(252,821)	(28,508)	(913,010)	(56,724)
Total other income (expense)	(663,918)	(18,889)	931,957	(16,207)

Net loss	(3,605,693)	(2,406,246)	(5,478,254)	(10,748,182)

Loss attributed to non controlling interest	19,654	5,137	37,540	10,531

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(3,586,039)	$(2,401,109)	$(5,440,714)	$(10,737,651)

Net loss per common share (basic and fully diluted)	$(0.41)	$(0.50)	$(0.65)	$(2.32)
Weighted average number of shares outstanding, basic and fully diluted	8,842,770	4,775,961	8,425,091	4,634,077

Comprehensive Loss:
Net Loss	$(3,605,693)	$(2,406,246)	$(5,478,254)	$(10,748,182)
Foreign currency translation gain	–	–	–	–

Comprehensive Loss:	(3,605,693)	(2,406,246)	(5,478,254)	(10,748,182)
Comprehensive loss attributable to the non controlling interest	19,654	5,137	37,540	10,531
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(3,586,039)	$(2,401,109)	$(5,440,714)	$(10,737,651)

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

(FORMERLY CHINA TEL GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,478,254)	$(10,748,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,361	81,674
Gain on settlement of debt	(1,885,067)	(40,250)
Gain on change in fair value of debt derivative	38,384	18,057
Common stock issued in exchange for services		109,667
(Increase) decrease in:
Accounts receivable	(335,793)	(41,671)
Inventory	(354,318)	384
Prepaid expenses	1,032,463	11,639
Increase (decrease) in:
Accounts payable and accrued liabilities	5,522,084	6,677,613
Net cash used in operating activities	(1,137,140)	(3,931,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(92,017)	(26,952)
Deposit for property, plant and equipment	(1,000,000)	(2,204,197)
Deposit for acquisition	–	(3,058)
Cash paid for purchase of subsidiaries	(669,061)	–
Cash received with acquisitions	663,226	–
Net cash used in investing activities	(1,097,852)	(2,234,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on advances from officers	(242,962)	(376,842)
Proceeds from the sales of Series A common stock	–	7,573,000
Proceeds from issuance of notes payable	2,039,970	–
Payments on notes payable	–	(932,675)
Proceeds from issuance of notes payable, related party	730,765	–
Payments on notes payable, related party	(24,527)	(9,750)
Net cash provided by financing activities	2,503,246	6,253,733

Net increase in cash and cash equivalents	268,254	88,457

Cash and cash equivalents, beginning of the period	183,457	27,516
Cash and cash equivalents, end of the period	$451,711	$115,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,069	2,633
Cash paid during the period for taxes	$1,878	$6,512

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$10,335,992	$9,839,658
Common stock issued for services rendered	$–	$109,667
Note payable issued for equipment	$–	$3,589,052

The accompanying Notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Footnotes thereto for the period ended December 31, 2011 included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 16, 2012.

Stock Split

On July 18, 2012, the Company affected a 1-for-100 reverse stock split of its Series A and Series B common stock. All share information for common shares has been retroactively restated for this reverse stock split.

Corporate Formation and Subsidiaries

The Company was incorporated under the name Mortlock Ventures, Inc. pursuant to the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties.  During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunications industry.  The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”) on May 21, 2008.  The Company changed its name to “VelaTel Global Communications, Inc.” on July 25, 2011.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, Trussnet Nevada, Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”), and Beijing Yunji Technology Co., Ltd., a Peoples Republic of China (“PRC” or “China”) corporation (“Beijing Yunji”), and the Company’s majority owned subsidiary, VelaTel Peru, S.A. (“VelaTel Peru”), formerly known as Perusat, S.A., a 75% equity interest of Herlong Investments, Ltd., a Cyprus corporation and its two wholly owned subsidiaries, Novi-Net, d.o.o., a Croatian corporation and Montenegro Connect, d.o.o., a Montenegro corporation and a 75% equity interest in Zapna, ApS, a Danish corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of 2012, the Company commenced its planned operations as it deployed its wireless broadband access (“WBA”) network in Peru.  Prior to that and from the Company’s inception, it was a development stage company as defined by the ASC subtopic 915 Development Stage Entities.  The Company accumulated a deficit during its development stage of $253,600,984. VelaTel Peru is no longer a Development Stage Entity.

The Company’s Business Transactions

The Company’s efforts have been principally devoted to developing WBA networks, fiber optic networks and the sale and distribution of products and services used in connection with WBA networks.  The Company has generated sales revenues, has incurred expenses and has sustained losses.  The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise.  Through June 30, 2012, the Company has accumulated losses of $259,101,698.

In 2009, the Company acquired a 95% equity interest in VelaTel Peru, S.A.  This acquisition is discussed below in further detail under this Note 1.

In 2010, the Company entered into the following joint venture agreements:

1.               Subscription and Shareholder Agreement for a fiber optic project, referred to as “Sino Crossings,” with Azur Capital (NBD) SBN BHD (“Azur”), a Brunei corporation, and Shanghai Ying Yue Network Technology Ltd. (“YYNT”), a PRC limited liability company; and

2.               Subscription and Shareholder for a WBA project, referred to as the “Golden Bridge Network,” with Golden Bridge Network Communications Co. (“GBNC”), a PRC limited liability company.”

The investment aspects of the Sino Crossings and Golden Bridge Network joint venture projects are discussed in further detail under Note 4, Investments.

In 2011, the Company also entered into the following other project agreements:

1.               Subscription and Shareholder Agreement with Shenzhen VN Technologies Co., Ltd. (“VN Tech”), a PRC limited liability company;

2.                Business Agreement with New Generation Special Network Communication Technology Co., Ltd. (“NGSN”), a PRC limited liability company (“NGSN Business Agreement”);

3.               Business Agreement with Aerostrong Company Limited (“Aerostrong Business Agreement”), a PRC limited liability company (“Aerostrong”);

4.               Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP (“7L”) and other shareholders of Herlong Investments, Ltd., a Cyprus corporation (“Herlong”) and its wholly owned operating subsidiaries, Novi-Net, d.o.o., a Croatia corporation (“Novi-Net”) and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”); and

5.               Standby Business Cooperation Agreement with 7L and other shareholders of Kerseyco Trading Limited (“Kerseyco”), a Cyprus corporation, and VeratNet, d.o.o. (“VeratNet”), Kerseyco’s wholly owned Serbia corporation.

During 2012, the Company closed the following acquisitions and other project agreements.

1.               Business Cooperation Agreement to acquire a 75% equity interest in Herlong (“Herlong Business Cooperation Agreement”);

2.               Exclusive Services Agreement with NGSN as contemplated by the NGSN Business Agreement (“NGSN Exclusive Services Agreement”); and

3.               Stock Purchase Agreement with Omair Khan, the sole shareholder of Zapna, ApS, a Denmark corporation (“Zapna”), to acquire a 75% equity interest in Zapna (“Zapna SPA”).

If a particular joint venture agreement resulted in an investment or acquisition of a controlling equity interest as of June 30, 2012, a summary of the investment or acquisition is discussed in Note 4, Investments.

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

Revenue arises from sale of local and long distance service access and/or wireless broadband service access where some payments are received before and some payments are received after the service has been rendered.  The Company sells its products separately and in various bundles that contain multiple deliverables.  These revenues include long distance and prepaid telephone cards, prepaid wireless access plans, along with other products and services.  In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting, if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when sold separately.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues attributable to the individual elements.  In accordance with ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at June 30, 2012 and December 31, 2011 was $4,900 and $3,163, respectively.

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

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life of developed software is ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

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

The Company’s management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at December 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per share of the Company’s Series A common stock (“Series A Common Stock” or “Share(s)”) during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $0.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Functional Currency

A majority of the transactions of the Company’s Peruvian subsidiary are in US dollars; accordingly, this subsidiary’s functional currency is the US dollar. The accounts of the Company’s Zapna subsidiary are maintained in Danish Kroner, and the accounts of the Company’s Herlong subsidiary are maintained in the Euro. The accounts of these foreign subsidiaries were translated into US dollars in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters.” According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at historical rates and statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Foreign Currency Transactions and Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Translation gains are classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the three months ended June 30, 2012 and 2011 were $12,967 and $6,891, respectively, and for the six months ended June 30, 2012 and 2011 were $13,367 and $14,128, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either: (i) a continuous statement of comprehensive income; or (ii) two separate, but consecutive, statements.  The ASU does not change the items that must be reported in other comprehensive income.  In December 2011, the FASB issued ASU 2011-12, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued disclosure guidance related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements for recognizing financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for the Company on a retrospective basis commencing in the first quarter of 2014. The Company is currently evaluating the impact of this new guidance on its unaudited Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

NOTE 2	GOING CONCERN MATTERS

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited Condensed Consolidated Financial Statements, the Company incurred a net loss of $5,478,254 for the six months ended June 30, 2012.  In addition, the Company had negative working capital of $12,966,554 and a total stockholders’ deficiency of $4,099,723 as of June 30, 2012.

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

To attain profitable operations, management continues to focus its efforts on the deployment and operation of WBA networks and related businesses.  The Company typically contributes its technical expertise in deploying and operating WBA networks, as well as the capital required to deploy the networks, in exchange for its equity interest in each project.  The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay or abandon some or all of its business plans.

The above factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  The continued existence of the Company is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3	PREPAID EXPENSES

Prepaid expenses, at June 30, 2012 and December 31, 2011, are comprised of the following:

	June 30,	December 31,
	2012	2011
Prepaid taxes	$1,317,990	$1,256,423
Prepaid payroll taxes	51,005	53,936
Deferred charges	37,317	85,527
Purchase prepaid expenses	130,169	1,078,515
	$1,536,481	$2,474,401

NOTE 4	INVESTMENTS

Chinacomm Cayman

The Company entered into a Framework Agreement, which was superseded by the Gulfstream Subscription and Shareholders Agreement, whereby the Company, through its subsidiary, Gulfstream Seychelles, obtained an option to acquire up to a 49% equity interest in Chinacomm Cayman for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  The Gulfstream Subscription and Shareholders Agreement required the Company to make certain payments to CECT Chinacomm Communications, Co. Ltd. (“Chinacomm”) in accordance with a schedule set forth therein.  Those payments were to be utilized to deploy the Chinacomm Network (defined below).  The Company attempted to raise capital to make the required payments, but was unable to do so within the anticipated period.  However, there were numerous unfulfilled conditions precedent that Chinacomm was required to meet in order to cause Gulfstream Seychelles to pay more than it had during 2008 pursuant to the Gulfstream Subscription and Shareholders Agreement.  Meanwhile, the Company was unable to timely pay the vendors it had employed to continue work on the Chinacomm Network. At the time, the Company owed one vendor alone in excess of $47,000,000. Accordingly, the Company sought assistance from its President, Colin Tay, who was close to the senior management of Chinacomm in an effort to find a way to keep the vendors working on the Chinacomm Network and provide more time for the Company to fund its acquisition once Chinacomm met its contractual conditions precedent to trigger such funding.

Trussnet Capital Partner (HK) Ltd. Transactions Related to Chinacomm Cayman

In February 2009, Trussnet Capital Partners (HK) Ltd. (“TCP”), a company wholly owned by the Company’s President, Mr. Tay, proposed to Chinacomm to enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Subscription and Shareholders Agreement.  Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer Chinacomm that the Company was not, Chinacomm entered into a substitute Subscription and Shareholders Agreement and Addendum thereto pursuant to which TCP obtained an option to acquire up to a 49% equity interest in Chinacomm Cayman (“TCP Subscription Agreement and Addendum”).  The additional benefits TCP was able to offer included negotiating extended payment terms with subcontractors who were performing services under a contract with Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”), to allow those services to continue and banking relationships whereby Chinacomm was able to obtain a $29 million operating loan from Hana Bank it needed as operating and development capital for the Chinacomm Network.  The purchase price for TCP’s 49% equity interest in Chinacomm Cayman was the same as in the Gulfstream Subscription and Shareholders Agreement, but the payment terms were improved and were expressly conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that were to be part of the Chinacomm Network.  In addition, if TCP was not able to meet the specific payment schedule described in the TCP Subscription Agreement, the TCP Subscription Agreement contained a provision that required the parties to reach a new payment schedule through amicable negotiations.  Like the Gulfstream Subscription and Shareholders Agreement, the TCP Subscription Agreement and Addendum contemplate that the amounts paid to subscribe to 49% of the stock of Chinacomm Cayman would be used towards deployment of the Chinacomm Network.

Pursuant to the TCP Subscription Agreement and Addendum, Chinacomm delivered a stock certificate in TCP’s name for 2,450,000,000 shares of Chinacomm Cayman stock (representing 49% of a total of 5,000,000,000 authorized shares).   Notwithstanding physical custody of the certificate by TCP, the TCP Subscription Agreement provided that the number of Chinacomm Cayman shares corresponding to the unpaid outstanding balance of the subscription price are “pledged” to Chinacomm Cayman and other parties to the TCP Subscription Agreement, and those parties are entitled to withdraw the pledged shares at their discretion if TCP fails to meet the payment schedule set forth in the TCP Subscription Agreement or any new payment schedule to which the parties agree.

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement and Addendum to the Company pursuant to an Asset Purchase Agreement, a TCP Note and a Pledge Agreement.

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

During 2010, the Company paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which the Company exercised joint control with Chinacomm.  These funds were intended for use towards capitalizing Yunji Communications Technology (China) Co., Ltd. (“Yunji China”), a PRC corporation to be formed.  However, Chinacomm informed the Company that, in order to activate Yunji China, changes had to be made to the Gulfstream Subscription and Shareholders Agreement and the TCP Subscription Agreement and Addendum whereby Chinacomm would have complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as a “chop”) of Yunji China.  The Company rejected Chinacomm’s proposal and refused to authorize the release to Yunji China of the funds held in the Chinacomm Cayman bank account.

The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm network in 29 of the largest cities in China (“Chinacomm Network”).  Meanwhile, Chinacomm decided to deploy the Chinacomm Network independent of what the Company had designed for each of the first 12 cities in the Chinacomm Network and without the Company’s approval and over its objection.  Chinacomm unilaterally elected to deploy fully the Chinacomm Network in Beijing and Shanghai and to place less emphasis on deployment of the balance of the first 12 cities designed by the Company that were to become part of the Chinacomm Network.

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

As of December 31, 2011, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  In addition, as of June 30, 2012, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.

Carrying value of the investment:

	June 30, 2012	December 31, 2011
Carrying value of the investment	$0	$0

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements (collectively, “the Sino Crossings Agreements”).  The first agreement is between three parties: (i) Shanghai Ying Yu Network Technology Ltd., a PRC limited liability company (“YYNT”); (ii) Azur Capital SDN BHD, a Brunei company (“Azur”); and (iii) the Company.  The second agreement is between Azur and the Company.  Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed but unimproved by infrastructure equipment fiber optic cable located in China (“the Sino Crossings Network”) with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the Sino Crossings Network.  The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers.  On December 2, 2011 the Company and Azur amended their agreement to require Azur to undertake additional duties. On that same date, the Company issued 150,000 Shares to Azur.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement (“GBNC Agreement”).  Each party is contractually obligated to contribute certain resources in order to deploy and operate a WBA network in China.  GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”).  GBNC currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with majority control of each entity’s board of directors.  The Company expects that this corporate structure will allow it to consolidate the financial activity of this joint venture.  The Company is required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 base transceiver stations (“BTS”) plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide. On December 22, 2010, the Company issued 50,000 Shares valued at $1,010,000.  The value established is based on the closing Share price of the Company’s Shares as of the date the GBNC Agreement was signed.

As of June 30, 2012, the Company determined that no impairment of its investments in either the GBNC or Sino Crossing entities is required. However, subsequent to June 30, 2012, the Company has determined that an impairment of its investment in Sino Crossings may be appropriate to report in the period ending September 30, 2012 (See Note 20, Subsequent Events).

Acquisition of 75% Equity Interest in Herlong and its Subsidiaries Novi-Net and Montenegro Connect (See Note 19)

On December 6, 2011, the Company entered into the Herlong Business Cooperation Agreement with 7L and others to acquire a 75% equity interest in Herlong and its operating subsidiaries, Novi-Net and Montenegro Connect.  The Republic of Croatia granted Novi-Net a nationwide license to provide WBA and related services.  The license grants the use of 63 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 BTS to provide WBA and related services to approximately 1,500 subscribers.  Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity interest in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (actual amount paid was $668,402 USD) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately  $649,546 USD based on the exchange rate on the closing date) deposit on an initial equipment order placed with ZTE.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total shares issued and outstanding.

Acquisition of 75% Equity Interest in Zapna (See Note 19)

On April 3, 2012, the Company, through its subsidiary Gulfstream Seychelles, entered into and closed the Zapna SPA with Zapna and its sole shareholder, Omair Khan (“Khan”).  The material terms of the Zapna SPA are as follows:

1.               Zapna’s capital stock consists of 100 authorized shares (“Zapna Stock”), of which all 100 shares have been issued to Khan, who has transferred 75 shares (“the Purchased Shares”) to Gulfstream Seychelles;

2.               The purchase price for the Purchased Shares is 66,667 shares of the Company’s Series A Common Stock, which the Company has issued in the name of Alhamd Holding Company, a new Danish corporation Khan formed;

3.               The closing took place upon the signature of all the parties, with the exchange of shares described above following as expeditiously as possible;

4.               Alhamd Holding Company is required to pledge all 25 shares of Zapna Stock (“Pledged Zapna Shares”) and all 66,667 of the Purchase Price Shares in favor of the Company as collateral for any liability of Kahn or Zapna for any claim for indemnification pertaining to breach of any representation or warranty by Kahn or Zapna under the Zapna SPA. Such pledge of the shares is pursuant to a pledge agreement attached to the Zapna SPA (“Pledge Agreement”). Subject to the Pledge Agreement, the pledge agent is required to release to Kahn or as Kahn directs: (i) the Purchase Price Shares 180 days following the closing date; and (ii) the Pledged Zapna Shares on the third anniversary of the closing date;

5.               Zapna’s board of directors is comprised of five directors, of which the Company has the right to appoint three and Kahn the right to appoint two.  Kahn’s directors have veto rights over certain fundamental decisions, including purchase of subsidiaries, public listing of Zapna’s assets, declaring bankruptcy or similar proceedings, or termination of employment of any of the three members of Zapna’s senior management, Khan, Hamad Raza and Connie Duedahl;

6.               Khan, Hamad Raza, and Connie Duedahl are eligible to participate in the Company’s employee stock option plan on the same basis as other senior management representatives of the Company of equal rank and upon similar criteria for award of options; provided that Zapna’s financial performance is expressly a criteria for an award of stock options of the Company.  Hamad Raza will continue to act as Zapna’s Chief Executive Officer at a salary reflected in a 2012 budget the Company has approved.  The Company has agreed to cover Zapna’s budgeted negative EBITDA, as reflected in the approved 2012 Zapna budget;

7.               The Company will assist Zapna in obtaining a favorable distributorship and other contractual relationships with Taisys Holding Co., Ltd. and its subsidiaries.  The Company will also provide Zapna access to and favorable relationships with each of the Company’s current and future operating subsidiaries.  The Company and Zapna will develop a strategic plan to exploit synergies between their respective operations as soon as the agreement has been signed and within 3 months thereof; and

8.               Kahn is granted certain “tag along” rights and rights of first refusal in the event the Company seeks to sell a controlling interest in Zapna.

Zapna launched commercial service in Denmark in 2010 and has since rolled out service with partners in several countries including Sweden, Norway, Finland, Spain, Germany and Holland. Zapna offers solutions for telephony operators and subscribers (and adaptable to WBA operators and subscribers) including mobile application IP rights, prepaid and postpaid billing platforms, front end portals, administration modules, roaming, SMS and voice termination services, and products to deliver such services. Zapna’s products and services include distribution rights to a SIM overlay technology that provides subscribers access to reduced cost international long distance and roaming charges using their own mobile telephone. Zapna currently has 11 employees with headquarters in Denmark and a development team in Pakistan.

Acquisition of 75% Equity Interest in VN Tech

VN Tech has expertise, relationships and contracts to become a leading international manufacturer, integrator, and applications developer and patent holder for hydrogen and fuel cell power supply systems (“Fuel Cell Systems”) utilized in WBA networks. On April 1, 2011, the Company, VN Tech, and VN Tech’s sole shareholder Luo Hongye (“Luo”) entered into a Subscription and Shareholder Agreement (“the VN Tech Original Agreement”).  Under the VN Tech Original Agreement, the parties were to form a series of entities including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company, and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WFOE”) under PRC law. The Company would subscribe to 51% and VN Tech PRC to 49% of the equity interest of the entities comprising the joint venture. VN Tech would assign to WFOE its tangible and intangible assets associated with Fuel Cell Systems, for which the Company would pay VN Tech 5 million of its shares of Series A Common Stock.

The parties subsequently formed the Hong Kong company contemplated under the VN Tech Original Agreement, VN Tech Investment, Ltd. (HK) (“VN Tech HK”).  The parties are in the process of forming the Cayman Island company under the name VN Tech Investment, Ltd., a Cayman Island corporation (“VN Tech Cayman”).

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated Subscription and Stockholder Agreement (“the VN Tech A&R Agreement”) with VN Tech and Luo. Under the VN Tech A&R Agreement, the parties deem it no longer necessary to form a WFOE in connection with this transaction. Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech A&R Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75% and Luo is subscribing to the remaining 25% in the entities directly, instead of through VN Tech.  Also under the VN Tech A&R Agreement, the consideration the Company is paying Luo (instead of VN Tech) is increased from 50,000 to 10,000 shares of the Company’s Series A Common Stock. The terms of the VN Tech A&R Agreement are otherwise similar, but not identical to, the VN Tech Original Agreement, which the VN Tech A&R Agreement supersedes entirely. The material terms of the VN Tech A&R Agreement are as follows:

1.               The Company will subscribe to 75% and Luo to 25% of the stock of VN Tech HK.  Upon completion of the formation of VN Tech Cayman, the parties will assign their respective equity interests in VN Tech HK to VN Tech Cayman in exchange for the same percentage of equity interest in VN Tech Cayman, such that VN Tech Cayman will become the holding company for VN Tech HK and VN Tech.  In consideration for their respective interests in the business model, Luo will assign to VN Tech HK all of his stock or other equity membership interest in VN Tech and the Company will pay Luo 100,000 shares of its Series A Common Stock, which includes 50,000 Shares called for but not yet issued pursuant to the VN Tech Original Agreement. The Company will control the boards of directors of each of VN Tech Cayman, VN Tech HK, and VN Tech through the right to appoint four of five directors in each company;

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

4.               In the event the free cash flow and/or net operating income generated from the operations of VN Tech PRC and/or VN Tech HK exceeds the amount required for: (i) working capital requirements; (ii) payment of tax or provision therefore; (iii) outstanding loan obligations, and (iv) reserves for contingent future liabilities, any surplus profits will (to the extent allowed by applicable law) be distributed to the shareholders of VN Tech Cayman in full by way of dividends; and

5.               The VN Tech A&R Agreement became effective on April 22, 2012, when it was signed by all parties (“VN Tech Effective Date”).  The VN Tech Effective Date also constitutes the “Closing,” as that term is commonly understood in transactions of this nature.  All transfers of stock and other formalities described in the VN Tech A&R Agreement are considered contractual obligations subsequent and not conditions precedent to the rights and obligations of the parties contemplated in the VN Tech A&R Agreement.  On April 22, the Company issued 100,000 shares of its Series A Common Stock to Luo pursuant to the VN Tech A&R Agreement.

VN Tech recently completed an initial round of test trials commissioned by China’s largest mobile telephone operator, China Mobile Limited. China Mobile Limited has submitted a comprehensive report of the test trial results to key ministries of China’s Central Government. Meanwhile, China Telecom Corporation, China’s largest fixed line telephone operator, has also commissioned VN Tech to construct trial test sites in Beijing on its behalf. China’s Communications Standards Association has designated Luo to head the technical committee that will develop national standards and specifications in China for the use of hydrogen fuel cells in the telecommunication industry. After adoption, these standards will also be submitted to the Telecommunications Standards Sector of the International Telecommunication Union.

NOTE 5	INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses, customer lists, workforce and goodwill and are amortized over the estimated life of three to ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three-month periods ended June 30, 2012 and 2011, the Company recorded amortization of $5,085 and $6,884 respectively, and for the six-month periods ended June 30, 2012 and 2011, the Company recorded amortization of $10,170 and $11,737, respectively, as a charge to current period operations.

NOTE 6	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2012	December 31, 2011
Accounts payable and accrued compensation	$5,463,953	$9,531,751
Accrued interest on indebtedness	537,299	514,977
	$6,001,252	$10,046,728

NOTE 7	CONVERTIBLE NOTES

Convertible notes as of June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30,	December 31,
	2012	2011
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $0.95 per Share. The Company is currently in default.	$80,000	$200,834

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	298,923	419,757
Less current maturities	(298,923)	(419,757)
Long term portion	$–	$–

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

Since the Company’s date of inception through June 30, 2012, the Company amortized $39,629,290 as interest expense.  For the six month periods ended June 30, 2012, and 2011 the amortization was $0 and $0, respectively.

The Company also entered into the Amended Convertible Notes, dated November 17, 2008, with numerous Convertible Note holders for the modification of certain terms and conditions contained in the previously issued Convertible Notes.  The Company issued an aggregate of $20,979,572 in Amended Convertible Notes in exchange for $17,389,776 of previously issued Convertible Notes, for a 20% inducement premium and accrued interest. The Amended Convertible Notes accrue interest at 10% per annum, payable at maturity and were due on December 31, 2009.  The Amended Convertible Note holders had an option to convert any unpaid note principal and accrued interest to Shares at the lesser of: (i) $0.95 per Share; or (b) 80% of the volume weighted average of the closing bid price for the Shares on the OTCBB for the ten-day period prior to the convertible note holder’s election to convert. The convertibility feature of the Amended Convertible Notes expired at maturity. The effective interest rate at the date of inception was 304%.

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

NOTE 8	NOTES PAYABLE

Notes payable at June 30, 2012 and December 31, 2011 were comprised of the following:

	June 30,	December 31,
	2012	2011
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$35,488	$35,488
Note payable, due 08/12/2008 (currently in default)
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	–	41,420
Note payable, due 8/4/10, unsecured; interest at 12% per annum
Note payable, due 2/15/13, secured by equipment; interest at LIBOR (at rate of 0,7799% at December 31, 2011) plus 2.5% per annum with three semi-annual principal payments of beginning 2/5/12	3,624,888	3,624,888
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum	684,210	–
Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum	191,579	–
Note payable, dated July 26, 2006 is due on October 1, 2016 and accrues interest at 8% per annum	67,582	–
Note payable, dated February 1, 2012 is due on March 1, 2015 and accrues interest at 8.7% per annum	119,690	–
Note payable, dated September 2, 2010 is secured by an automobile, due on August 15, 2015 and accrues interest at 10.45% per annum	8,103	–
Note payable, dated December 30, 2010 is secured by an automobile, due on February 1, 2014 and accrues interest at 8.8% per annum	25,698	–
Line of Credit Loan Agreement and Promissory Note (“First Note”), due12/31/11, unsecured, interest at 10% per annum. Although the credit limit under the First Note was $5,000,000 and the due date of the First Note was December 31, 2011, Isaac Organization, Inc. (“Isaac”) advanced funds to the Company in excess of the credit limit, including advances made after the due date of the First Note	6,529,313	6,289,474
Total	11,286,551	9,991,270
Less current maturities	(9,011,375)	(7,598,569)
Long term portion	$2,275,176	$2,392,701

Line of Credit Loan Agreement and Promissory Note

On July 1, 2011, the Company entered into the First Note with Isaac. In the First Note, the Company may borrow up to $5.0 million pursuant to funding requests from the Company.  For each funding request, Isaac retains 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback is added to the principal balance and accrues interest along with the amount disbursed and outstanding from time to time.  Amounts borrowed pursuant to the First Note bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance of the First Note is due.  The principal balance borrowed became due and payable on December 31, 2011.  As of December 31, 2011, the principal and interest owing on the First Note was $6,289,474.

Isaac Agreement with the Company Related to the First Note and Second Note, the Second A&R Isaac SPA and Option to Acquire Interest in VN Tech

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

The Extension Agreement grants Isaac an option to, at any time, convert all or any portion of the balance of principal and interest due under the First Note to Shares in favor of Isaac or any of its assigns.  The details of the conversion feature are to be agreed when the Company has additional authorized Shares available for issuance (this convertibility feature has been eliminated pursuant to an Amended and Restated Loan Agreement between the parties dated April 25, 2012).

The Extension Agreement also grants Isaac an option to acquire the Company’s 51% joint venture interest in its agreement with VN Tech. The Extension Agreement provides that the price of Isaac’s option is to be determined based on Isaac’s due diligence and a mutually agreed valuation of the VN Tech joint venture.  If Isaac exercises its option to acquire the Company’s 51% interest in VN Tech, the agreed value of that interest will be treated as an offset to the amount otherwise due under the First Note. Isaac’s option to acquire the Company’s interest in VN Tech has been eliminated pursuant the Amended and Restated Loan Agreement between the parties dated April 25, 2012.

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

On April 25, 2012, the Company entered into an Amended and Restated Loan Agreement (“Isaac A&R Loan Amendment”) with Isaac.   The Isaac A&R Loan Amendment supersedes the terms of the Extension Agreement with Isaac described above. Under the Isaac A&R Loan Agreement, the First Note is cancelled and substituted for fourteen promissory notes in the principal amount of $500,000.00 each (“Amended Isaac Note #1 through Amended Isaac Note #14,” respectively), plus one promissory note in the amount of $425,102 (“Amended Isaac Note #15).  The maturity date of the Amended Isaac Note #1 is April 30, 2012, and the maturity date of each succeeding Amended Isaac Note #2-#15 is the 15th day and the last calendar day of each month in succession after April 30, 2012.  Interest accrues on each Amended Isaac Notes at 10% per annum from February 23, 2012.  The Company may prepay any of the Amended Isaac Notes in whole or in part prior to their maturity date without penalty.

The A&R Loan Agreement confirms the cancellation of the previous stock purchase agreements between the Company and Isaac, as amended, remain cancelled.  All other terms of the Extension Agreement that are not consistent with the Isaac A&R Loan Agreement are of no further force and effect.  The A&R Loan Agreement recites that it has no effect on the Second Note also entered into between the Company and Isaac on February 23, 2012.

On April 27, 2012, the Company issued 336,932 Shares in settlement of Note #1, consisting of a pay-off of $500,000 and accrued interest of $8,767.

On June 13, 2012, the Company issued to Isaac 606,127 Shares in settlement of Note #2, consisting of a pay-off of $500,000 and accrued interest of $15,205.

Kevin J. Morrell Revocable Trust Promissory Note

On February 24, 2012, the Company entered into a Promissory Note with the Kevin J. Morrell Revocable Trust in the principal amount of $684,210 (“the Morrell Note”). The disbursement amount of the Morrell Note is $650,000. Morrell will retain from the Morrell Note a 5% Holdback as a set-up fee and compensation for Morrell’s due diligence. The difference between the disbursement amount and the principal amount represents a 5% Holdback fee, as a set-up fee and compensation for Morell’s due diligence. The maturity date of the Morrell Note is February 24, 2013. The Company may prepay the Morrell Note in whole or in part prior to its maturity date without penalty. The Morrell note bears interest on the unpaid principal balance at 10% per annum.

Line of Credit Promissory Note with David S. McEwen

On April 26, 2012, the Company entered into a Line of Credit Promissory Note with David S. McEwen (“McEwen Note”) in the principal amount of $1,052,631.50. The disbursement amount of the McEwen Note is up to $1,000,000. McEwen will retain from each disbursement a 5% Holdback as a set-up fee and compensation for McEwen’s due diligence. The difference between the disbursement amount and the principal amount represents the 5% Holdback. The maturity date of the McEwen Note is April 25, 2013. The Company may prepay the McEwen Note in whole or in part prior to its maturity date without penalty. The McEwen Note bears interest on the unpaid principal balance at 10% per annum.

Contemporaneously with the execution of the Morrell Note, the Company is maker on the Second Note with Isaac. The Second Note with Isaac provides that the Company and Isaac agree to add a conversion feature granting Isaac an option to convert all or a portion of the balance of the principal and interest due under the Second Note with Isaac to Shares. The details of the conversion feature will be agreed to between the parties when the Company has additional authorized Shares available for issuance. Upon such amendment or substitution of the Second Note with Isaac, the Company agreed to amend or substitute the Morrell Note with a promissory note containing identical conversion features to the Second Note with Isaac.

Line of Credit Promissory Note with Weal Group, Inc.

On March 5, 2012, the Company entered into a Line of Credit Promissory Note with Weal Group, Inc. (“Weal”) in the principal amount of $1,052,632 (“Weal Note”).  The disbursement amount of the Weal Note is $1,000,000,000.  Weal retains a 5% Holdback fee, as a set-up fee and compensation for Weal’s due diligence.  The difference between the disbursement amount and the principal amount represents the Holdback fee.  The maturity date of the Weal Note is March 5, 2013.  The Company has the right to prepay the Weal Note in whole or in part prior to its maturity date without penalty.  The Weal Note bears simple interest on its principal amount at 10% per annum.

The Weal Note provides a conversion feature granting an option to convert all or a portion of the balance of principal and interest due under the Weal Note to Shares.  The details of the conversion feature will be agreed to between the parties to the Weal Note when the Company has additional authorized Shares available for issuance and when Isaac and the Company have agreed to a conversion feature as to the Second Note with Isaac.  Weal will have the same option to convert that Isaac will have when it is agreed to between the Company and Isaac with respect to the Second Note with Isaac.  Upon that agreement, the parties to the Weal Note will enter into an amendment to reflect the agreed upon conversion feature.

NOTE 9	NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes in default.  The judgments are accruing interest at rates between 3.6% and 10% per annum.  Accordingly, the carrying value of the Convertible Notes, accrued interest and legal fees on the judgments are recorded at $882,858 and $768,875 as of June 30, 2012 and December 31, 2011, respectively.  The principal balance of the three judgments totaled $829,893 and $715,911 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 10	DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $821,946) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At June 30, 2012, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 153 % and risk free interest rate of 0.5% and recorded non-operating loss of $38,384 representing the change in fair value from December 31, 2011.  The derivatives were classified as short-term liabilities.  The derivative liability at June 30, 2012 and December 31, 2011 was $259,298 and $220,914, respectively.

NOTE 11	NON CONTROLLING INTEREST

The following table summarizes the changes in Non-Controlling Interests:

	Vela Tel
	Peru	Herlong	Zapna	Total
Balance as of December 31, 2011	$(139,816)	$	$	$(139,816)
Purchase of non-controlling interest through acquisition	–	1,244,943	66,667	1,311,610
Period loss applicable to non-controlling interest for the period ended June 30, 2012	(42,336)	(39,007)	43,803	(37,540)
Balance as of June 30, 2012	$(182,152)	$1,205,936	$110,470	$1,134,254
Non-Controlling interest percentage	5%	25%	25%

NOTE 12	MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of June 30, 2012, Company has issued and outstanding 1,338,182 shares of its Series B Common Stock, with $0.001 par value.  The general attributes of the Company’s Series B Common Stock are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share and is, therefore, classified outside of equity for reporting purposes.  The balance at June 30, 2012 was $75,569 which is the deemed fair value of Series B Common Stock.

NOTE 13	STOCKHOLDERS' DEFICIENCY

As of June 30, 2012, the Company was authorized to issue 20 million shares of its Series A Common Stock, of which there were 10,552,702 Shares issued and outstanding.

The Company issued Shares for the six months ended June 30, 2012 as follows:

In January 2012, the Company issued 148,312 Shares in settlement of accounts payable in the amount of $1,000,341.

In January 2012, the Company issued 8,163 Shares in exchange for convertible debentures and related interest in the amount of $ 77,063.

In February 2012, the Company issued 835,976 Shares in settlement of accounts payable in the amount of $3,642,235. These amounts include the issuance of 431,661 Shares totaling $1,575,562 for compensation to independent contractors.

In March 2012, the Company issued 285,646 Shares totaling $848,369 in settlement of accounts payable attributable to compensation to independent contractors.

In March 2012, the Company issued 8,163 Shares in exchange for convertible debentures and related interest in the amount of $ 77,063.

In March 2012, the Company issued 63,489 Shares totaling $196,815 in settlement of notes payable to a related party.

In April 2012, the Company issued 336,932 Shares in exchange for the conversion of a note payable and related interest in the amount of $508,767.

In April 2012, the Company issued 30,214 Shares totaling $67,679 in settlement of accounts payable.

In April 2012, the Company issued 66,667 Shares totaling $200,000 in connection with the purchase of Zapna.

In April 2012, the Company issued 100,000 Shares totaling $224,000 in connection with its investment in VN Tech.

In May 2012, the Company issued 328,278 Shares totaling $731,819 in settlement of accounts payable.

In June 2012, the Company issued 10,771 Shares totaling $1,490,593 in settlement of accounts payable.

In June 2012, the Company issued 606,124 Shares in exchange for the conversion of a note payable and related interest in the amount of $515,205.

The restricted Shares issued to the aforementioned entities and individuals relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder based on the aforementioned knowledge of the Company’s operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these Shares.

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

4.               The maximum number of Shares available for issuance under the 2011 SOP is 750,000, no more than 300,000 of which may be awarded other than as options or stock appreciation rights, and no more than 500,000 of which may be awarded to any one participant in any one taxable year of the Company.  Shares issued pursuant to an award reduce the maximum Shares remaining available for issuance under the 2011 SOP; however, Shares that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance.  In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the 2011 SOP to avoid dilution or enlargement of the rights of participants under any prior award;

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

On July 15, 2011, the Company issued 375,000 options to purchase Shares at an exercise price of $13.00 per Share.  The options were issued to eligible recipients under the 2011 SOP.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	375,000	$13.00
Granted
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2012	375,000	$13.00		$-

Exercisable, June 30, 2012	375,000	$13.00		$-

NOTE 14	WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s Shares.

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted Average Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$21.00	265,453	3.00	$21.00	265,453	$21.00
$21.00	344,887	3.50	$21.00	344,887	$21.00
$21.00	37,732	3.75	$21.00	37,732	$21.00
$21.00	102,279	4.00	$21.00	102,279	$21.00
$20.00	301,168	2.25	$20.00	301,168	$20.00
$18.00	86,444	2.50	$18.00	86,444	$18.00
	1,137,963			1,137,963

Transactions involving warrants are summarized as follows:

Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2011	1,137,963	$20.51
Issued	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2012	1,137,963	$20.51

NOTE 15	RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	June 30,	December 31,
	2012	2011
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$25,000
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	86,379	–
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Line of Credit Promissory Note, due 3/13/13, unsecured, interest at 10% per annum	644,386	–
Total	$1,131,238	$425,000

Accrued interest, as of June 30, 2012 and December 31, 2011, due to related parties was $102,962 and $83,778, respectively.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	June 30,	December 31,
	2012	2011
Advances to VelaTel	$19,765	$244,517
Advances to Gulfstream Seychelles	9,600	40,740
Advances to VelaTel Peru	91,365	470,618
Advances to Herlong	12,869	–
	$133,599	$755,875

In addition, the Company owes officers and related parties $209,709 and $237,268 as of June 30, 2012 and June 30, 2011, respectively, that are included in the Company’s accounts payable.

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

Trussnet Delaware subcontracted certain services developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc.  The Company’s President, Colin Tay, was formerly the Chief Executive Officer of Trussnet ADC Co. Inc.  The Company’s President, Mr. Tay, was the Chief Executive Officer of Trussnet ADC Co. Inc. in the past.  Mr. Tay no longer has any involvement with Trussnet ADC Co. Inc. in any respect.

Antonios Isaac

Since January 1, 2009, Antonios Isaac, individually, through Negotiart, Inc. and Negotiart of America, Inc., has received both restricted Shares and free trading Shares registered pursuant to Form S-8 for professional services rendered to the Company as an independent contractor.  In addition, Antonios Isaac is the beneficial owner of Shares issued to Isaac pursuant to the stock purchase agreements discussed above.

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

Threatened and Actual Legal Proceedings

As of June 30, 2012, the Company is subject to the following legal proceedings which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

The Gomez Litigation

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleged a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and sought damages in amount of $525,000 plus interest and costs.  The Company responded to the complaint.  The Company entered into a Stipulation for Entry of Judgment to resolve this litigation.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71 pursuant to a Settlement Agreement and Mutual General Release (“the Gomez Settlement Agreement”).  Commencing April 15, 2011, Gomez received $113,982.12 per month and was supposed to receive the same amount of the 15th of the following five months pursuant to the Gomez Settlement Agreement.  Thus far, the Company has made four of the six settlement payments to which Gomez is entitled.  The Company intends to complete its settlement payments to Gomez when sufficient funds to do so become available.  On March 7, 2012, Gomez filed papers with the Court to obtain a Writ of Judgment in an attempt to collect on the unpaid balance of the Gomez Settlement Agreement and associated costs therewith.  In addition, Gomez scheduled a judgment debtor’s examination of the Company’s Chief Executive Officer, George Alvarez, but that examination has been deferred as of June 30, 2012.

The Perezcalva Litigation

On August 7, 2009, a complaint was filed against the Company by Francisco Perezcalva (“Perezcalva”) in the United States District Court for the Southern District of California, Case No. CV09 1716H-POR.  The complaint alleges a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and sought damages in amount of $500,000 plus interest and costs.  The Company responded to the complaint.  The Company entered into a Stipulation for Entry of Judgment to resolve this litigation.  The Stipulation for Entry of Judgment provided for entry of a judgment in the amount of $500,000 plus interest and costs against the Company.   Effective as of October 18, 2010, the Company and Perezcalva entered into a Settlement Agreement and Mutual General Release related to the litigation (“the Perezcalva Settlement Agreement”).  The Perezcalva Settlement Agreement required the Company to pay $700,000 over a five-month period of time.  The settlement amount is being paid by issuing Perezcalva Shares.  The price per Share is equal to the volume-weighted average of the closing price of the Shares on the OTCBB for the ten-day period preceding the first day of the month in which a monthly settlement payment is being made.  All settlement payments have been made pursuant to the Perezcalva Settlement Agreement.  Counsel for Mr. Perezcalva is in the process of filing a Stipulation for Entry of Dismissal with prejudice of the entire case

The Olaechea Litigation

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

The Chinacomm Litigation

During May and June 2010, the Company paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which the Company had joint control with Chinacomm. These funds were intended for use towards capitalizing Yunji China. However, Chinacomm demanded that the Company make changes to the Gulfstream Subscription and Shareholders Agreement and to the TCP Subscription Agreement that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as the “chop”) of Yunji China. The Company rejected Chinacomm’s demands and refused to authorize the release of the funds held in Chinacomm Cayman’s bank account to Yunji China. The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.

Meanwhile, Chinacomm unilaterally decided to deploy the Chinacomm Network independent of what the Company had designed for each of the first 12 cities of the Chinacomm Network and without the Company’s approval. Chinacomm decided to deploy fully the Chinacomm Network in Beijing and Shanghai. The Company was unaware of any other activity by Chinacomm to deploy any of the remaining ten cities included Phase 1 of the deployment plan the Company designed and paid for in connection with the Chinacomm Network.

There were extensive negotiations over the course of the next year between representatives of the Company and Chinacomm, including face-to-face negotiations in Beijing on several occasions. During the fourth quarter of 2011 the Company retained the Hong Kong law firm of Lawrence K.Y.Lo & Co. to investigate Chinacomm and its affiliated company, CECT Chinacomm Shanghai Co. Ltd.

On November 18, 2011, the Company, along with TCP (“the Plaintiffs”), commenced litigation against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (“the Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“the Chinacomm Litigation”).

The Chinacomm Litigation arises out of the breach of numerous agreements between the Plaintiffs and some of the Defendants, including, but not limited to, the Framework Agreement and Subscription and Shareholders Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network. In addition, the Chinacomm Litigation arises out of the deceitful representations by certain of the Defendants in connection with the issuance of licenses by applicable regulatory agencies in the PRC for the operation of the Chinacomm Network. Finally, the Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Cayman has with Standard Chartered Bank (HK) Limited “(Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Cayman (“the Standard Chartered Accounts”) and into which the Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief, compensatory damages, including, but not limited to: (i) loss of profits; (ii) restitution; (iii) reinstatement of any funds taken from the Standard Chartered Accounts; (iv) an accounting of any funds taken from the Standard Chartered Accounts; (v) damages for the amounts the Company spent on: (a) a Request for Proposal; (b) the development of a WBA Deployment Guide Book which includes the specifications for the design and market for each of the 12 cities comprising Phase 1 of the Chinacomm Network, equipment testing and procurement, deployment, office planning and staffing; (c) site acquisition to be utilized in connection with the 12 Phase 1 cities; (d) radio frequency engineering; (e) the architectural and engineering work for each of the 12 Phase 1 cities; and (v) court costs, and further and other relief as the Court may deem appropriate.

On November 18, 2011, the High Court issued an ex parte order granting the Plaintiffs’ application for injunctive relief, ordering that Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Qiu Ping and Yuan Yi be restrained until further order of the High Court from: (i) dealing in the Standard Chartered Accounts; (ii) incurring any liability, creating charges, mortgages, encumbrances or liens to the detriment of Chinacomm Cayman; (iii) transferring or changing the existing shareholdings or proceeding with deregistration or dissolution of Chinacomm Cayman; and (iv) disposing of any fixed or current assets of Chinacomm Cayman. In addition, the High Court ordered Qiu Ping, the President of Chinacomm and CECT Chinacomm Shanghai Co. Ltd., and Yuan Yi, the Chairman of the board of directors of these two companies, from disposing of or otherwise dealing with these companies’ assets locally or worldwide for purposes of the orders in the amount of $4,749,599. In addition, the High Court ordered Chinacomm, Qiu Ping and Yuan Yi to disclose all relevant information related to the Standard Chartered Accounts within seven days of the aforementioned orders (collectively, the orders referred to herein as “the Injunction Order”). The Injunction Order was to remain in effect until November 25, 2011. On November 25, 2011, the Injunction Order was continued by the High Court until further order of the High Court.

On February 17, 2012, the Plaintiffs filed their complete Statement of Claim seeking the relief identified above.

On May 23, 2012, the Defendants filed their Defenses to the Statement of Claim and filed a Counter-Claim against the Plaintiffs. That Counter-Claim alleges breaches of the agreements between the parties and seeks damages and other relief as a result thereof.

On August 1, 2012, the Plaintiffs filed their Reply to the Defenses and Defenses to the Counter-Claims against the Plaintiffs.

On April 11, 2012, the High Court rejected the first Defendants’ application for withdrawing a sum HK$100,000 from the Standard Chartered Accounts for their legal costs and continued the Injunction Order in effect pending further order of the High Court.

On or about June 22, 2012, the Plaintiffs discovered that a sum of $4.5 million of the deposited funds in the Standard Chartered Accounts had been transferred by Qiu Ping of Chinacomm Cayman into a personal bank account with the DBS Bank (HK) Limited of another board member of Chinacomm, Feng Xiao Ming. The Plaintiffs joined Feng Xiao Ming as the tenth Defendant in the High Court Action and further obtained worldwide injunction against him up to the limit of $4.5 million. Meanwhile the Plaintiffs are pressing for disclosure of information from some of the Defendants concerning the movement of the unauthorized transfer the funds in order to trace back the money dissipated. The Plaintiffs believe that by further disclosure proceedings and tracing actions, the identities of the recipients can be uncovered and further Injunction Orders will be applied for.

On July 19, 2012, there was a hearing to determine whether the Injunction Order should remain in place pending the outcome of the litigation. Following oral arguments from both sides in the High Court, judgment was reserved. In the meantime, the two Injunctions Orders were continued until further order.

Joinmax Professional Services Agreement

On April 10, 2009, the Company and Joinmax Engineering & Consultants (HK) Ltd. (“Joinmax”) entered into an Agreement for Professional Services (“the Joinmax Professional Services Agreement”).  The professional services provided to the Company consisted of: (i) architectural and engineering services; (ii) project management services; (iii) site acquisition services; (iv) deployment supervision services; (v) general administrative services; and (vi) any other professional services the Company deems necessary.  The Company is obligated to pay Joinmax for the professional services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific professional services.  The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for professional services rendered to the Company.  The Shares are to be paid at a price equal to the lesser of: (i) $0.95 or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30 day period prior to each payment due date of an invoice.

ZTE Contracts with VelaTel Peru

On August 5, 2010, the Company’s 95% subsidiary, VelaTel Peru, entered into contracts with ZTE and ZTE Peru for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network.  The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services.  VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network.  This will provide geographic coverage of WBA in the seven cities where VelaTel Peru currently holds licenses.  The total of the first purchase orders is approximately $7.0 million for infrastructure equipment, for terminal equipment for resale to Perusat’s subscribers and for engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date in three equal semi-annual installments, including interest at the six-month LIBOR (London Inter-Bank Offered Rate) rate plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.  ZTE will issue VelaTel Peru a $3 million payment voucher towards network expansion which VelaTel Peru can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract.  The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing.  The contracts are subject to termination under certain commercial circumstances, including VelaTel Peru’s right to terminate at any time except as to purchase orders already issued, if VelaTel Peru determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the WBA licenses VelaTel Peru is able to secure.  On December 22, 2010, the Company paid $686,763 as the down payment and other amounts required for ZTE to begin manufacture of the first purchase orders for equipment and services. All equipment covered by the first purchase orders has been delivered and installed (except certain equipment for which VelaTel Peru has not obtained required building permits) and the VelaTel Peru Network has been launched and is in operation.

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

Executive Employment Agreement with Colin Tay

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future, and to issue him 669,091 shares of the Company’s Series B Common Stock.  The term of the Executive Employment Agreement commenced on November 1, 2010 and is scheduled to end on December 31, 2013; provided, however, that the term is automatically extended for one additional year on each anniversary of November 1, 2010, unless, not less than 90 days prior to each such date, either Colin Tay or the Company has given notice to the other that he or it does not wish to extend the term.  During the term, Mr. Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held corporations of similar size and character as the Company, or as may be prescribed by the Board.  Although the term is retroactive, the issuance of the Series B Common Stock was not.  That portion of the Executive Employment Agreement became effective when the shares of the Company’s Series B Common Stock were issued on April 12, 2011.

Business Agreement with ChangeWave, Inc.

On May 6, 2011, the Company and ChangeWave, Inc. (“ChangeWave”) entered into a Professional Services Agreement (“ChangeWave Professional Services Agreement”).  The term of the ChangeWave Professional Services Agreement is for one year, subject to a unilateral right to terminate by either party upon the other party’s receipt of a termination notice 30 days prior to the effective date of the termination.  The services to be provided to the Company are based upon the Company’s prior approval and include, but are not limited to: (i) investor relations; (ii) institutional targeting and roadshows; (iii) social media; (iv) e-direct marketing; (v) Facebook/Twitter shareholder management; (vi) web site/e-letter sponsorship; (viii) Company articles; and (iv) press releases.  ChangeWave was to be compensated at the monthly rate of $8,335 plus 83,335 Shares per month.  The first two payments were made in advance by May 13, 2011.  Thereafter, the monthly payments were to be made on the same date of the second month during the term of the ChangeWave Professional Services Agreement.  The Company was also obligated to pay the expenses ChangeWave reasonably incurs in connection with the services it provided to the Company.  ChangeWave provided services to the Company as an independent contractor and was responsible for the payment of any taxes or any other payments or obligations that may be claimed as owed by any unit of government, as a result of the payments made to ChangeWave by the Company.

On January 12, 2012, the Company terminated the ChangeWave Professional Services Agreement.

On April 27, 2012, the Company issued 3,021,363 Shares to ChangeWave in satisfaction of all outstanding obligations to ChangeWave pursuant to the Change Waive Professional Services Agreement.

NGSN Exclusive Services Agreement

On October 21, 2011, the Company entered into the NGSN Business Agreement with NGSN in China.  Under the NGSN Business Agreement, the Company is required to form a PRC operating company to be jointly owned with NGSN, but subject to the Company’s control.  The operating company will enter into an exclusive services contract with NGSN to deliver the information services and deploy and operate a 4G WBA network that will utilize TD-LTE technology.  The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment.  The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, the Company and NGSN entered into the NGSN Exclusive Services Agreement contemplated by the NGSN Business Agreement. The Company has completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of the wholly foreign owned enterprise (“WFOE”) that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement, the Company may begin providing services to NGSN through its existing WFOE, Beijing Yunji.

Aerostrong Business Agreement

On November 11, 2011, the Company entered into the Aerostrong Business Agreement with Aerostrong to provide telecommunications services to Aerostrong and its affiliates and customers. Under the Aerostrong Business Agreement, the Company, through Beijing Yunji, will enter into an Exclusive Service Agreement with Aerostrong to deliver WBA and related telecommunication services utilizing Aerostrong’s licenses combined with infrastructure equipment the Company will finance.  Aerostrong will pay Beijing Yunji service fees to be established in the Exclusive Services Agreement. Among other services, Beijing Yunji will deploy and operate the China Aerospace network for China Aerospace and its subsidiaries and affiliated enterprises.

On April 19, 2012, Beijing Yunji and Aerostrong entered into a Strategic Business Agreement (“Aerostrong Strategic Agreement”), which is the Exclusive Services Agreement contemplated under the Aerostrong Business Agreement described above. The material terms of the Aerostrong Strategic Agreement are as follows:

1.               The parties will cooperate on application of jointly approved WBA projects (each a “Cooperation Project”) for which the rights and obligations of each party will be set forth in a separate “Project Agreement.” Under the initial Cooperation Projects, the parties have agreed to develop: (i) the Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) the Shen Hua WBA special network project for railway; and (iii) the overload WBA surveillance projects in Shanxi Province. For each specific Cooperation Project, the parties will jointly formulate the budget and implementation plan and sign a Project Agreement in accordance with the principles set forth in the Aerostrong Strategic Agreement.

2.               For each Cooperation Project, Aerostrong will be responsible for the development and follow-up of governmental markets and industrial markets.  Beijing Yunji will be responsible to provide the following support:

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

Aerostrong will not delegate or subcontract any part of a Cooperation Project without the prior written consent of Beijing Yunji.  If the implementation of any part of a Cooperation Project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work;

3.               The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all Cooperation Projects are completed and Beijing Yunji receives the last payment from Aerostrong.  During the term, neither party has the right to terminate the Aerostrong Strategic Agreement, except in the event of breach by the other party or the business operation term of the other party expires or is otherwise discontinued.  Early termination due to breach does not affect the right of a party to pursue claims against the other party;

4.               For each Cooperation Project, Aerostrong will: (i) prepare relevant materials required by clients, send relevant staff to coordinate with Beijing Yunji for implantation of relevant work, and bear relevant costs; (ii) where Aerostrong signs a Cooperation Project Agreement with a project owner, remit payment to Beijing Yunji from payments it receives from the owner according to the agreement between Aerostrong and Beijing Yunji for such Cooperation Project; and (ii) designate a contact person to communicate with Beijing Yunji at all times during implementation of a Cooperation Project;

5.               For each Cooperation Project, Beijing Yunji will: (i) cooperate with Aerostrong and provide necessary information; (ii) during development of a Cooperation Projects, prepare tender documents, equipment cost estimates, site surveys, engineering cost estimates, overall budget control, and bear relevant costs; (iii) during its service to Aerostrong, strictly comply with Chinese laws, regulations and relevant policies, particularly those regulations in relation with internet operation security, information security and state security, and accept supervision and relevant advice from Aerostrong; and (iv) designate a contact person to communicate with Beijing Yunji at all times during implementation of a Cooperation Project; and

6.               With the exception of information that has already come into the public domain through no fault or disclosure by the receiving party, all information provided by both parties will be deemed confidential business information and will only be used for purposes of the Cooperation Projects. Neither party will disclose any information to a third party, unless the other party has agreed in writing, and shall be liable for any losses caused by its unauthorized disclosure.  The term of confidentiality shall be the 730th day after termination of the Aerostrong Business Agreement.

VeratNet Network

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement (“Standby BCA”) with 7L and others to acquire a controlling interest in Kerseyco and its operating subsidiary, VeratNet.  The following discussion summarizes the terms of the Standby BCA because the Standby BCA was in force as of the period ending June 30, 2012. However, on August 16, 2012, the parties to the Standby BCA entered into an agreement terminating all rights and obligations under the Standby BCA due to frustration of purpose. The termination is discussed further in Note 20, Subsequent Events.

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

At such time as is advantageous, either before or after the signing or closing of the Standby BCA, the Company may decide to increase its equity interest in Kerseyco to 65% (“the Company’s 65% Investment”) in exchange for an increased level of capital expenditures, operating expenses, debt service and other negative cash flow associated with expanding VeratNet’s WBA network to a total of 26 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support, office space required at such subscriber service levels.  The Company’s minimum cash commitment (“the Company’s 65% Cash Commitment”) is €3,000,000, which amount is inclusive of the Company’s 51% Cash Commitment, payable as: (iv) the full value of the down payment for any of the equipment included in the Company’s 65% Investment and not previously paid to ZTE pursuant to the Company’s 51% Investment; (v) the same €350,000 at closing of the Standby BCA, if the Company decides to make the Company’s 65% Investment instead of the Company’s 51% Investment; and (vi) additional installments of at least €250,000, each payable the earlier of every 90 days following closing of the Standby BCA or following the last payment made pursuant to the Company’s 51% Investment, until the Company’s 65% Investment is paid in full.

At such time as is advantageous after the closing of the Standby BCA, either as a result of subscriber growth within VeratNet’s existing license territory, and/or if VeratNet is awarded licenses covering additional geographic regions in Serbia, the Company may increase its equity interest in Kerseyco to 75% (“the Company’s 75% Investment”) in exchange for an increased level of capital expenditures, operating expenditures, debt service and other negative cash flow associated with expanding VeratNet’s WBA network to a total of 50 BTS and other components of equipment and software capable of delivering WBA service to a minimum defined subscriber service level, along with expenses associated with administration, sales, marketing, customer support, office space required at such subscriber service levels.  The Company’s minimum cash commitment (“the Company’s 75% Cash Commitment”) is €4,200,000, payable as: (vii) €400,000 upon the Company’s decision to increase to Investor’s 75% Investment; (ii) the amount required as down payment on any of the equipment included in the Company’s 75% Investment and not previously paid to either ZTE or the Company pursuant to the Company’s 51% and 65% Cash Commitments combined; and (vii) additional installments of at least €250,000, each payable the earlier of every 90 days following losing of the Standby BCA or following the last payment made pursuant to the Company’s 51% and/or 65% Cash Commitment, until the Company’s 75% Cash Commitment is paid in full.

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

Equipment Contracts for Montenegro Connect and Novi-Net WBA Networks

On May 10, 2012, the Company entered into three related contracts and three purchase orders with ZTE for the supply of infrastructure equipment and software for the Company’s WBA projects in Croatia and Montenegro. The aggregate price of the goods covered by the three contracts and the purchase order associated with each contract is $7,001,870.10. The components of each contract / purchase order are described as follows:

Equipment Contract and Purchase Order for Montenegro Connect. Total contract price $820,304.29 for 25 BTS, including their back up power supply and installation materials, 32 microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Equipment Contract and Purchase Order for Novi-Net. Total contract price $1,280,256.81 for 50 BTS, including their back up power supply and installation materials, nine microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Software Contract and Purchase Order for Herlong. The total contract price is $4,901,309.00 for all software associated with the equipment described above, including access gateways, lawful interception gateways, elements management, network management systems, operations maintenance, universal subscriber databases, switching and router software, and mobile broadband wireless BTS software systems.

Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries. Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net. The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price. The Company has previously paid $1 million as aggregate down payment for all contracts, and will pay $300,000 additional down payment within 15 days of the date the contracts and purchase orders were signed, and $200,000 additional down payment within 15 days of the date the equipment and software is available for inspection at the port of delivery, Hong Kong. Each past and future installment of down payment has been allocated pro rata in relation to the total contract price for each contract. The contract terms common to all three contracts and all three purchase orders are as follows:

All equipment and software includes a one-year warranty.

The delivery terms are “FCA Hong Kong.” The Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax.

The purchase price, net of down payment described above, is seller financed by ZTE for 2.5 years, with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of the grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment will include principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract, and

Each contract provides for protection of intellectual property and other confidential information, and events, circumstances or limitations describing the rights of either party to delay performance, assign rights, terminate, or enforce remedies through arbitration under each contract, all upon terms the Company believes to be standard in commercial contracts of a similar nature.

On July 3, 2012, pursuant to the agreement between the Company and Ironridge Global, IV (“Ironridge”) described below in Note 20, Subsequent Events, ZTE assigned to Ironridge all right to its account receivable with the Company for the remaining $500,000 down payment. Ironridge paid ZTE the first $300,000 installment of the remaining down payment on or about August 13, 2012, and is obligated to pay ZTE the remaining $200,000 installment on or about September 13, 2012.

As of the date of this Report, all equipment and software covered under the ZTE contracts for the Company’s WBA project in Croatia and Montenegro has been manufactured and delivered to Hong Kong by ZTE. The Company has caused all of the equipment and software to be delivered to its final country destination, except for certain microwave equipment that is part of the Montenegro purchase order that was back-ordered and manufactured later by ZTE. It is currently in transit to Montenegro.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited Condensed Consolidated Financial Statements consisted of the following items as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$-	$-	$259.298	$259.298

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of December 31, 2011	$220,914
Change in value of derivative liability during 2012	38,384
Ending balance as of June 30, 2012	$259,298

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

Basic net loss per Share is computed by dividing net loss by the weighted average number of shares of the Company’s Series A Common Stock outstanding during each period.  It excludes the dilutive effects of potentially issuable Shares, such as those related to Convertible Notes.  Diluted net loss per Share is calculated by including potentially dilutive Share issuances in the denominator.  However, diluted net loss per Share for the period from June 30, 2011 through June 30, 2012 does not reflect the effects of Shares potentially issuable upon conversion of Convertible Notes and outstanding warrants.  These potentially issuable Shares would have an anti-dilutive effect on the Company’s net loss per Share

NOTE 19	ACQUISITIONS

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 ($668,402 USD) down payment towards the total budgeted capital and operating expenses, plus the Company has committed to invest another $3,065,767 into Herlong.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total shares issued and outstanding.

On April 3, 2012, the Company, through its subsidiary Gulfstream Seychelles, entered into and closed the purchase of 75% of the outstand shares of Zapna. The Company issued 6,666,667 shares of the Company’s Series A Common Stock valued at $200,000.

The Company acquired both Herlong and Zapna to expand its operations into Europe.

Both transactions were accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets and liabilities acquired as follows:

	Zapna	Herlong	Total
Cash	$60,536	$602,690	$663,226
Accounts receivable	1,188	471,438	472,626
Inventory	–	295,421	295,421
Prepaid expense	5,186	98,769	103,955
Property and equipment	–	246,117	246,117
Intangible assets	285,508	760,101	1,045,609
Accounts payable and accrued expenses	(85,751)	(305,221)	(390,972)
Note payable	–	(255,311)	(255,311)
Non Controlling interest	(66,667)	(1,244,943)	(1,311,610)
Purchase price	$200,000	$669,061	$869,061

The above allocations are preliminary and subject to change. The preliminary purchase price allocated to goodwill is $285,508.

The operating results of both Herlong and Zapna are included in the accompanying consolidated statements of operations from the respective acquisition dates. Herlong’s and Zapna’s operating results from their respective acquisition dates to June 30, 2012 are as follows:

	Zapna	Herlong	Total
Revenue	$516,591	$224,354	$740,945
Cost of revenue	270,916	40,533	311,449
Gross profit	245,675	183,821	429,496
Operating expenses	70,463	379,412	449,875
Income (loss) from operations	175,212	(195,591)	(20,379)
Net income (loss)	$175,211	$(156,027)	$19,184

NOTE 20	SUBSEQUENT EVENTS

Ironridge Global IV, Ltd. Financing of the Company

On July 5, 2012, the Company issued 1,170,000 Shares (“Initial Issuance”) to Ironridge Global IV, Ltd. (“Ironridge”). The Initial Issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims (“Order”) between the Company and Ironridge, in settlement of $1,367,693 of accounts payable of the Company which Ironridge had purchased from certain creditors of the Company (“Assigned Accounts”), in an amount equal to the Assigned Accounts plus fees and costs. The Assigned Accounts relate to: (i) the remaining down payment for infrastructure equipment and software purchased from ZTE for expansion of its Croatia WBA network and deployment of the Montenegro Connect WBA network; (ii) the cost of shipping, insurance and other transport logistics services to deliver the equipment and software described above from its place of manufacture in China to its ultimate destinations; (iii) the proof of funds deposit required as registered capital for formation of a PRC operating company pursuant to the exclusive services contract between the Company and NGSN; and (iv) amounts previously financed for consumer terminals delivered to VelaTel Peru as inventory for resale to customers.

The Order was entered on July 3, 2012 by the Superior Court of the State of California, County of Los Angeles, Central District. In addition to the Initial Issuance, the Order also provides for an adjustment in the total number of Shares which may be issuable to Ironridge, based on a calculation period for the transaction defined as that number of consecutive trading days following the date on which the Initial Shares have been issued, received in Ironridge’s account in electronic form and fully cleared for trading (“Issuance Date”) required for the aggregate trading volume of the Shares, as reported by Bloomberg LP, to exceed $6.5 million (“Calculation Period”). Pursuant to the Order, Ironridge will receive an aggregate of (a) 1,000,000 Shares, plus (b) that number of Shares (the "Final Amount") with an aggregate value equal to (v) the sum of the Claim Amount plus a 6% agent fee and plus Ironridge’s reasonable attorney fees and expenses (less $10,000 previously paid); and (vi) divided by 80% of the following: the volume weighted average price ("VWAP") of the Shares during the Calculation Period, not to exceed the arithmetic average of the individual daily VWAPs of any five of each consecutive twenty trading days during the Calculation Period (any increment with fewer than twenty trading days will have the days added to the final increment). The Order further provides that if, at any time during the Calculation Period, the total Shares previously issued to Ironridge are less than any reasonably possible Final Amount, or a daily VWAP is below 80% of the closing price on the day before the Issuance Date, Ironridge will have the right to request (subject to the limitation below), and the Company will, upon Ironridge’s request, reserve and issue additional Shares (each, an "Additional Issuance"), subject to a 9.99% beneficial ownership limitation specified in the Order. At the end of the Calculation Period: (vii) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall issue additional Shares to Ironridge, up to the Final Amount; and (viii) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining Shares to the Company and its transfer agent for cancellation.

In connection with the transaction, Ironridge represented that it does not hold any short position in the Shares and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the Shares.

The issuance to Ironridge is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

Series B Stock Issuance to Officers of the Company

On July 10, 2012, and pursuant to section 78.315 of the Nevada Revised Statutes (“NRS”), the Board executed a Unanimous Written Consent authorizing three separate corporate actions. The Board approved the issuance of a total of 661,817 Series B Shares to three officers of the Company as follows: (i) Executive Vice President Legal, General Counsel and Secretary, Kenneth L. Waggoner, 220,605 Series B Shares; (ii) Chief Financial Officer, Carlos Trujillo, 220,606 Series B Shares; and (iii) Vice-President of Mergers & Acquisitions, Kenneth Hobbs, 220,606 Shares (“Series B Issuance to Officers”). The Series B Issuance to Officers became effective on July 18, 2012.

As of July 10, 2012, there were issued and outstanding 11,722,702 Series A Shares, and 1,338,182 Series B Shares. The previously issued and outstanding Series B Shares are either owned or controlled via irrevocable proxies by two members of the Company’s management: Chief Executive Officer George Alvarez holds proxies for 669,091 Series B Shares, and President Colin Tay owns 669,091 Series B Shares. Inasmuch as each B Share is entitled to ten votes per share, management would lose control of the voting power of the Common Stock upon the future issuance of approximately 166 million additional Series A Shares in the aggregate. The Board believed it is in the best interests of the Company to maintain management control, including avoidance of the expense of soliciting proxies for corporate actions requiring shareholder approval. The Board further believed it is in the best interests of the Company to diversify the voting power among members of the executive management team. The Series B Issuance to Officers accomplishes these goals by issuing all remaining authorized but not previously issued Series B Shares equally (save one share for rounding) to three executive officers, none of whom previously owned or controlled any Series B Shares. Following the Series B Issuance to Officers, all 2,000,000 currently authorized Series B Shares will be issued and outstanding to five separate executive officers, which will preserve management voting control until a total of all 20,000,000 authorized Series A Shares will have been issued. The same ratios of authorized Series A Shares to authorized Series B Shares will be maintained as a result of the Reverse Stock Split and the Increase in Authorized Shares, discussed below.

The Reverse Stock Split

On July 10, 2012, the Board confirmed and finalized the terms of a reverse stock split whereby the number of: (i) issued Series A Shares; (ii) authorized Series A Shares; (iii) issued Series B Shares; and (iv) authorized Series B shares would all be reduced by a ratio of 100:1 (“Reverse Stock Split”). The Board had previously approved the Reverse Stock Split by a Unanimous Written Consent of the Board effective March 20, 2012, subject to an approval process through the Financial Industry Regulatory Authority (“FINRA”). FINRA approval having been obtained (subject only to filing a Certificate of Change with the Nevada Secretary of State) and shareholder approval not being required, the Board approved the filing of the Certificate of Change with the Nevada Secretary of State, which occurred on July 18, 2012. The Reverse Stock Split became effective upon confirmation of FINRA approval on July 23, 2012.

Increase in the Number of Authorized Shares of the Company’s Series A and B Common Stock

On July 10, 2012, the Board approved an increase in the number of authorized Series A Shares and Series B Shares that will be available for issuance following the Reverse Stock Split by a ratio of 50-for-1, whereby the total number of authorized Series A Shares would be 1,000,000,000 and the total number of authorized Series B Shares would be 100,000,000 (“Increase in Authorized Shares”). In addition, the Board recommended that the shareholders of Common Stock as of the Record Date defined below approve by majority written consent the Board’s authorization to effectuate the Increase in Authorized Shares.

Definitive Information Statement to Increase the Amount of Authorized Series A and B Common Stock

On July 10, 2012 and pursuant to section 78.320 of the NRS, the Company received, by written consent in lieu of a regular or special meeting, the approval of shareholders holding 2,207,384 shares of Common Stock, representing 56.8% of the total possible votes outstanding, an amendment of the Company’s Articles of Incorporation to effectuate the Increase in Authorized Shares.

The Board fixed July 10, 2012, as the record date (“Record Date”) for determining the shareholders entitled to give their written consent to the Increase in Authorized Shares. The shareholders who hold, as of the Record Date, a majority of the voting power of the Company’s Series A Common Stock and its Series B Common Stock executed a written consent resolution (“Majority Written Consent”) approving the Increase in Authorized Shares. Specifically, holders of 869,202 Series A Shares (with a power of one vote per share) and 1,338,182 Series B Shares (with a power of ten votes per share), equaling 56.8% of the total voting power of all of the Common Stock issued and outstanding as of the Record Date, were cast in favor of the Increase in Authorized Shares. Inasmuch as the shareholders of the Company’s Common Stock holding 56.8% of the voting power of the Company’s outstanding Common Stock had already approved the Increase in Authorized Shares, the Company did not seek approval for the Increase in Authorized Shares from any of the Company’s other shareholders, nor will they be given an opportunity to vote on the proposal to effectuate the Increase in Authorized Shares. All necessary corporate approvals were obtained by the Company, and the Definitive Information Statement was furnished to the Company’s shareholders solely for the purpose of providing advance notice to the Company’s shareholders of the Increase in Authorized Shares, as required by the Exchange Act.

Under Section 14(c) of the Exchange Act and Rule 14c-2 promulgated thereunder, a corporate action approved by Majority Written Consent cannot become effective until 20 days after the date a Definitive Information Statement is sent to the shareholders of the Company’s Common Stock. The Definitive Information Statement was scheduled to be mailed to the Company’s shareholders on or about August 1, 2012. Therefore, the Company estimates the effective date of the Increase in Authorized Shares to be on or about August 21, 2012, (“Effective Date”).

Azur Notice of Arbitration

On July 13, 2012, Azur served a Notice of Arbitration against the Company.  The claim was filed with the Hong Kong International Arbitration Centre (“HKIAC”) and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules (“UNCITRAL Arbitration Rules,”) for breach of the Sino Crossings Agreements.  The claim alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company in the amount of $2,000,000 for lost opportunities.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur, and named additional parties the Company requested be joined into the arbitration proceeding.  The parties are awaiting appointment of an arbitrator for the proceedings.

Because Azur’s arbitration claim presents an indication Azur no longer intends to perform its obligations under the parties’ agreements, the Company is evaluating but has not yet made a determination whether it will be necessary to impair the value of its investment in the Sino Crossings Joint Venture commencing with the period ending September 30, 2012.

Termination of Standby BCA for Acquisition of Kerseyco

On August 16, 2012, the Company, Kerseyco, 7L and the other shareholders of Kerseyco entered into an agreement terminating the rights and obligations of all parties under the Standby BCA for the Company’s acquisition of Kerseyco described in Note 16, Commitments and Contingencies, above. On July 10, 2012, Serbia’s Republic Agency for Electronic Communications (“RATEL”) denied the application of Kerseyco’s operating subsidiary VeratNet to replace equipment on any of VeratNet’s eleven existing transmission sites. RATEL had previously denied VeratNet’s application to expand its network on fifteen additional transmission sites. Although RATEL justified its decisions on the basis that it is currently changing the law whereby VeratNet and other operators will be entitled to participate in a spectrum tender process by which VeratNet may be awarded a national WBA license in exchange for its existing regional WBA license, there has been no progress in this process during the time the Standby BCA has been in effect. The parties concluded that the essential purpose of the Standby BCA had been frustrated through no fault of any of the parties.

Sales of Unregistered Securities of the Company

With the exception of the following sale of unregistered securities, all information required by Item 701 of Regulation S-K has been included in either a current Report on Form 8-K during the period covered by this Report or in the Company’s Report on Form 10-Q for the period ended March 31, 2012 and filed with the SEC on May 21, 2012:

On August 17, 2012, the Company issued 531,085 Shares and 531,085 warrants to America Orient, LLC in partial payment of a promissory note in the amount of $500,000 due May 31, 2012 in favor of Isaac Organization, Inc. and assigned to America Orient, LLC. Each warrant has an exercise price of $ 0.0845 and an exercise term of three years.  This sale of Shares resulted in a reduction of $20,904 in notes payable of the Company.

The restricted Shares issued to the aforementioned persons and/or entities relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder based on the aforementioned knowledge of the Company’s operations and financial condition and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these Shares.

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

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Report on Form 10-Q for the period ended June 30, 2012 and the Notes thereto, which form an integral part of this Report.

Corporate History

VelaTel Global Communications, Inc. (sometimes referred to in this Report on Form 10-Q for the period ended June 30, 2012, as “the Company”, “us”, “our” and “we”) was incorporated under the laws of the State of Nevada on September 19, 2005 under its former name, Mortlock Ventures, Inc., for the purpose of acquiring and developing mineral properties.  During the quarter ended March 31, 2008, the Company changed its business purpose and commenced concentrating on the telecommunications industry.  The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet Nevada (defined below) on May 21, 2008.

On May 21, 2008, we entered into a Reorganization and Merger Agreement pursuant to which our wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”).  Pursuant to the terms of the Reorganization and Merger Agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under Nevada law, as a result of which Trussnet Nevada, as the surviving corporation, became our wholly owned subsidiary.  In exchange for all of the issued and outstanding shares of common stock of Trussnet Nevada, we issued 66,909,089 shares of the Company’s Series B common Stock (“Series B Common Stock”).  In addition, pursuant to the Reorganization and Merger Agreement, certificates representing 57,500,000 shares of our Series A common stock (“Series A Common Stock” or “Shares”) held by our shareholders prior to the merger were returned to us and cancelled.

On July 25, 2011, we changed our name to VelaTel Global Communications, Inc.  We did so to better define our positioning as a key leader in deploying and operating wireless broadband access (“WBA”) networks worldwide.

During the first quarter of 2012, we commenced our planned operations as we deployed our WBA network in Peru.  Prior to that, we were a development stage company as defined by the ASC subtopic 915 Development Stage Entities.  We accumulated a deficit during our development stage of $253,600,984.

Executive Summary of Our Businesses

The Company currently holds investments or contracts in nine projects that we refer to as: (i) the VelaTel Peru Network; (ii) the GBNC Network; (iii) the VN Tech Fuel Cell Business; (iv) the Exclusive Services Agreement with NGSN; (v) the Exclusive Services Agreement with Aerostrong; (vi) the Sino Crossings Fiber Joint Venture; (vii) Zapna Voice Applications; (viii) the Novi-Net Network; and (ix) the Montenegro Connect Network.  The Company’s primary business model is to combine its engineering and deployment expertise, its equity funding relationships, its vendor partnership, radio frequency spectrum, fiber optic cable and concession rights assets acquired through a subsidiary or a joint venture relationship to create and operate WBA networks worldwide.  We offer or will offer internet access, voice, video, and data services to the subscribers of various WBA networks we own and/or operate.  The Company’s secondary business model is to distribute products and services used in connection with WBA networks, specifically hydrogen fuel cells used as a back-up power source for certain transmission equipment, and devices and services that enable lower cost voice long distance and voice and data roaming fees to subscribers of cellular, voice over internet protocol (“VoIP”) or WBA networks.  Each of these projects is summarized immediately below.  Each project is presented in the chronological order in which we first formalized our ownership or other legal rights in each project.  We have included references to projects or milestone events that occurred subsequent to the period ended June 30, 2012 to the extent such events are material to our ongoing operations.

Our present operational focus is on the deployment of WBA networks in emerging international markets, using either 2.5 GHz or 3.5 GHz radio frequency spectrum.  Our current businesses are in Peru, The People’s Republic of China (“PRC” or “China”), Croatia, Montenegro and Denmark.

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

Sino Crossings Fiber Joint Venture

On November 11, 2010, we entered into two related Subscription and Shareholder Agreements (“Sino Crossings Agreements”) pursuant to which the Company agreed to subscribe to 51% of the equity interest in China Crossing Cayman.  Azur Capital (NBD) SBN BHD (“Azur”) will subscribe to the other 49% of China Crossing Cayman.  China Crossing Cayman will, in turn, subscribe to 49% and Shanghai Ying Yue Network Technology Ltd. (“YYNT”) to 51% of the equity in a PRC corporation Azur is in the process of forming.  The Company will have the right to appoint a majority of the members of the boards of directors of all entities.  The Company expects this corporate structure will allow it to consolidate the financial activity of this joint venture.  Once formed and licensed to do business in China, YYNT will transfer ownership of certain fiber optic cable to the newly formed joint venture.  Sino Crossings will sell to third party telecommunication providers the right to utilize the fiber it manages and maintains in order for these third party telecommunication providers to connect and transport data to their subscribers for a fee to be charged by Sino Crossings.  The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers.  In exchange for their respective interests in the Sino Crossings Agreements, Azur paid $2 million to an affiliate of YYNT, and the Company issued Azur 9,000,000 Shares.

On December 2, 2011, we entered into an Addendum to the Sino Crossings Agreements (“Sino Crossings Addendum”) with Azur.  Under the Sino Crossings Addendum, we issued Azur 15,000,000 Shares.  Azur is required to secure an opinion letter from its attorneys regarding the irrevocable right of YYNT to use and commercialize (subject to affiliation with a relevant license holder) the backbone fiber and the legality and irrevocable nature of the contract between Shanghai Enbishi Enterprise Management Consulting Firm, a PRC limited liability company, that assigned its irrevocable right to use the backbone fiber to YYNT, in addition to allowing those rights to be unreservedly assigned to the new joint venture contemplated by the Sino Crossings Agreement.  Azur is also required to assist the Company and ZTE in complying with the financing requirements for the equipment contract related to the Sino Crossings Network.  Azur is required to complete the formation and registration of WFOE, with the assistance of the Company’s counsel, but was required to allow the Company to open all bank accounts for new entities in the joint venture on behalf of the parties and subject to the joint signature requirements set forth in the Sino Crossings Agreements.  Azur is required to cooperate in the use of the YYNT Network by our customers/partners, Aerostrong and NGSN, including the potential need to adjust equity percentages of the parties pursuant to the Agreement between the Company and Azur and/or equity percentages of the parties and YYNT under the Sino Crossings Agreements to reflect the use needs and ability of Aerostrong and/or NGSN to commercialize the backbone fiber.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement (“GBNC Agreement”).  Each party is contractually obligated to contribute certain resources in order to deploy and operate a WBA network in China.  In particular, GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”).  GBNC currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with majority control of each entity’s board of directors.  We expect that this corporate structure will allow us to consolidate the financial activity of this joint venture.  We are required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 base transceiver stations (“BTS”) plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide.  On December 22, 2011, the Company issued 5,000,000 Shares valued at $1,010,000.  The value established is based on the closing share price of the Company’s Shares as of the date the GBNC Agreement was signed.

Acquisition of 75% Equity Interest in VN Tech

Shenzhen VN Technologies Co., Ltd., a PRC limited liability company (“VN Tech”), has expertise, relationships and contracts to become a leading international manufacturer, integrator, and applications developer and patent holder for hydrogen and fuel cell power supply systems (“Fuel Cell Systems”) utilized in WBA networks. On April 1, 2011, the Company, VN Tech, and VN Tech’s sole shareholder, Luo Honge (“Luo”), entered into a Subscription and Shareholder Agreement (“the VN Tech Original Agreement”).  Under the VN Tech Original Agreement, the parties were to form a series of entities including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WFOE”) under PRC law.  The Company would subscribe to 51% and VN Tech PRC to 49% of the equity interest of the entities comprising the joint venture.  VN Tech would assign to WFOE its tangible and intangible assets associated with Fuel Cell Systems, for which the Company would pay VN Tech 5 million of its shares of Series A Common Stock.

The parties subsequently formed the Hong Kong company contemplated under the VN Tech Original Agreement, VN Tech Investment, Ltd. (HK) (“VN Tech HK”).  The parties are in the process of forming the Cayman Island company under the name VN Tech Investment, Ltd., a Cayman Island corporation (“VN Tech Cayman”).

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated Subscription and Stockholder Agreement (“the VN Tech A&R Agreement”) with VN Tech and Luo.  Under the VN Tech A&R Agreement, the parties deemed it no longer necessary to form a WFOE in connection with this transaction.  Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman.  Under the VN Tech A&R Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75% and Luo is subscribing to the remaining 25% in the entities directly, instead of through VN Tech.  Also under the VN Tech A&R Agreement, the consideration the Company is paying Luo (instead of VN Tech) is increased from five million to ten million shares of the Company’s Series A Common Stock.  The terms of the VN Tech A&R Agreement are otherwise similar, but not identical to, the VN Tech Original Agreement, which the VN Tech A&R Agreement supersedes entirely.

The material terms of the VN Tech A&R Agreement are as follows:

1.               The Company will subscribe to 75% and Luo to 25% of the stock of VN Tech HK.  Upon completion of the formation of VN Tech Cayman, the parties will assign their respective equity interests in VN Tech HK to VN Tech Cayman in exchange for the same percentage of equity interest in VN Tech Cayman, such that VN Tech Cayman will become the holding company for VN Tech HK and VN Tech.  In consideration for their respective interests in the business model, Luo will assign to VN Tech HK all of his stock or other equity membership interest in VN Tech and the Company will pay Luo ten million shares of its Series A Common Stock, which includes five million shares called for but not yet issued pursuant to the VN Tech Original Agreement.  The Company will control the boards of directors of each of VN Tech Cayman, VN Tech HK, and VN Tech through the right to appoint four of five directors in each company;

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

4.               In the event the free cash flow and/or net operating income generated from the operations of VN Tech PRC and/or VN Tech HK exceeds the amount required for: (i) working capital requirements; (ii) payment of tax or provision therefore; (iii) outstanding loan obligations, and (iv) reserves for contingent future liabilities, any surplus profits shall (to the extent allowed by applicable law) be distributed to the shareholders of VN Tech Cayman in full by way of dividends; and

5.               The VN Tech A&R Agreement became effective on April 22, 2012, when it was signed by all parties (“VN Tech Effective Date”).  The VN Tech Effective Date also constitutes the “Closing” as that term is commonly understood in transactions of this nature.  All transfers of stock and other formalities described in the Amended VN Tech Agreement are considered contractual obligations subsequent and not conditions precedent to the rights and obligations of the parties contemplated in the VN Tech Amended Agreement.  On April 22, the Company issued 10,000,000 shares of its Series A Common Stock to Luo.

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

On April 19, 2012, Beijing Yunji and Aerostrong entered into a Strategic Business Agreement (“Aerostrong Strategic Agreement”), which is the Exclusive Services Agreement Contemplated in the Aerostrong Business Agreement.  The Aerostrong Strategic Agreement identifies three initial projects on which the parties will cooperate: (i) Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) Shen Hua WBA special network project for railway; and (iii) overload WBA surveillance projects in Shanxi Province. For each specific Cooperation Project, the parties will jointly formulate the budget and implementation plan, and sign a Project Agreement.  Beijing Yunji will provide the following services for each Cooperation Project: (i) project technical solution design; (ii) project site selection and construction; (iii) project financing; (iv) equipment (including software) procurement, installation, operation and maintenance; (v) bandwidth rent; (vi) system security and optimization; (vii) project management and operation management; (viii) warranty service; and (ix) other services needed for the development and implementation of each Cooperation Project. Aerostrong is not permitted to delegate or subcontract any part of a Cooperation Project, without the prior written consent of Beijing Yunji.  If the implementation of any part of a Cooperation Project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work.

Novi-Net and Montenegro Connect Networks

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP (“7L”) and other shareholders of Herlong Investments, Ltd., a Cyprus corporation (“Herlong”) to acquire a 75% equity interest in Herlong and its operating subsidiaries, Novi-Net, d.o.o., a Croatia corporation (“Novi-Net”) in Croatia and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”) in Montenegro.  The Republic of Croatia granted Novi-Net a nationwide license to provide WBA and related services.  The license grants the use of 42 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 BTS to provide WBA and related services to approximately 1,500 subscribers.  Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity stake in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.  On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (actual amount paid was $668,402 USD) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately $649,546 USD based on the same exchange rate) deposit on an initial equipment order placed with ZTE.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of the total shares issued and outstanding.

VeratNet Network

On December 19, 2011, the Company entered into the Standby Business Cooperation Agreement (“Standby BCA”) with 7L and other shareholders of Kerseyco Trading Limited, a Cyprus corporation (“Kerseyco”) to acquire a controlling interest in Kerseyco and its Serbian operating subsidiary, VeratNet, d.o.o. (“VeratNet”), a Serbia corporation. However, on August 16, 2012, the parties to the Standby BCA entered into an agreement terminating all rights and obligations under the Standby BCA due to frustration of purpose. The termination is discussed further in PART II of this Report under Item 5. Other Information.  VeratNet is one of the leading telecommunications operators and internet service providers in Serbia, offering a full range of telecommunication services, including ADSL broadband service nationwide and WBA services in three cities where it holds radio frequency licenses, including Belgrade that is Serbia’s capital and largest city.  VeratNet also offers specialty services to business customers, such as international private leased circuit services, dedicated wireless internet lines and dedicated web server hosting.  VeratNet currently owns a data center, a network core and 11 BTS.  VeratNet has more than 50 employees who serve more than 18,000 subscribers.  In exchange for its equity stake, the Company was to contribute capital expenditures and operating expenditures necessary to continue VeratNet’s existing operations and to upgrade VeratNet’s existing WBA infrastructure equipment with higher capacity equipment, which would have allowed VeratNet to add new wireless customers.

The Company’s Acquisition of 75% Equity Interest in Zapna

On April 3, 2012, the Company, through its subsidiary Gulfstream Seychelles, entered into and closed a Stock Purchase Agreement (“Zapna SPA”) with Zapna, ApS, a Denmark corporation (“Zapna”) and its sole shareholder, Omair Khan (“Khan”).

The material terms of the Zapna SPA are as follows:

1.               Zapna’s capital stock consists of 100 authorized shares (“Zapna Stock”), of which all 100 shares have been issued to Khan, who has transferred 75 shares (“the Purchased Shares”) to Gulfstream;

2.               The purchase price for the Purchased Shares is 6,666,667 shares of the Company’s Series A Common Stock, which the Company has issued in the name of Alhamd Holding Company, a new Danish corporation Khan has formed;

3.               The closing took place upon the signature of all the parties, with the exchange of shares described above following as expeditiously as possible;

4.               Alhamd Holding Company is required to pledge all 25 shares of Zapna Stock (“Pledged Zapna Shares”) and all 6,666,667 of the Purchase Price Shares in favor of the Company as collateral for any liability of Kahn or Zapna for any claim for indemnification pertaining to breach of any representation or warranty by Kahn or the Zapna under the Zapna SPA. Such pledge of the shares is pursuant to a pledge agreement attached to the Zapna SPA (“Pledge Agreement”). Subject to the Pledge Agreement, the pledge agent shall release to Kahn or as Kahn directs: (i) the Purchase Price Shares 180 days following the closing date; and (ii) the Pledged Zapna Shares on the third anniversary of the closing date;

5.               Zapna’s board of directors is comprised of five directors, of which the Company has the right to appoint three and Kahn the right to appoint two.  Kahn’s directors have veto rights over certain fundamental decisions, including purchase of subsidiaries, public listing of Zapna’s assets, declaring bankruptcy or similar proceedings, or termination of employment of any of the three members of Zapna’s senior management, Khan, Hamad Raza and Connie Duedahl;

6.               Khan, Hamad Raza, and Connie Duedahl are eligible to participate in the Company’s employee stock option plan on the same basis as other senior management representatives of the Company of equal rank and upon similar criteria for award of options; provided that Zapna’s financial performance is expressly a criteria for an award of stock options of the Company.  Hamad Raza will continue to act as Zapna’s Chief Executive Officer at a salary reflected in a 2012 budget the Company has approved.  The Company has agreed to cover Zapna’s budgeted negative EBITDA, as reflected in the approved 2012 Zapna budget;

7.               The Company will assist Zapna in obtaining a favorable distributorship and other contractual relationships with Taisys Holding Co., Ltd. and its subsidiaries.  The Company will also provide Zapna access to and favorable relationships with each of the Company’s current and future operating subsidiaries.  The Company and Zapna will develop a strategic plan to exploit synergies between their respective operations as soon as the agreement has been signed and within 3 months thereof; and

8.               Kahn is granted certain “tag along” rights and rights of first refusal in the event the Company seeks to sell a controlling interest in Zapna.

Zapna launched commercial service in Denmark in 2010, and has since rolled out service with partners in several countries including Sweden, Norway, Finland, Spain, Germany and Holland. Zapna offers solutions for telephony operators and subscribers (and adaptable to wireless broadband operators and subscribers) including mobile application IP rights, prepaid and postpaid billing platforms, front end portals, administration modules, roaming, SMS and voice termination services, and products to deliver such services. Zapna’s products and services include distribution rights to a SIM overlay technology that provides subscribers access to reduced cost international long distance and roaming charges using their own mobile phone. Zapna currently has 11 employees with headquarters in Denmark and a development team in Pakistan.

Results of Operations

Three-month period ended June 30, 2012 as compared to the three-month period ended June 30, 2011.

Our revenue, cost of sales, expenses and other income for the three-month periods ended June 30, 2012 and 2011 are as follows:

Revenue:

2012	2011
$921,260	$168,734

Our revenue for the three-month period ended June 30, 2012 increased by $752,526 or 446% from the same period ended June 30, 2011. The increase in revenue for 2012 is attributed to our acquisitions of Zapna and Herlong, which accounted for $516,591 and $224,354, respectively, of the increase in revenue.

Cost of Sales:

2012	2011
$684,684	$209,220

Our cost of sales for the three-month period ended June 30, 2012 was $684,684, or 74% of sales as compared to $209,220 or 124% of sales for the same period ended June 30, 2011.  The increase in cost of sales in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2012 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2012	2011
$2,996,790	$2,297,111

Our selling, general and administrative expenses for the three-month period ended June 30, 2012 was $2,996,790, as compared with $2,297,111 for the same period in 2011, an increase of $699,679.  The increase in the selling, general and administrative expenses during the three month period in 2012 period were the increase in overhead as a result of the acquisition of Zapna and Herlong.

Gain (loss) on Change in Fair Value of Debt Derivative:

2012	2011
$17,566	$(55,580)

For the three-month period ended June 30, 2012, we incurred a non-cash gain of $17,566 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to a non-cash loss of $55,580 for same period in 2011.  The change for 2012 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Loss on Settlement of Debt:

2012	2011
$415,810	$-

For the three-month period ended June 30, 2012, we issued our common stock in settlement of debt. The settlement price was less than the fair value of the shares issued resulting in a loss of $415,810.

Interest Expense:

2012	2011
$252,821	$28,508

For the three-month period ended June 30, 2012, our interest expense was $252,821 as compared to $28,508 for the same period in 2011.  The significant increase in interest expense is attributable to the significant increase in notes payable in 2012 compared to 2011.

Net Loss:

2012	2011
$3,605,693	$2,406,246

Our net loss of $3,605,693 for the three-month period ended June 30, 2012 and the same period for 2011 is the result of the factors described above, principally the increase in selling, general and administrative expenses and the loss on settlement of debt.

Six-month period ended June 30, 2012 as compared to the six-month period ended June 30, 2011.

Our revenue, cost of sales, expenses and other income for the six-month periods ended June 30, 2012 and 2011 are as follows:

Revenue:

2012	2011
$1,083,925	$373,105

Our revenue for the six-month period ended June 30, 2012 increased by $710,820or 191% from the same period ended June 30, 2011.  The increase in revenue for 2012 is attributed to our acquisitions of Zapna and Herlong, which accounted for $516,591 and $224,354, respectively, of the increase in revenue.

Cost of Sales:

2012	2011
$1,073,540	$428,932

Our cost of sales for the six-month period ended June 30, 2012 was $1,073,540, or 99% of sales as compared to $428,932 or 115% of sales for the same period ended June 30, 2011.  The increase in cost of sales in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2012 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2012	2011
$6,097,235	$4,277,187

Our selling, general and administrative expenses for the six-month period ended June 30, 2012 was $6,097,235, as compared with $4,277,187 for the same period in 2011, an increase of $1,820,048.  A substantial portion of the selling, general and administrative expenses during the 2012 period were non-recurring costs associated with consultants to explore potential business opportunities.

Research and Development:

2012	2011
$-	$6,317,287

Our research and development costs for the six-month period ended June 30, 2012 were $0, as compared with $6,317,287 for the same period in 2011.  This decrease is directly related the deployment of our WBA network rather than development of the network in prior years.

Gain (loss) on Change in Fair Value of Debt Derivative:

2012	2011
$(38,384)	$(18,057)

For the six-month period ended June 30, 2012, we incurred a non-cash loss of $38,384 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to $18,057 for same period in 2011.  The increase in the loss for 2012 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Gain on Settlement of Debt:

2012	2011
$1,859,391	$-

For the six-month period ended June 30, 2012, we issued our common stock in settlement of debt. The settlement price exceeded the fair value of the shares issued resulting in a gain of $1,859,391.

Interest Expense:

2012	2011
$913,010	$56,724

For the six-month period ended June 30, 2012, our interest expense was $913,010 as compared to $56,724 for the same period in 2011.  The significant increase in interest expense is attributable to the significant increase in notes payable in 2012 compared to 2011.

Net Loss:

2012	2011
$5,440,714	$10,748,182

Our net loss of $5,440,714 for the six-month period ended June 30, 2012 and the same period for 2011 is the result of the factors described above, principally the reduction in research and development costs in 2012 and the gain on settlement of debt.

Liquidity and Capital Resources

Since April 8, 2008, we have utilized approximately $63.6 million for research and development, sales, general and administrative expenses, our investment in Chinacomm Cayman Limited, including extension fees paid to TCP advances on a failed investment, commissions paid on our Convertible Note Purchase Agreements dated February 12, 2008 (“Convertible Note”) and our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2011 (“Amended Convertible Note”) and deposit for property, plant and equipment.

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

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of June 30, 2012: (i) litigation installment payments of $829,893 (this amount can also be paid with shares of our Shares at our option); (ii) notes payable to related parties of $1,131,238; (iii) notes payable of $11,286,551; (iv) Convertible Notes and Amended Convertible Notes of $298,923; (v) advances from officers of $133,599; (vi) accounts payable and accrued expenses of $6,001,252; and sales, general and administrative expenses of approximately $2.1 million per month for San Diego, Taiwan, Peru, Denmark, Cyprus, Croatia and Montenegro operations (additional future SG&A for joint venture projects in China and elsewhere throughout the world cannot currently be estimated, as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac Organization, Inc. (“Isaac”).

Since our inception until June 30, 2012, we have incurred accumulated losses of approximately $259 million.  As of June 30, 2012, we had cash of $451,711 and liabilities of approximately $20 million, of which $17.7 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 16, 2012, for the period ended December 31, 2011.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Common Stock, Series B Common Stock, preferred stock, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective March 28, 2012, we increased our authorized Shares from 1 billion to 2 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State  As of June 30, 2012, we had issued and outstanding 10,527,016 Shares (this amount and others discussed in this Item 2., except as indicated, are prior to the effect of the 1-for-100 reverse stock split of our Series A and Series B Common Stock that was completed on July 18, 2012). The total number of Shares issued and outstanding as of the filing date of this Report is 12,267,160 (post-reverse split).

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

As of June 30, 2012, we had authorized the issuance of up to 200,000,000 shares of Series B Common Stock, of which 133,818,177 were issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of our Series B Common Stock shareholders is required in order to sell, assign or transfer any of the shares of our Series B Common Stock.  The Series B Common Stock is not participating with any declared dividends. The Series B Common Stock is redeemable on May 23, 2023 at par value of $0.001 per share.  George Alvarez, our Chief Executive Officer, holds a proxy for 66,909,089 shares of our Series B Common Stock.  Colin Tay, our President, owns 66,909,088 shares of our Series B Common.  Due to the limitations on transfer of our Series B Common Stock, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of preferred stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any preferred stock.

As of June 30, 2012, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes.  These notes bear interest at 10% per annum and are all either past due or have been converted.  As of June 30, 2012, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $0.3 million.  The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended June 30, 2012 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.  However, we are exploring other alternatives to raising the needed capital to fund our ongoing projects and those we have entered into as of the date of this Report.

As of June 30, 2012, we owed approximately $1.1 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

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

The following table presents a summary of our sources and uses of cash for the six-month period ended June 30, 2012 and 2011:

	Six-Month	Six-Month
	Period Ending	Period Ending
	June 30, 2012	June 30, 2011
Net cash used in operating activities	$(1,137,140)	$(3,931,069)
Net cash used in investing activities	(1,097,852)	(2,234,207)
Net cash provided by financing activities	2,503,246	6,253,733
Increase in cash and cash equivalents	$268,254	$88,457

Operating Activities

The cash used in operating activities for the six months ended June 30, 2012 is a result of our net loss offset by an increase in accounts payable and accrued expenses.

Investing Activities

The cash used in investment activities for the six months ended June 30, 2012 consists of a deposit of $1 million for equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 consist of proceeds from the issuance notes payable.

Off-Balance Sheet Arrangements

At June 30, 2012, we have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) that are designed to insure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Rules and Forms of the United States Securities and Exchange Commission (“SEC”) and that the information is gathered and communicated to our senior management team, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective with respect to financial reporting of complex transactions as of June 30, 2012.

Our Chief Financial Officer, and others in the Company, as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements.  It is anticipated that such efforts will be concluded by the time our Form 10-K for the period ended December 31, 2012 is filed with the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the Azur Notice of Arbitration described below and a report on what we refer to as “the Chinacomm Litigation.”

On July 13, 2012, Azur served a Notice of Arbitration against the Company.  The claim was filed with the Hong Kong International Arbitration Centre (“HKIAC”) and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules (“UNCITRAL Arbitration Rules,”) for breach of the Sino Crossings Agreements.  The claim alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company in the amount of $2,000,000 for lost opportunities.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur, and named additional parties the Company requested by joined into the arbitration proceeding.  The parties are awaiting appointment of an arbitrator for the proceedings.

The Chinacomm Litigation

During May and June 2010, we paid $2.75 million into a Hong Kong bank account of Chinacomm Cayman, over which the Company had joint control with Chinacomm. These funds were intended for use towards capitalizing Yunji Communications Technology (China) Co. Ltd. (“Yunji China”). However, Chinacomm demanded that the Company make changes to the Gulfstream Subscription Agreement and to the TCP Subscription Agreement that would give Chinacomm complete control of all bank accounts, revenues, capital expenses, operating expenses and the corporate seal (also known under Chinese business practices as the “chop”) of Yunji China. The Company rejected Chinacomm’s demands and refused to authorize the release of the funds held in Chinacomm Cayman’s bank account to Yunji China. The Company attempted to negotiate with Chinacomm to resolve the impasse, in order to continue its investment in Chinacomm Cayman for the continued deployment and operation of the Chinacomm Network.

Meanwhile, Chinacomm unilaterally decided to deploy the Chinacomm Network independent of what the Company had designed for each of the first 12 cities of the Chinacomm Network and without the Company’s approval. Chinacomm decided to deploy fully the Chinacomm Network in Beijing and Shanghai. The Company was unaware of any other activity by Chinacomm to deploy any of the remaining ten cities included Phase 1 of the deployment plan the Company designed and paid for in connection with the Chinacomm Network.

There were extensive negotiations over the course of the next year between representatives of the Company and Chinacomm, including face-to-face negotiations in Beijing on several occasions. During the fourth quarter of 2011, the Company retained the Hong Kong law firm of Lawrence K.Y.Lo & Co. to investigate Chinacomm and its affiliated company, CECT Chinacomm Shanghai Co. Ltd.

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

The Chinacomm Litigation arises out of the breach of numerous agreements between the Plaintiffs and some of the Defendants, including, but not limited to, the Framework Agreements and Subscription and Shareholders’ Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network. In addition, the Chinacomm Litigation arises out of the deceitful representations by certain of the Defendants in connection with the issuance of licenses by applicable regulatory agencies in the PRC for the operation of the Chinacomm Network. Finally, the Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Cayman has with Standard Chartered Bank (HK) Limited “(Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Cayman (“the Standard Chartered Accounts”) and into which the Plaintiffs deposited $4,749,599.00. The Chinacomm Litigation seeks injunctive relief, compensatory damages, including, but not limited to: (i) loss of profits; (ii) restitution; (iii) reinstatement of any funds taken from the Standard Chartered Accounts; (iv) an accounting of any funds taken from the Standard Chartered Accounts; (v) damages for the amounts the Company spent on: (a) a Request for Proposal; (b) the development of a WBA Deployment Guide Book which includes the specifications for the design and market for each of the 12 cities comprising Phase 1 of the Chinacomm Network, equipment testing and procurement, deployment, office planning and staffing; (c) site acquisition to be utilized in connection with the 12 Phase 1 cities; (d) radio frequency engineering; (e) the architectural and engineering work for each of the 12 Phase 1 cities; and (v) court costs, and further and other relief as the Court may deem appropriate.

On November 18, 2011, the High Court issued an ex parte order granting the Plaintiffs’ application for injunctive relief, ordering that Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Qiu Ping and Yuan Yi be restrained until further order of the High Court from: (i) dealing in the Standard Chartered Accounts; (ii) incurring any liability, creating charges, mortgages, encumbrances or liens to the detriment of Chinacomm Cayman; (iii) transferring or changing the existing shareholdings or proceeding with deregistration or dissolution of Chinacomm Cayman; and (iv) disposing of any fixed or current assets of Chinacomm Cayman. In addition, the High Court ordered Qiu Ping, the President of Chinacomm and CECT Chinacomm Shanghai Co. Ltd., and Yuan Yi, the Chairman of the board of directors of these two companies, from disposing of or otherwise dealing with these companies’ assets locally or worldwide for purposes of the orders in the amount of $4,749,599. In addition, the High Court ordered Chinacomm, Qiu Ping and Yuan Yi to disclose all relevant information related to the Standard Chartered Accounts within seven days of the aforementioned orders (collectively, the orders referred to herein as “the Injunction Order”). The Injunction Order was to remain in effect until November 25, 2011. On November 25, 2011, the Injunction Order was continued by the High Court until further order of the High Court.

On February 17, 2012, the Plaintiffs filed their complete Statement of Claim seeking the relief identified above.

On May 23, 2012, the Defendants filed their Defense to the Statement of Claim and filed a Counter-Claim against the Plaintiffs. That Counter-Claim alleges breaches of the agreements between the parties and seeks damages and other relief as a result thereof.

On August 1, 2012, the Plaintiffs filed their Reply to the Defenses and Defenses to the Counter-Claims against the Plaintiffs.

On April 11, 2012, the High Court rejected the first Defendants’ application for withdrawing a sum HK$100,000 from the Standard Chartered Accounts for their legal costs and continued the Injunction Order in effect pending further order of the High Court.

On or about June 22, 2012, the Plaintiffs discovered that a sum of $4.5 million of the deposited funds in the Standard Chartered Accounts had been transferred by Qiu Ping of Chinacomm Cayman into a personal bank account with the DBS Bank (HK) Limited of another board member of Chinacomm, Feng Xiao Ming. The Plaintiffs joined Feng Xiao Ming as the tenth Defendant in the High Court Action and further obtained worldwide injunction against him up to the limit of $4.5 million. Meanwhile the Plaintiffs are pressing for disclosure of information from some of the Defendants concerning the movement of the unauthorized transfer the funds in order to trace back the money dissipated. The Plaintiffs believe that by further disclosure proceedings and tracing actions, the identities of the recipients can be uncovered and further Injunction Order will be applied for.

On July 19, 2012, there was a hearing to determine whether the Injunction Order should remain in place pending the outcome of the litigation. Following oral arguments from both sides in the High Court, judgment was reserved. In the meantime, the two Injunctions Orders are continued until further order.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

With the exception of the following sale of unregistered securities, all information required by Item 701 of Regulation S-K has been included in either a current Report on Form 8-K during the period covered by this Report or in our Report on form 10-Q for the period ended March 31, 2012 and filed with the SEC on May 21, 2012:

On August 17, 2012, the Company issued 531,085 (post-reverse) Shares and 531,085 (post-reverse) warrants to America Orient, LLC in partial payment of a promissory note in the amount of $500,000 due May 31, 2012 in favor of Isaac Organization, Inc. and assigned to America Orient, LLC. Each warrant has an exercise price of $0.0845 and an exercise term of three years.  This sale of Shares resulted in a reduction of $20,904 in notes payable of the Company.

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

Item 3. Defaults Upon Senior Securities.

As of June 30, 2012, the Company is in default on payment of the principal and interest on approximately $429,448of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a)               With the exception of the termination of the Kerseyco Standby BCA reported below, all information required to be disclosed on a report on Form 8-K during the period ended June 30, 2012 has been reported. In addition, the following information has been reported on Form 8-K in conjunction with our Definitive Information Statement on Form 14C filed with the SEC on August 1, 2012.

The Reverse Stock Split

On July 10, 2012, the Board confirmed and finalized the terms of a reverse stock split whereby the number of: (i) issued Series A Shares; (ii) authorized Series A Shares; (iii) issued Series B Shares; and (iv) authorized Series B shares would all be reduced by a ratio of 1-for-100 (“Reverse Stock Split”). The Board had previously approved the Reverse Stock Split by a Unanimous Written Consent of the Board effective March 20, 2012, subject to an approval process through the Financial Industry Regulatory Authority (“FINRA”). FINRA approval having been obtained (subject only to filing a Certificate of Change with the Nevada Secretary of State) and shareholder approval not being required, the Board approved the filing of the Certificate of Change with the Nevada Secretary of State, which occurred on July 18, 2012. The Reverse Stock Split became effective upon confirmation of FINRA approval on July 23, 2012.

Increase in the Number of Authorized Shares of the Company’s Series A and B Common Stock

On July 10, 2012, the Board approved an increase in the number of authorized Series A Shares and Series B Shares that will be available for issuance following the Reverse Stock Split by a ratio of 50 for1, whereby the total number of authorized Series A Shares would be 1,000,000,000 and the total number of authorized Series B Shares would be 100,000,000 (“Increase in Authorized Shares”). In addition, the Board recommended that the shareholders of Common Stock as of the Record Date defined below approve by majority written consent the Board’s authorization to effectuate the Increase in Authorized Shares.

Definitive Information Statement to Increase the Amount of Authorized Series A and B Common Stock

On July 10, 2012 and pursuant to section 78.320 of the Nevada Revised Statutes (“NRS”), the Company received, by written consent in lieu of a regular or special meeting, the approval of shareholders holding 220,738,375 shares of Common Stock, representing 56.8% of the total possible votes outstanding, an amendment of the Company’s Articles of Incorporation to effectuate the Increase in Authorized Shares.

The Board fixed July 10, 2012, as the record date (“Record Date”) for determining the shareholders entitled to give their written consent to the Increase in Authorized Shares. The shareholders who held, as of the Record Date, a majority of the voting power of the Company’s Series A Common Stock and its Series B Common Stock executed a written consent resolution (“Majority Written Consent”) approving the Increase in Authorized Shares. Specifically, holders of 86,920,198 (pre-reverse) Series A Shares (with a power of one vote per share) and 133,818,177 (pre-reverse) Series B Shares (with a power of ten votes per share), equaling 56.8% of the total voting power of all of the Common Stock issued and outstanding as of the Record Date, cast votes in favor of the Increase in Authorized Shares. Inasmuch as the shareholders of our Common Stock holding 56.8% of the voting power of the Company’s outstanding Common Stock had already approved the Increase in Authorized Shares, the Company did not seek approval for the Increase in Authorized Shares from any of the Company’s other shareholders, nor will they be given an opportunity to vote on the proposal to effectuate the Increase in Authorized Shares. All necessary corporate approvals have been obtained, and the Definitive Information Statement was furnished to the Company’s shareholders solely for the purpose of providing advance notice to the Company’s shareholders of the Increase in Authorized Shares, as required by the Exchange Act.

Under Section 14(c) of the Exchange Act and Rule 14c-2 promulgated thereunder, a corporate action approved by Majority Written Consent cannot become effective until 20 days after the date a Definitive Information Statement is sent to the shareholders of the Company’s Common Stock. The Definitive Information Statement was scheduled to be mailed to the Company’s shareholders on or about August 1, 2012. Therefore, the Company estimates the effective date of the Increase in Authorized Shares to be on or about August 21, 2012, (“Effective Date”).

Termination of the Kerseyco Standby BCA

On August 16, 2012, the Company, Kerseyco, and the shareholders of Kerseyco entered into an agreement terminating the rights and obligations of all parties under the Standby BCA. On July 10, 2012, Serbia’s Republic Agency for Electronic Communications (“RATEL”) denied the application of Kerseyco’s operating subsidiary VeratNet to replace equipment on any of VeratNet’s eleven existing transmission sites. RATEL had previously denied VeratNet’s application to expand its network on fifteen additional transmission sites. Although RATEL justified its decisions on the basis that it is currently changing the law whereby VeratNet and other operators will be entitled to participate in a spectrum tender process by which VeratNet may be awarded a national WBA license in exchange for its existing regional WBA license, there has been no progress in this process during the time the Standby BCA has been in effect. The parties concluded that the essential purpose of the Standby BCA had been frustrated through no fault of any of the parties.

(b)               The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits.

Exhibit No.	Description of each Exhibit and incorporation by reference to any prior Report where the same Exhibit has already been attached to that Report. Reference to VelaTel Global Communications, Inc. and its prior name, China Tel Group, Inc., are to “the Company.”
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.5	Certificate of Change with the Nevada Secretary of State which occurred on July 18, 2012 (Filed on July 23, 2012)
Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.3	Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].
10.4	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]

10.5	Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee “Colin Tay” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.6	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on May 16, 2011].
10.7	Equipment Contract, dated May 10, 2012, between the Company, Montenegro Connect, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011]
10.8	Equipment Contract, dated May 10, 2012, between the Company, Novi-Net, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011]
Contracts Related to Chinacomm Joint Venture
10.9	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.10	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)
10.11	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.12	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.13	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]
10.14	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.15	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.16	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.17	Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
Contracts Related to Golden Bridge Joint Venture
10.18	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]
Contracts Related to Sino Crossing Joint Venture
10.19	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.20	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011. [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
Contracts Related to VN Tech Joint Venture
10.21	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.22	Amended and Restated Subscription and Shareholder Agreement for VN Tech between Gulfstream Seychelles, Luo Hongye and VN Tech. dated April 22, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012]
10.23	Amended and Restated Subscription and Shareholder Agreement, dated April 22, 2012, between Gulfstream Capital Partners, ltd., Luo Hongye, and Shenzhen VN Technologies Co., ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012]
Contracts Related to Equity and Convertible Debt Instruments
10.24	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.25	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.26	Amended and Restated Loan Agreement, dated April 25, 2012, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012]
10.27	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011]
10.28	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012]
10.29	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012]
10.30	Amended and Restated Loan Agreement between the Company and Isaac dated April 25, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012]
10.31	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012]
10.32	Promissory Note entered into between the Company and the Kevin J. Morrell Revocable Trust dated February 24, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012]
10.33	Line of Credit Promissory Note between the Company and David S. McEwen dated April 26, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012].
10.34	Promissory Note, dated February 24, 2012, between the Company and Viking Retirement Assets Custodian, FBO Kenneth Hobbs IRA [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012]
Contracts related to NGSN
10.35	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012.[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].
10.36	Business Agreement with NGSN and the Company dated October 21, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
Contracts related to Aerostrong
10.37	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].
10.38	Strategic Business Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012. [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].
Contracts related to Zapna, APS
10.39	Stock Purchase Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, APS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]
10.40	Pledge Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, APS, and Horwitz, Cron & Armstrong, LLP [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]
Contracts related to Herlong
10.41	Business Cooperation Agreement to acquire a 75% equity interest in Herlong (“Herlong Business Cooperation Agreement”); (2012)
10.42	Software Purchase Contract, dated May 10, 2012, between the Company, Herlong Investments Limited, and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2012]
Contracts related to The Balkans
10.43	Business Cooperation Agreement between 7L Capital Partners Emerging Europe LP (7LCPEELP), Karlo Vlah, Durda Vlah, Josip Vlah, the Company, Novi-Net d.o.o and Montenegro Connect, d.o.o, dated December 6, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K December 9, 2011].
10.44	Standby Business Cooperation Agreement by and between the Company, 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic (Shareholder 1), Angelina Jevtic (Shareholder 2), Nikola Zelic (Shareholder 3), Zivana Olbina (Shareholder 4); and Clearcon D.O.O (formerly SECI D.O.O). Boegrad (Shareholder 5) and VeratNet, dated December 19, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K dated December 19, 2011].
10.45	Termination of Standby Business Agreement between VelaTel Global Communications, Inc., 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic, Angellina Jevtic, Nikola Zelic, Zivana Olbina and CLEARCON D.O.O. dated August 16, 2012. †
Certifications filed with this Report on Form 10-Q for the Period Ended June 30, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Miscellaneous Exhibits
99.1	China Tel Group, Inc. 2011 Stock Option and Incentive Plan dated May 10, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2011]
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

†	Filed herewith
*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2012	VELATEL GLOBAL COMMUINICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer

