Form 10-Q
period 2012-09-30
VelaTel Global Communications, Inc.
filed 2012-11-19
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2012, the Registrant had 77,046,807 (post-reverse split) shares of its Series A common stock outstanding, with a par value of $0.001, and had 20,000,000 (post-reverse split) shares of its Series B common stock outstanding, with a par value of $0.001.

VELATEL GLOBAL COMMUNICATIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012 AND 2011

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and ninth months ended September 30, 2012 and September 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Removed and Reserved	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$280,032	$183,457
Accounts receivable, net of provision for doubtful accounts of $6,500 and $3,163	1,066,241	60,191
Receivables, other	735,091	18,888
Inventory	1,940,040	1,173,595
Prepaid expenses	1,515,461	2,474,401
Total current assets	5,536,865	3,910,532

Property, plant and equipment, net of accumulated depreciation of $1,109,782 and $580,248 as of September 30, 2012 and December 31, 2011, respectively	12,028,122	5,188,913

Other assets:
Intangible assets, net of accumulated amortization of $189,274 and $143,305 as of September 30, 2012 and December 31, 2011, respectively	1,031,916	32,276
Investments	2,909,000	3,695,000
Deposits	50,191	7,593
Total other assets	3,991,107	3,734,869

Total assets	$21,556,094	$12,834,314

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$12,734,446	$10,046,728
Advances from officers	151,260	755,875
Notes payable, related party	1,140,222	425,000
Notes payable, current portion	11,024,956	7,598,569
Convertible debentures, net	298,923	419,757
Notes payable, other	829,893	829,893
Derivative liability	206,200	220,914
Total current liabilities	26,385,920	20,296,736

Notes payable, net of current portion	158,260	2,392,701
Mandatory redeemable Series B common stock; $0.001 par value, 100,000,000 shares authorized, 10,000,000 and 1,338,182 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5,718	73,715

Total liabilities	26,549,898	22,763,152

Stockholders' deficiency:
Preferred stock; $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 44,517,655 and 6,657,662 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	44,518	6,658
Additional paid in capital	257,106,196	244,043,968
Common stock in escrow	(178,664)	(178,664)
Accumulated deficit	(263,130,585)	(253,660,984)
Total VelaTel Global Communications, Inc.'s stockholders' deficiency	(6,158,535)	(9,789,022)

Non controlling interest	1,164,731	(139,816)

Total stockholders' deficiency	(4,993,804)	(9,928,838)

Total liabilities and stockholders' deficiency	$21,556,094	$12,834,314

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE	$1,023,288	$115,371	$2,107,213	$488,476
Cost of revenue	501,347	138,829	1,574,887	567,761
Gross profit (loss)	521,941	(23,458)	532,326	(79,285)

OPERATING EXPENSES:
Selling, general and administrative expenses	2,651,479	6,847,937	8,748,714	11,125,124
Impairment loss	1,010,000	–	1,010,000	–
Depreciation and amortization	252,142	18,177	575,503	99,851
Research and development costs	–	–	–	6,317,287
Total operating expenses	3,913,621	6,866,114	10,334,217	17,542,262

Net loss from operations	(3,391,680)	(6,889,572)	(9,801,891)	(17,621,547)

OTHER INCOME (EXPENSES):
Other income (expenses)	(34,097)	3,595	(63,342)	53,498
Gain (loss) on settlement of debt	(161,250)	–	1,723,817	–
Gain (loss) on foreign currency transactions	(217,734)	(41,784)	(190,205)	(33,113)
Gain (loss) on change in fair value of debt derivative	53,098	16,075	14,714	(1,982)
Interest expense	(246,747)	(315,925)	(1,159,757)	(372,649)
Total other income (expense)	(606,730)	(338,039)	325,227	(354,246)

Net loss	(3,998,410)	(7,227,611)	(9,476,664)	(17,975,793)

(Gain) loss attributed to non controlling interest	(30,477)	8,344	7,063	18,875

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(4,028,887)	$(7,219,267)	$(9,469,601)	$(17,956,918)

Net loss per common share (basic and fully diluted)	$(0.46)	$(1.28)	$(1.12)	$(3.61)
Weighted average number of shares outstanding, basic and fully diluted	8,842,770	5,647,207	8,425,091	4,975,498

Comprehensive Loss:
Net Loss	$(3,998,410)	$(7,227,611)	$(9,476,664)	$(17,975,793)
Foreign currency translation gain	–	–	–	–

Comprehensive Loss:	(3,998,410)	(7,227,611)	(9,476,664)	(17,975,793)
Comprehensive loss attributable to the non controlling interest	(30,477)	8,344	7,063	18,875
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(4,028,887)	$(7,219,267)	$(9,469,601)	$(17,956,918)

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,476,664)	$(17,975,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	575,503	99,851
Writedown of investments	1,010,000	–
Gain on settlement of debt	(1,723,817)	(40,250)
(Gain) loss on change in fair value of debt derivative	(14,714)	1,982
Common stock issued in exchange for services	–	348,417
Stock based compensation	–	4,323,214
(Increase) decrease in:
Accounts receivable	(1,249,627)	(21,292)
Inventory	(471,024)	(642,614)
Prepaid expenses	1,020,297	(173,285)
Increase (decrease) in:
Accounts payable and accrued liabilities	15,003,526	7,474,672
Unearned revenue	–	(2,536)
Net cash provided by (used in) operating activities	4,673,480	(6,607,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,122,626)	(3,136,623)
Deposit for acquisition	–	(3,058)
Cash paid for purchase of subsidiaries	(669,061)	–
Cash received with acquisitions	663,226	–
Net cash used in investing activities	(7,128,461)	(3,139,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on advances from officers	(225,301)	(385,685)
Proceeds from the sales of Series A common stock	–	7,573,000
Proceeds from issuance of notes payable	2,061,635	3,903,900
Payments on notes payable	–	(1,110,927)
Proceeds from issuance of notes payable, related party	739,749	–
Payments on notes payable, related party	(24,527)	(9,750)
Net cash provided by financing activities	2,551,556	9,970,538

Net increase in cash and cash equivalents	96,575	223,223

Cash and cash equivalents, beginning of the period	183,457	27,516
Cash and cash equivalents, end of the period	$280,032	$250,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,448	$7,012
Cash paid during the period for taxes	$7.020	$15,388

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$14,374,227	$17,634,814
Common stock issued for acquisitions	$424,000	$–
Common stock issued for services rendered	$–	$348,417
Note payable issued for equipment	$–	$3,589,052

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Footnotes thereto for the period ended December 31, 2011 included in the Company's Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 16, 2012.

Capital Structure

The Company’s capital stock consists of three series of its stock that are authorized: (i) Series A common stock (“Series A Shares,”); (ii) Series B common stock (“Series B Shares”); and (iii) Series A Convertible and Redeemable Preferred Stock (“Preferred Shares”). Series A Shares together with Series B Share are collectively referred to herein as “Common Stock”. Series A Shares are quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. under the symbol “OTCQB:VELA.” Series B Shares do not participate in any declared dividends, have no rights upon liquidation of the Company, and have no conversion rights into Series A Shares. Each Series B Share has the right to cast ten votes for each action on which each Series A Share has a right to vote. The consent of 80% of the holders of issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares. The Company has authorized but has not issued any Preferred Shares. Preferred Shares (if issued) do not participate in dividends, have preferred rights upon liquidation of the Company, and have conversion rights into Series A Shares at a ratio of 100 Series A Shares for each Preferred Share. Each Preferred Share (if issued) has the right to cast 100 votes for each action on which each Series A Share has the right to vote. The par value of Series A Shares, Series B Shares and Preferred Shares (if issued) is $0.001 per share.

Reverse Stock Split

On July 10, 2012, the Company’s board of directors (“Board”) confirmed and finalized the terms of a reverse stock split whereby the number of: (i) issued Series A Shares; (ii) authorized Series A Shares; (iii) issued Series B Shares; and (iv) authorized Series B shares would all be reduced by a ratio of 100:1 (“Reverse Stock Split”). The Board had previously approved the Reverse Stock Split by a Unanimous Written Consent of the Board effective March 20, 2012, subject to an approval process through the Financial Industry Regulatory Authority (“FINRA”). FINRA approval having been obtained (subject only to filing a Certificate of Change with the Nevada Secretary of State) and shareholder approval not being required, the Board approved the filing of the Certificate of Change with the Nevada Secretary of State, which occurred on July 18, 2012. The Reverse Stock Split became effective upon confirmation of FINRA approval on July 23, 2012.

Increase in the Number of Authorized Shares of the Company’s Series A and B Common Stock

On July 10, 2012, the Board approved an increase in the number of authorized Series A Shares and Series B Shares available for issuance immediately following the Reverse Stock Split by a ratio of 50 for 1, whereby the total number of authorized Series A Shares increased to 1,000,000,000 and the total number of authorized Series B Shares increased to 100,000,000 (“Increase in Authorized Shares”). The Board fixed July 10, 2012, as the record date (“Record Date”) for determining the shareholders entitled to give their written consent to the Increase in Authorized Shares.  On July 10, 2012 and pursuant to section 78.320 of the Nevada Revised Statutes (“NRS”), the Company received a written consent (“Majority Written Consent”) of shareholders holding 220,738,375 shares of Common Stock, representing 56.8% of the total possible votes outstanding, to amend the Company’s Articles of Incorporation to effectuate the Increase in Authorized Shares.  Specifically, holders of 86,920,198 (pre-reverse) Series A Shares (with a power of one vote per share) and 133,818,177 (pre-reverse) Series B Shares (with a power of ten votes per share), equaling 56.8% of the total voting power of all of the Common Stock issued and outstanding as of the Record Date, cast votes in favor of the Increase in Authorized Shares. All necessary corporate approvals having been obtained, a Definitive Information Statement was furnished to the Company’s shareholders solely for the purpose of providing advance notice to the Company’s shareholders of the Increase in Authorized Shares, as required by the Exchange Act.  The Definitive Information Statement was mailed to the Company’s shareholders on August 8, 2012. Under Section 14(c) of the Exchange Act and Rule 14c-2 promulgated thereunder, approval of Increase in Authorized Shares became effective 20 days after mailing the Definitive Information Statement. On August 29, 2012, the Company filed a Certificate of Amendment with the Nevada Secretary of State finalizing the Increase in Authorized Shares.

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

During the first quarter of 2012, the Company commenced its planned operations as it deployed its first wireless broadband access (“WBA”) network in Peru.  Prior to that and from the Company’s inception, it was a development stage company as defined by the ASC subtopic 915 Development Stage Entities.  The Company accumulated a deficit during its development stage of $253,600,984. The Company is no longer a Development Stage Entity.

The Company’s Business Transactions

The Company’s efforts have been principally devoted to developing WBA networks, fiber optic networks and the sale and distribution of products and services used in connection with WBA networks.  The Company has generated sales revenues, has incurred expenses and has sustained losses.  The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise.  Through September 30, 2012, the Company has accumulated losses of $263,130,585.

In 2009, the Company acquired a 95% equity interest in VelaTel Peru, S.A.

In 2010, the Company entered into the following joint venture agreements:

1.  Subscription and Shareholder Agreement for a fiber optic project, referred to as “Sino Crossings,” with Azur Capital (NBD) SBN BHD, a Brunei corporation, and Shanghai Ying Yue Network Technology Ltd., a PRC limited liability company; and

2.  Subscription and Shareholder for a WBA project, referred to as the “Golden Bridge Network,” with Golden Bridge Network Communications Co., a PRC limited liability company.”

The investment aspects of the Sino Crossings and Golden Bridge Network joint venture projects are discussed in further detail under Note 4, Investments.

In 2011, the Company also entered into the following other project agreements:

1.  Subscription and Shareholder Agreement with Shenzhen VN Technologies Co., Ltd., a PRC limited liability company;

2.  Business Agreement with New Generation Special Network Communication Technology Co., Ltd., a PRC limited liability company;

3.  Business Agreement with Aerostrong Company Limited, a PRC limited liability company;

4.  Business Cooperation Agreement with and other shareholders of Herlong Investments, Ltd., a Cyprus corporation. and its wholly owned operating subsidiaries, Novi-Net, d.o.o., a Croatia corporation, and Montenegro Connect, d.o.o., a Montenegro corporation;

5.  Standby Business Cooperation Agreement with 7L Capital Partners Emerging Europe LP and other shareholders of Kerseyco Trading Limited, a Cyprus corporation, and VeratNet, d.o.o., Kerseyco’s wholly owned Serbia corporation.

During 2012, the Company closed the following acquisitions and other project agreements.

1.  Business Cooperation Agreement to acquire a 75% equity interest in Herlong Investments, Ltd.;

2.  Exclusive Services Agreement with New Generation Special Network Communication Technology Co., Ltd. as contemplated by the Business Agreement with New Generation Special Network Communication Technology Co., Ltd.;

3.  Stock Purchase Agreement with Omair Khan, the sole shareholder of Zapna, ApS, a Denmark corporation, for the Company to acquire a 75% equity interest in Zapna;

4. Amended and Restated Subscription and Shareholder Agreement for Shenzhen VN Technologies Co., Ltd.; and

5. Strategic Agreement with Aerostrong Company Limited.

If a particular joint venture agreement resulted in an investment or acquisition of a controlling equity interest as of September 30, 2012, a summary of the investment or acquisition is discussed in Note 4, Investments. Other project agreements are discussed in Note 16, Commitments and Contingencies.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at September 30, 2012 and December 31, 2011 were $6,500 and $3,163, respectively.

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

The Company’s management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at December 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per share of the Company’s Series A Shares during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $0.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Functional Currency

A majority of the transactions of the Company’s Peruvian subsidiary are in US dollars; accordingly, this subsidiary’s functional currency is the US dollar. The accounts of the Company’s Zapna subsidiary are maintained in Danish Kroner, and the accounts of the Company’s Herlong subsidiaries are maintained in the Euro. The accounts of these foreign subsidiaries were translated into US dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at historical rates and statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the three months ended September 30, 2012 and 2011 were $10,621 and $1,809, respectively, and for the nine months ended September 30, 2012 and 2011 were $25,161 and $5,428, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either: (i) a continuous statement of comprehensive income; or (ii) two separate, but consecutive, statements.  The ASU does not change the items that must be reported in other comprehensive income.  In December 2011, the FASB issued ASU 2011-12, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s Condensed Consolidated Financial Statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the Fair Value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

NOTE 2     GOING CONCERN MATTERS

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited Condensed Consolidated Financial Statements, the Company incurred a net loss of $9,476,664 for the nine months ended September 30, 2012.  In addition, the Company had negative working capital of $20,849,055 and a total stockholders’ deficiency of $4,993,804 as of September 30, 2012.

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

NOTE 3     PREPAID EXPENSES

Prepaid expenses, at September 30, 2012 and December 31, 2011, are comprised of the following:

	September 30,	December 31,
	2012	2011
Prepaid taxes	$1,414,458	$1,256,423
Prepaid payroll taxes	4,020	53,936
Deferred charges	96,983	85,527
Purchase prepaid expenses	–	1,078,515
	$1,515,461	$2,474,401

NOTE 4     INVESTMENTS

Chinacomm Cayman

The Company entered into a Framework Agreement, which was superseded by the Gulfstream Subscription and Shareholders Agreement, whereby the Company, through its subsidiary, Gulfstream Seychelles, obtained an option to acquire up to a 49% equity interest in Chinacomm Cayman for a total purchase price of $196,000,000, of which the Company paid $5,000,000 during 2008.  The Gulfstream Subscription and Shareholders Agreement required the Company to make certain payments to CECT Chinacomm Communications, Co. Ltd. (“Chinacomm”) in accordance with a schedule set forth therein.  Those payments were to be utilized to deploy the Chinacomm Network (defined below).  The Company attempted to raise capital to make the required payments, but was unable to do so within the anticipated period.  However, there were numerous unfulfilled conditions precedent that Chinacomm was required to meet in order to cause Gulfstream Seychelles to pay more than it had during 2008 pursuant to the Gulfstream Subscription and Shareholders Agreement.  Meanwhile, the Company was unable to timely pay the vendors it had employed to continue work on the Chinacomm Network. At the time, the Company owed one vendor alone in excess of $47,000,000. Accordingly, the Company sought assistance from its President, Colin Tay, who was close to the senior management of Chinacomm, in an effort to find a way to keep the vendors working on the Chinacomm Network and provide more time for the Company to fund its acquisition once Chinacomm met its contractual conditions precedent to trigger such funding.

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

The TCP Note was amended and extended on several occasions.  On June 10, 2010, the Company issued 58,867,119 Series A Shares to TCP for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended.  These Shares were delivered in satisfaction of the amounts the Company owed to TCP at the time of the Share issuance.  Through September 30, 2011, in addition to issuance of Shares to TCP, the Company paid TCP $11,001,000 towards accrued interest and extension fees.  In addition, the Company paid TCP $2,750,000 towards reduction of the principal balance of the TCP Note.

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

As of December 31, 2011, Chinacomm Cayman was an inactive entity with no operating activities, except for contractual rights in the operation of the Chinacomm Network.  In addition, as of September 30, 2012, the Company evaluated for impairment the fair value of its investment in Chinacomm Cayman and determined that an impairment loss of $7,750,000 should be recognized.

Carrying value of the investment:

	September 30, 2012	December 31, 2011
Carrying value of the investment	$–	$–

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements (collectively, “Sino Crossings Agreements”).  The first agreement is between three parties: (i) Shanghai Ying Yu Network Technology Ltd., a PRC limited liability company (“YYNT”); (ii) Azur Capital SDN BHD, a Brunei company (“Azur”); and (iii) the Company.  The second agreement is between Azur and the Company.  Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed but unimproved by infrastructure equipment fiber optic cable located in China (“Sino Crossings Network”) with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the Sino Crossings Network.  On December 2, 2010, the Company issued 90,000 Series A Shares to Azur. The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers.  On December 2, 2011 the Company and Azur amended their agreement to require Azur to undertake additional duties. On that same date, the Company issued 150,000 additional Series A Shares to Azur. The Company will record its equity interest in the profit and loss of the operating company to be formed pursuant to the Sino Crossings Agreements once the entity is formed and operations commence.

On July 13, 2012, Azur served a Notice of Arbitration against the Company.  The claim was filed with the Hong Kong International Arbitration Centre and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules for breach of the Sino Crossings Agreements.  The claim alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur, and named additional parties the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement (“GBNC Agreement”).  Under the GBNC Agreement, each party is contractually obligated to contribute certain resources in order to deploy and operate a WBA network in China.  GBNC has WBA licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”).  GBNC currently holds WBA licenses in Fuzhou and Xiamen.  The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with the Company having majority control of each entity’s board of directors. The bylaws of each entity shall provide for joint signature on all bank accounts.  The Company is required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 base transceiver stations (“BTS”) plus core equipment in Fuzhou and Xiamen.  GBNC has the right to submit applications to obtain additional WBA licenses in at least seven additional cities and/or regions throughout China.  GBNC also holds licenses to act as an internet service provider (“ISP”) in 26 cities and regions in China, and the right to apply for ISP licenses in additional cities and regions nationwide. On December 22, 2010, the Company issued 50,000 Shares valued at $1,010,000.  The value established was based on the closing Share price of the Company’s Shares as of the date the GBNC Agreement was signed.

GBNC has indicated it will not honor the terms of the GBNC Agreement. Specifically, GBNC maintains that GBNC should have control over bank accounts and decisions regarding capital expenditures. Based on the duration of the impasse between the Company and GBNC regarding these matters, the Company has determined it is appropriate to fully impair its $1,010,000 investment in the GBNC Agreement.

Carrying value of the investment:

	September 30, 2012	December 31, 2011
Carrying value of the investment	$–	$1,010,000

Acquisition of 75% Equity Interest in Herlong and its Subsidiaries Novi-Net and Montenegro Connect

On December 6, 2011, the Company entered into a Business Cooperation Agreement with Herlong Investments, Ltd. (“Herlong”) and others to acquire a 75% equity interest in Herlong and its operating subsidiaries, and its wholly owned operating subsidiaries, Novi-Net, d.o.o., a Croatia corporation (“Novi-Net”), and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”).  The Republic of Croatia granted Novi-Net a nationwide license to provide WBA and related services.  The license grants the use of 63 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens.  Since 2006, Novi-Net has been providing WBA services in five counties in northern Croatia under a regional license.  Novi-Net currently owns a data center, a network core and 11 BTS to provide WBA and related services to approximately 1,500 subscribers.  Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth.  Montenegro Connect is a “greenfield” operation with two BTS installed for testing purposes and no commercial operations or subscriber base.  In exchange for its 75% equity interest in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the Novi-Net Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 (actual amount paid was $668,402 USD) down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 (approximately  $649,546 USD based on the exchange rate on the closing date) deposit on an initial equipment order placed with ZTE.  Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total shares issued and outstanding. The Company has made additional payments toward its Herlong acquisition in the form of $500,000 additional down payment to ZTE as described in Note 16, Contingencies and Commitments, and in the form of $105,128 paid to Joinmax Engineering & Consulting Services (HK), Ltd. for shipping logistics services. The payments to ZTE and to Joinmax were in the form of liabilities relieved through assignment of those creditors’ receivables with the Company through assignment to Ironridge Global, IV, Ltd, also described in Note 16, Contingencies and Commitments.

Acquisition of 75% Equity Interest in Zapna

On April 3, 2012, the Company, through its subsidiary Gulfstream Seychelles, entered into and closed a Stock Purchase Agreement (“Zapna SPA”) with Omair Khan (“Kahn”), the sole shareholder of Zapna, ApS (“Zapna”), for the Company to acquire a 75% equity interest in Zapna.  Pursuant to the Zapna SPA, Khan transferred 75 shares of Zapna’s capital stock to Gulfstream Seychelles, which represented 75% of the total shares issued and outstanding, and the Company issued 66,667 Series A Shares to Alhamd Holding Company, a Danish corporation Khan formed.

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

Allocation of Purchase Price of Herlong and Zapna Acquisitions

The Company acquired both Herlong and Zapna to expand its operations into Europe.

Both transactions were accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets and liabilities acquired as follows:

	Zapna	Herlong	Total
Cash	$60,536	$602,690	$663,226
Accounts receivable	1,188	471,438	472,626
Inventory	-	295,421	295,421
Prepaid expense	5,186	98,769	103,955
Property and equipment	-	246,117	246,117
Intangible assets	285,508	760,101	1,045,609
Accounts payable and accrued expenses	(85,751)	(305,221)	(390,972)
Note payable	-	(255,311)	(255,311)
Non-Controlling interest	(66,667)	(1,244,943)	(1,311,610)
Purchase price	$200,000	$669,061	$869,061

The above allocations are preliminary and subject to change. The preliminary purchase price allocated to goodwill is $285,508.

The operating results of both Herlong and Zapna are included in the accompanying consolidated statements of operations from the respective acquisition dates. Herlong’s and Zapna’s operating results from their respective acquisition dates to September 30, 2012 are as follows:

	Zapna	Herlong	Total
Revenue	$1,164,447	$438,840	$1,603,287
Cost of revenue	474,208	77,077	551,285
Gross profit	690,239	361,763	1,052,002
Operating expenses	117,034	709,916	826,950
Income (loss) from operations	573,205	(348,153)	225,052
Net income (loss)	$573,205	$(386,269)	$186,936

Acquisition of 75% Equity Interest in VN Tech

VN Tech has expertise, relationships and contracts to become a leading international manufacturer, integrator, and applications developer and patent holder for hydrogen and fuel cell power supply systems (“Fuel Cell Systems”) utilized in WBA networks. On April 1, 2011, the Company, VN Tech, and VN Tech’s sole shareholder Luo Hongye (“Luo”) entered into a Subscription and Shareholder Agreement (“VN Tech Original Agreement”).  Under the VN Tech Original Agreement, the parties were to form a series of entities including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company, and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WFOE”) under PRC law. The Company would subscribe to 51% and VN Tech PRC to 49% of the equity interest of the entities comprising the joint venture. VN Tech would assign to WFOE its tangible and intangible assets associated with Fuel Cell Systems, for which the Company would pay VN Tech 5 million of its shares of Series A Common Stock.

The parties subsequently formed the Hong Kong company contemplated under the VN Tech Original Agreement, VN Tech Investment, Ltd. (HK) (“VN Tech HK”).  The parties are in the process of forming the Cayman Island company under the name VN Tech Investment, Ltd., a Cayman Island corporation (“VN Tech Cayman”).

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated Subscription and Stockholder Agreement (“VN Tech A&R Agreement”) with VN Tech and Luo. Under the VN Tech A&R Agreement, the parties deem it no longer necessary to form a WFOE in connection with this transaction. Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech A&R Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75% and Luo is subscribing to the remaining 25% in the entities directly, instead of through VN Tech.  Also under the VN Tech A&R Agreement, the consideration the Company is paying Luo (instead of VN Tech) is increased from 50,000 to 100,000 Series A shares. The terms of the VN Tech A&R Agreement are otherwise similar, but not identical to, the VN Tech Original Agreement, which the VN Tech A&R Agreement supersedes entirely.

The VN Tech A&R Agreement became effective on April 22, 2012, when it was signed by all parties (“VN Tech Effective Date”).  The VN Tech Effective Date also constitutes the “Closing,” as that term is commonly understood in transactions of this nature.  All transfers of stock and other formalities described in the VN Tech A&R Agreement are considered contractual obligations subsequent and not conditions precedent to the rights and obligations of the parties contemplated in the VN Tech A&R Agreement.  On April 22, the Company issued 100,000 Series A shares to Luo pursuant to the VN Tech A&R Agreement.

VN Tech recently completed an initial round of test trials commissioned by China’s largest mobile telephone operator, China Mobile Limited. China Mobile Limited has submitted a comprehensive report of the test trial results to key ministries of China’s Central Government. Meanwhile, China Telecom Corporation, China’s largest fixed line telephone operator, has also commissioned VN Tech to construct trial test sites in Beijing on its behalf. China’s Communications Standards Association has designated Luo to head the technical committee that will develop national standards and specifications in China for the use of hydrogen fuel cells in the telecommunication industry. After adoption, these standards will also be submitted to the Telecommunications Standards Sector of the International Telecommunication Union. Once operations commence, the financial statements of VN Tech will be consolidated with those of the Company.

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

For the three-month periods ended September 30, 2012 and 2011, the Company recorded amortization of $35,799 and $6,467 respectively, and for the nine-month periods ended September 30, 2012 and 2011, the Company recorded amortization of $45,969 and $16,637, respectively, as a charge to current period operations.

NOTE 6     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2012	December 31, 2011
Accounts payable and accrued compensation	$12,011,153	$9,531,751
Accrued interest on indebtedness	723,313	514,977
	$12,734,466	$10,046,728

NOTE 7     CONVERTIBLE NOTES

Convertible notes as of September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30,	December 31,
	2012	2011
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $0.95 per Share. The Company is currently in default.	$80,000	$200,834
10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	298,923	419,757
Less current maturities	(298,923)	(419,757)
Long term portion	$–	$–

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

Since the Company’s date of inception through September 30, 2012, the Company amortized $39,629,290 as interest expense.  For the nine-month periods ended September 30, 2012, and 2011 the amortization was $0 and $0, respectively.

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

NOTE 8     NOTES PAYABLE

Notes payable at September 30, 2012 and December 31, 2011 were comprised of the following:

	September 30,	December 31,
	2012	2011
Note payable, due 9/15/2010, with monthly payments of $3,769 including interest, secured by financed equipment (currently in default)	$35,488	$35,488
Note payable, due 1/22/2010, with monthly payments of $10,901 including interest at 14%, secured by equipment (currently in default)	–	41,420
Note payable, due 2/15/13, secured by equipment; interest at LIBOR (at rate of 0.7799% at December 31, 2011) plus 2.5% per annum with three semi-annual principal payments of beginning 2/5/12	3,624,888	3,624,888
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum	684,210	–
Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum	202,105	–
Note payable, dated July 26, 2006 is due on October 1, 2016 and accrues interest at 8% per annum	65,874	–
Note payable, dated February 1, 2012 is due on March 1, 2015 and accrues interest at 8.7% per annum	112,977	–
Note payable, dated September 2, 2010 is secured by an automobile, due on August 15, 2015 and accrues interest at 10.45% per annum	7,779	–
Note payable, dated December 30, 2010 is secured by an automobile, due on February 1, 2014 and accrues interest at 8.8% per annum	20,335	–
Line of Credit Loan Agreement and Promissory Note (“First Note”), due 12/31/11, unsecured, interest at 10% per annum. Although the credit limit under the First Note was $5,000,000 and the due date of the First Note was December 31, 2011, Isaac Organization, Inc. (“Isaac”) advanced funds to the Company in excess of the credit limit, including advances made after the due date of the First Note	6,429,560	6,289,474
Total	11,183,216	9,991,270
Less current maturities	(11,024,956)	(7,598,569)
Long term portion	$158,260	$2,392,701

Isaac First Line of Credit Promissory Note

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note (“First Note”) with Isaac. In the First Note, the Company may borrow up to $5.0 million pursuant to funding requests from the Company.  For each funding request, Isaac retains 5% of the amount requested (“Holdback”) as a set-up fee and compensation for Isaac’s due diligence.  Each Holdback is added to the principal balance and accrues interest along with the amount disbursed and outstanding from time to time.  Amounts borrowed pursuant to the First Note bear simple interest at the rate of ten percent per annum.  Interest on the unpaid balance of the amounts borrowed accrue monthly, but is not due until the principal balance of the First Note is due.  The principal balance borrowed became due and payable on December 31, 2011.  As of December 31, 2011, the principal and interest owing on the First Note was $6,289,474.

Isaac Extension Agreement of First Note, and Second Line of Credit Promissory Note

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

Isaac Amended and Restated Loan Agreement

On April 25, 2012, the Company entered into an Amended and Restated Loan Agreement (“Isaac A&R Loan Amendment”) with Isaac.   The Isaac A&R Loan Amendment supersedes the terms of the Extension Agreement with Isaac described above. Under the Isaac A&R Loan Agreement, the First Note is cancelled and substituted for fourteen promissory notes in the principal amount of $500,000.00 each (“Amended Isaac Note #1 through Amended Isaac Note #14,” respectively), plus one promissory note in the amount of $425,102 (“Amended Isaac Note #15”).  The maturity date of the Amended Isaac Note #1 is April 30, 2012, and the maturity date of each succeeding Amended Isaac Note #2-#15 is the 15th day and the last calendar day of each month in succession after April 30, 2012.  Interest accrues on each Amended Isaac Notes at 10% per annum from February 23, 2012.  The Company may prepay any of the Amended Isaac Notes in whole or in part prior to their maturity date without penalty.

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

During the three months ended September 30, 2012, the Company issued to Isaac 3,674,157 Shares in settlement of Note #3, consisting of a pay-off of $125,000 and accrued interest of $1,423.

Kevin J. Morrell Revocable Trust Promissory Note

On February 24, 2012, the Company entered into a Promissory Note with the Kevin J. Morrell Revocable Trust in the principal amount of $684,210 (“Morrell Note”). The disbursement amount of the Morrell Note is $650,000. Morrell will retain from the Morrell Note a 5% Holdback as a set-up fee and compensation for Morrell’s due diligence. The difference between the disbursement amount and the principal amount represents a 5% Holdback fee, as a set-up fee and compensation for Morrell’s due diligence. The maturity date of the Morrell Note is February 24, 2013. The Company may prepay the Morrell Note in whole or in part prior to its maturity date without penalty. The Morrell note bears interest on the unpaid principal balance at 10% per annum.

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

Contemporaneously with the execution of the Morrell Note, the Company entered into a Second Note in favor with Isaac. The Second Note with Isaac provides that the Company and Isaac agree to add a conversion feature granting Isaac an option to convert all or a portion of the balance of the principal and interest due under the Second Note with Isaac to Shares. The details of the conversion feature will be agreed to between the parties when the Company has additional authorized Shares available for issuance. Upon such amendment or substitution of the Second Note with Isaac, the Company agreed to amend or substitute the Morrell Note with a promissory note containing identical conversion features to the Second Note with Isaac.

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

NOTE 9     NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes in default.  The judgments are accruing interest at rates between 3.6% and 10% per annum.  Accordingly, the carrying value of the Convertible Notes, accrued interest and legal fees on the judgments are recorded at $882,858 and $768,875 as of September 30, 2012 and December 31, 2011, respectively.  The principal balance of the three judgments totaled $829,893 as of September 30, 2012 and December 31, 2011.

NOTE 10     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended and Restated Convertible Note Purchase Agreements (estimated at $821,946) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  At September 30, 2012, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 206% and risk free interest rate of 0.5% and recorded non-operating gain of $14,714 representing the change in fair value from December 31, 2011.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2012 and December 31, 2011 was $206,200 and $220,914, respectively.

NOTE 11     NON-CONTROLLING INTEREST

The following table summarizes the changes in Non-Controlling Interests:

	Vela Tel Peru	Herlong		Zapna		Total
Balance as of December 31, 2011	$(139,816)	$		$		$(139,816)
Purchase of non-controlling interest through acquisition	–		1,244,943		66,667	1,311,610
Period loss applicable to non-controlling interest for the period ended September 30, 2012	(53,797)		(96,567)		143,301	(7,063)
Balance as of September 30, 2012	$(193,613)		$1,148,376		$209,968	$1,164,731
Non-Controlling interest percentage	5%		25%		25%

NOTE 12     MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of September 30, 2012, Company has issued and outstanding 10,000,000 shares of its Series B Common Stock, with $0.001 par value.  The general attributes of the Company’s Series B Common Stock are:

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

Mandatory Redemption

The Series B Common Stock will be redeemed in 2023 at par value $0.001 per share and is, therefore, classified outside of equity for reporting purposes.  The balance at September 30, 2012 was $5,718 which is the deemed fair value of Series B Common Stock.

Series B Stock Issuance to Officers of the Company

On July 18, 2012, the Company issued a total of 661,817 Series B Shares to three officers of the Company as follows: (i) Executive Vice President Legal, General Counsel and Secretary, Kenneth L. Waggoner, 220,605 Series B Shares; (ii) Chief Financial Officer, Carlos Trujillo, 220,606 Series B Shares; and (iii) Vice-President of Mergers & Acquisitions, Kenneth Hobbs, 220,606 Shares. On September 20, 2012 the Company issued 8,000,000 Series B Shares to the Company’s President, Colin Tay.

NOTE 13     STOCKHOLDERS’ DEFICIENCY

As of September 30, 2012, the Company was authorized to issue 1 billion Series A Shares, of which there were 44,517,655 Series A Shares issued and outstanding.

The Company issued Series A Shares for the nine months ended September 30, 2012 as follows:

In January 2012, the Company issued 148,312 Series A Shares in settlement of accounts payable in the amount of $1,000,341.

In January 2012, the Company issued 8,163 Series A Shares in exchange for convertible debentures and related interest in the amount of $ 77,063.

In February 2012, the Company issued 835,976 Series A Shares in settlement of accounts payable in the amount of $3,642,235. These amounts include the issuance of 451,988 Shares totaling $1,628,270 for compensation to independent contractors.

In March 2012, the Company issued 285,646 Series A Shares totaling $848,369 in settlement of accounts payable attributable to compensation to independent contractors.

In March 2012, the Company issued 8,163 Series A Shares in exchange for convertible debentures and related interest in the amount of $77,063.

In March 2012, the Company issued 63,489 Series A Shares totaling $196,815 in settlement of notes payable to a related party.

In April 2012, the Company issued 336,932 Series A Shares in exchange for the conversion of a note payable and related interest in the amount of $508,767.

In April 2012, the Company issued 30,214 Series A Shares totaling $67,679 in settlement of accounts payable.

In April 2012, the Company issued 66,667 Series A Shares totaling $200,000 in connection with the purchase of Zapna.

In April 2012, the Company issued 100,000 Series A Shares totaling $224,000 in connection with its investment in VN Tech.

In May 2012, the Company issued 328,278 Series A Shares totaling $731,819 in settlement of accounts payable attributable to independent contractors.

In June 2012, the Company issued 184,311 Series A Shares totaling $211,958 in settlement of accounts payable.

In June 2012, the Company issued 606,124 Series A Shares in exchange for the conversion of a note payable and related interest in the amount of $515,205.

In June 2012, the Company issued 892,762 Series A Shares totaling $1,278,635 in settlement of accounts payable attributable to compensation to independent contractors.

In July 2012, the Company issued 1,170,000 Series A Shares in partial settlement of a lawsuit with Ironridge whereby Ironridge took assignment and the Company was relieved of liability for $1,367,693 of accounts payable.

In August 2012, the Company issued 531,085 Series A Shares in exchange for the conversion of a note payable and related interest in the amount of $44,877.

In August 2012, the Company issued 8,354,081 Series A Shares totaling $701,743 in settlement of accounts payable attributable to compensation to independent contractors.

In September 2012, the Company issued 2,225,000 Series A Shares in partial settlement of a lawsuit with Ironridge whereby Ironridge took assignment and the Company was relieved of liability for $1,367,693 of accounts payable.

In September 2012, the Company issued 3,143,072 Series A Shares in exchange for the conversion of notes payable and related interest in the amount of $81,546.

In September 2012, the Company issued 6,293,544 Series A Shares in settlement of notes payable to a related party and interest in the amount of $157,968.

In September 2012, the Company issued 12,233,719 Series A Shares totaling $486,902 in settlement of accounts payable attributable to compensation to independent contractors.

The restricted Shares issued to the aforementioned entities and individuals relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, based on the knowledge possessed by those entities or individuals regarding the Company’s operations and financial condition and their experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these Shares. The Series A Shares issued to Ironridge are exempt from registration under Section 3(a)(10) of the Securities Act of 1933.

2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan" ("2011 SOP").  The Company did so pursuant to a resolution of the Company’s Board of Directors and pursuant to a majority written consent of the shareholders of the Company’s Common Stock.  It was implemented pursuant to a Definitive Information Statement filed with the SEC and mailed to the shareholders of the Company.  The material terms of the 2011 SOP are as follows:

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

6.  Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan will terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation; and

7.  The 2011 SOP is non-exclusive and does not limit the power or authority of the Company’s Board of Directors (“Board”) to adopt, modify or terminate the 2011 SOP or such additional compensation arrangements as the Board may deem necessary or desirable.  The 2011 SOP supersedes and replaces entirely the Company's 2008 SOP.  The 2011 SOP terminates by its terms on December 31, 2020, unless earlier terminated by action of the Board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 375,000 options to purchase Shares at an exercise price of $13.00 per Share.  The options were issued to eligible recipients under the 2011 SOP.  All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

The following is a summary of stock option activity:

		Weighted	Weighted
		Average	average
	Options	Exercise	remaining	Aggregate
	outstanding	Price	contractual life	Intrinsic Value
Outstanding, December 31, 2011	375,000	$13.00	9.55	$–
Granted	–	–		–
Forfeited	–	–		–
Exercised	–	–		–
Outstanding, September 30, 2012	375,000	$13.00	8.80	$–

Exercisable, September 30, 2012	375,000	$13.00	8.80	$–

NOTE 14     WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Series A Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s Series A Shares.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.00	265,453	2.75	$21.00	265,453	$21.00
$21.00	344,887	3.25	$21.00	344,887	$21.00
$21.00	37,732	3.50	$21.00	37,732	$21.00
$21.00	102,279	3.75	$21.00	102,279	$21.00
$20.00	301,168	2.00	$20.00	301,168	$20.00
$18.00	86,444	2.25	$18.00	86,444	$18.00
	1,137,963			1,137,963

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option pricing model for options granted are as follows:

Risk free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	139%
Expected dividend yield	0%

Transactions involving warrants are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2011	1,137,963	$20.51
Issued	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at September 30, 2012	1,137,963	$20.51

NOTE 15     RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	September 30,	December 31,
	2012	2011
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$25,000
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	77,132	–
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Line of Credit Promissory Note, due 3/13/13, unsecured, interest at 10% per annum	662,617	–
Total	$1,140,222	$425,000

Accrued interest, as of September 30, 2012 and December 31, 2011, due to related parties was $121,560 and $83,778, respectively.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	September 30,	December 31,
	2012	2011
Advances to VelaTel	$19,765	$244,517
Advances to Gulfstream Seychelles	40,130	40,740
Advances to VelaTel Peru	91,365	470,618
	$151,260	$755,875

In addition, the Company owed officers and related parties $612,469 and $237,268 as of September 30, 2012 and September 30, 2011, respectively, that are included in the Company’s accounts payable.

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

On June 10, 2010, the Company issued 58,867,119 Shares to TCP for the payment of $24,488,721 of interest and fees owed to TCP under the Fourth Amendment issued by the Company to TCP.  (See Note 4 for further information related to this subject.)

NOTE 16     COMMITMENTS AND CONTINGENCIES

Threatened and Actual Legal Proceedings

As of September 30, 2012, the Company is subject to the following legal proceedings which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of these matters should not have a material adverse effect on its financial position, results of operations or liquidity.

The Fischer Litigation

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) naming the Company as a defendant in the United States District Court for the Central District of California.  The complaint alleged a claim for breach of contract relating to the Company’s default under a Convertible Note entered into by the Company with Fischer.  The complaint requested damages of $1,000,000 plus interest at the rate of 10% per annum, court costs and attorneys’ fees.  Fisher obtained a judgment against the Company in the amount of $1,036,000.  Effective December 31, 2010, the Company settled the case for $960,000 pursuant to a settlement agreement.  Fischer is to receive payments of $80,000.00 per month for 12 months pursuant to the settlement.  Through the date of this Report, the Company has paid $560,000.  The Company intends to complete its settlement payments to Fischer when sufficient funds to do so become available.

The Gomez Litigation

On July 17, 2009, a complaint was filed against the Company by Edgar Pereda Gomez (“Gomez”) in the Superior Court for the State of California, County of San Diego, Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleged a claim for breach of contract arising from the Company’s default under a Convertible Note entered into by the Company with Gomez and sought damages in amount of $525,000 plus interest and costs.  The Company entered into a Stipulation for Entry of Judgment to resolve this litigation.  The Stipulation for Entry of Judgment provides for entry of a judgment in the amount of $525,000 plus interest and costs against the Company.  Effective December 31, 2010, the Company settled this case for $683,892.71. Commencing April 15, 2011, Gomez received $113,982.12 per month and was supposed to receive the same amount of the 15th of the following five months pursuant to the settlement.  Thus far, the Company has made four of the six settlement payments to which Gomez is entitled.  The Company intends to complete its settlement payments to Gomez when sufficient funds to do so become available.  Gomez is undertaking efforts to collect the unpaid balance of the settlement.

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

The Chinacomm Litigation

On November 18, 2011, the Company, along with TCP (“Plaintiffs”), commenced litigation against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (“Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“Chinacomm Litigation”).

The Chinacomm Litigation arises out of the breach of numerous agreements between the Plaintiffs and some of the Defendants, including, but not limited to, the Framework Agreement and Subscription and Shareholders Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network. In addition, the Chinacomm Litigation arises out of the deceitful representations by certain of the Defendants in connection with the issuance of licenses by applicable regulatory agencies in the PRC for the operation of the Chinacomm Network. Finally, the Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Cayman has with Standard Chartered Bank (HK) Limited “(Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Cayman (“the Standard Chartered Accounts”) and into which the Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief, compensatory damages of: (i) loss of profits; (ii) restitution; (iii) reinstatement of any funds taken from the Standard Chartered Accounts; (iv) an accounting of any funds taken from the Standard Chartered Accounts; (v) damages for the amounts the Company spent on: (a) a Request for Proposal; (b) the development of a WBA Deployment Guide Book which includes the specifications for the design and market for each of the 12 cities comprising Phase 1 of the Chinacomm Network, equipment testing and procurement, deployment, office planning and staffing; (c) site acquisition to be utilized in connection with the 12 Phase 1 cities; (d) radio frequency engineering; (e) the architectural and engineering work for each of the 12 Phase 1 cities; and (v) court costs, and further and other relief as the Court may deem appropriate.

On November 18, 2011, the High Court issued an ex parte order granting the Plaintiffs’ application for injunctive relief, ordering that Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Qiu Ping and Yuan Yi be restrained until further order of the High Court from: (i) dealing in the Standard Chartered Accounts; (ii) incurring any liability, creating charges, mortgages, encumbrances or liens to the detriment of Chinacomm Cayman; (iii) transferring or changing the existing shareholdings or proceeding with deregistration or dissolution of Chinacomm Cayman; and (iv) disposing of any fixed or current assets of Chinacomm Cayman. In addition, the High Court ordered Qiu Ping, the President of Chinacomm and CECT Chinacomm Shanghai Co. Ltd., and Yuan Yi, the Chairman of the board of directors of these two companies, from disposing of or otherwise dealing with these companies’ assets locally or worldwide for purposes of the orders in the amount of $4,749,599. In addition, the High Court ordered Chinacomm, Qiu Ping and Yuan Yi to disclose all relevant information related to the Standard Chartered Accounts within seven days of the aforementioned orders (collectively, the orders referred to herein as “Injunction Orders”). The Injunction Orders were to remain in effect until November 25, 2011. On November 25, 2011, the Injunction Orders were continued by the High Court until further order of the High Court.

On April 11, 2012, the High Court rejected the Defendants’ application for withdrawing a sum HK$100,000 from the Standard Chartered Accounts for their legal costs and continued the Injunction Order in effect pending further order of the High Court.

In June, 2012, the Plaintiffs discovered that a sum of $4.5 million of the deposited funds in the Standard Chartered Accounts had been transferred by Qiu Ping of Chinacomm Cayman into a personal bank account with the DBS Bank (HK) Limited of another board member of Chinacomm, Feng Xiao Ming. The Plaintiffs joined Feng Xiao Ming as a Defendant and obtained worldwide injunction against him up to the limit of $4.5 million.

On July 19, 2012, there was a hearing to determine whether the Injunction Orders should remain in place pending the outcome of the litigation, a motion having been filed by the Defendants requesting the Injunction Orders be dissolved. Following oral arguments the High Court took the matter under submission.

On October 26, 2012 the High Court issued its ruling on the Defendant’s motion to dissolve the Injunction Order. The High Court dismissed the Defendants’ application to discharge the Injunction Orders. In addition, the Plaintiffs’ request for continuation of the Injunction Orders was granted. Since the High Court found in favor of the Plaintiffs and against the Defendants, the High Court ordered the Defendants to pay the Plaintiffs the costs associated with the injunction proceedings immediately.

Among other findings and conclusions by the High Court are the following: (i) Piu Ping’s explanation as to why he withdrew the funds from the Standard Charter Bank was “incredible,” particularly after the Injunction Orders had been served on him a day before he withdrew $190,000 from the Bank; (ii) there had been shameless efforts by Qiu Ping’s camp to remove the $4.7 million out of the reach of the Plaintiffs and to conceal the true picture of what the Defendants were trying to accomplish; (iii) dissipation of the funds in questions was not only a risk, but a fact in the present case; (iv) so far, Qiu Ping and others have not made full and frank disclosures of the money trails and the particulars of the transfer of the funds in question; (v) Qui Ping and others have still failed, as ordered by the High Court, to disclose their assets and bank accounts outside Hong Kong which might shed light on the disposal of the $4.7 million; (vi) that the Defendant’s arguments why they unilaterally changed the “dual signature” requirement over the $4.7 million deposited in the Standard Chartered Bank was “incredible” in light of the objective facts and that Colin Tay’s version of the “double signature arrangement” to be more probable than Qui Ping’s; and (vii) the Plaintiffs were not required to continue funding the purchase price of the 49% in Chinacomm Cayman until Chinacomm had obtained the telecommunications licenses for the 29 cities that make up the Chinacomm Network, which it never did.

On November 2, 2012, the High Court denied the Defendant’s petition to have the Plaintiffs deposit funds with the High Court to secure their costs of defense.

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

On February 1, 2012, the Company and NGSN entered into the NGSN Exclusive Services Agreement contemplated by the NGSN Business Agreement. The Company has completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of the wholly foreign owned enterprise (“WFOE”) that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement the Company may begin providing services to NGSN through its existing WFOE, Beijing Yunji.

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

On April 19, 2012, Beijing Yunji and Aerostrong entered into a Strategic Business Agreement (“Aerostrong Strategic Agreement”), which is the Exclusive Services Agreement contemplated under the Aerostrong Business Agreement described above. The material terms of the Aerostrong Strategic Agreement are as follows:

1.  The parties will cooperate on application of jointly approved WBA projects (each a “Cooperation Project”) for which the rights and obligations of each party will be set forth in a separate “Project Agreement.” Under the initial Cooperation Projects, the parties have agreed to develop: (i) the Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) the Shen Hua WBA special network project for railway; and (iii) the overload WBA surveillance projects in Shanxi Province. For each specific Cooperation Project, the parties will jointly formulate the budget and implementation plan and sign a Project Agreement in accordance with the principles set forth in the Aerostrong Strategic Agreement;

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

VeratNet Network

On December 19, 2011, the Company entered into a Standby Business Cooperation Agreement (“Standby BCA”) with 7L and others to acquire a controlling interest in Kerseyco Trading Limited (“Kerseyco”), a Cyprus corporation, and VeraNet, d.o.o. (“VeraNet”), a wholly owned Serbia corporation. VeratNet is one of the leading telecommunications operators and internet service providers in Serbia, offering a full range of telecommunication services, including ADSL broadband service nationwide and WBA services in three cities where it, at the time, held radio frequency licenses.

On August 16, 2012, the Company, Kerseyco, 7L and the other shareholders of Kerseyco entered into an agreement terminating the rights and obligations of all parties under the Standby BCA for the Company’s acquisition of Kerseyco. On July 10, 2012, Serbia’s Republic Agency for Electronic Communications (“RATEL”) denied the application of VeratNet to replace equipment on any of VeratNet’s eleven existing transmission sites. RATEL had previously denied VeratNet’s application to expand its network on fifteen additional transmission sites. Although RATEL justified its decisions on the basis that it is currently changing the law whereby VeratNet and other operators will be entitled to participate in a spectrum tender process by which VeratNet may be awarded a national WBA license in exchange for its existing regional WBA license, there has been no progress in this process during the time the Standby BCA has been in effect. The parties concluded that the essential purpose of the Standby BCA had been frustrated through no fault of any of the parties.

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

Equipment Contracts for Montenegro Connect and Novi-Net WBA Networks

On May 10, 2012, the Company entered into three related contracts and three purchase orders with ZTE for the supply of infrastructure equipment and software for the Company’s WBA projects in Croatia and Montenegro. The aggregate price of the goods covered by the three contracts and the purchase order associated with each contract is $7,001,870.10. The components of each purchase order are described as follows:

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

Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries. Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net. The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price. The Company had previously paid $1 million as a deposit to ZTE that was applied against the aggregate down payment for all contracts, and has since paid an additional $500,000 down payment pursuant to the transaction with Ironridge Global IV, Ltd. described immediately below. Each installment of down payment has been allocated pro rata in relation to the total contract price for each contract. The contract terms common to all three contracts and all three purchase orders are as follows: (i) all equipment and software includes a one-year warranty; (ii) the delivery terms are “FCA Hong Kong,” under which term, the Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax; (iii) “FCA Hong Kong,” under which terms, the purchase price, net of down payment described above, is seller financed by ZTE for 2.5 years, with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of the grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment will include principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract, and each contract provides for protection of intellectual property and other confidential information, and events, circumstances or limitations describing the rights of either party to delay performance, assign rights, terminate, or enforce remedies through arbitration under each contract, all upon terms the Company believes to be standard in commercial contracts of a similar nature.

Ironridge Global IV, Ltd. Financing of the Company

On July 5, 2012, the Company issued 1,170,000 Series A Shares (“Initial Issuance”) to Ironridge Global IV, Ltd. (“Ironridge”). The Initial Issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims (“Order”) between the Company and Ironridge, in settlement of $1,367,693 of accounts payable of the Company which Ironridge had purchased from certain creditors of the Company (“Assigned Accounts”), in an amount equal to the Assigned Accounts plus fees and costs. The Assigned Accounts relate to: (i) the remaining down payment for infrastructure equipment and software purchased from ZTE for expansion of its Croatia WBA network and deployment of the Montenegro Connect WBA network; (ii) the cost of shipping, insurance and other transport logistics services to deliver the equipment and software described above from its place of manufacture in China to its ultimate destinations; (iii) the proof of funds deposit required as registered capital for formation of a PRC operating company pursuant to the exclusive services contract between the Company and NGSN; and (iv) amounts previously financed for consumer terminals delivered to VelaTel Peru as inventory for resale to customers.

The Order was entered on July 3, 2012 by the Superior Court of the State of California, County of Los Angeles, Central District. In addition to the Initial Issuance, the Order also provides for an adjustment in the total number of Series A Shares which may be issuable to Ironridge, based on a calculation period for the transaction defined as that number of consecutive trading days following the date on which the Initial Shares have been issued, received in Ironridge’s account in electronic form and fully cleared for trading (“Issuance Date”) required for the aggregate trading volume of the Series A Shares, as reported by Bloomberg LP, to exceed $6.5 million (“Calculation Period”). Pursuant to the Order, Ironridge will receive an aggregate of: (v) 1,000,000 Series A Shares, plus that number of Shares (the "Final Amount") with an aggregate value equal to (vi) the sum of the Claim Amount plus a 6% agent fee and plus Ironridge’s reasonable attorney fees and expenses (less $10,000 previously paid); and (vii) divided by 80% of the following: the volume weighted average price ("VWAP") of the Shares during the Calculation Period, not to exceed the arithmetic average of the individual daily VWAPs of any five of each consecutive twenty trading days during the Calculation Period (any increment with fewer than twenty trading days will have the days added to the final increment). The Order further provides that if, at any time during the Calculation Period, the total Series A Shares previously issued to Ironridge are less than any reasonably possible Final Amount, or a daily VWAP is below 80% of the closing price on the day before the Issuance Date, Ironridge will have the right to request (subject to the limitation below), and the Company will, upon Ironridge’s request, reserve and issue additional Series A Shares (each, an "Additional Issuance"), subject to a 9.99% beneficial ownership limitation specified in the Order. At the end of the Calculation Period: (viii) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall issue additional Series A Shares to Ironridge, up to the Final Amount; and (ix) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining Series A Shares to the Company and its transfer agent for cancellation.

In connection with the transaction, Ironridge represented that it does not hold any short position in the Series A Shares and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the Shares.

On September 13, 2012, the Company issued the 2,225,000 additional Series A Shares to Ironridge. Each issuance to Ironridge is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

Ironridge has paid the Company’s creditors from whom it received assignments of their accounts receivables against the Company the following amounts: (i) $300,000 on or about August 13, 2012 (with an additional $200,000 payable on or about October 13, 2012 but not yet paid) to ZTE for the Croatia and Montenegro equipment order described above; (ii) $105,128 on or about November 7, 2012 to Joinmax for shipping logistics services associated with the ZTE equipment order ; (iii) $350,000 on or about August 13, 2012 and $75,000 on or about September 13, 2012 (with an additional $75,000 payable on or about October 13, 2012 but not yet paid) for proof of funds deposit as registered capital for NGSN project’s PRC operating company; and (iv) two installments of $87,521.67 each on or about August 2, 2012 and September 13, 2012 to Success Action Limited for consumer terminal inventory previously financed and delivered to VelaTel Peru.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited Condensed Consolidated Financial Statements consisted of the following items as of September 30, 2012:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$–	$–	$206,200	$206,200

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of December 31, 2011	$220,914
Change in value of derivative liability during 2012	(14,714)
Ending balance as of September 30, 2012	$206,200

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

Basic net loss per Share is computed by dividing net loss by the weighted average number of shares of the Company’s Series A Common Stock outstanding during each period.  It excludes the dilutive effects of potentially issuable Shares, such as those related to Convertible Notes.  Diluted net loss per Share is calculated by including potentially dilutive Share issuances in the denominator.  However, diluted net loss per Share for the period from September 30, 2011 through September 30, 2012 does not reflect the effects of Shares potentially issuable upon conversion of Convertible Notes and outstanding warrants.  These potentially issuable Shares would have an anti-dilutive effect on the Company’s net loss per Share.

NOTE 19     SUBSEQUENT EVENTS

Sales of Unregistered Securities of the Company

As to the following sales of unregistered securities, all information required by Item 701 of Regulation S-K has been included in a current Report on Form 8-K during the period covered by this Report:

On October 4, 2012, the Company issued 4,800,000 Series A Shares to Ironridge in partial settlement of a lawsuit with Ironridge whereby Ironridge took assignment and the Company was relieved of liability for $1,367,693 of accounts payable.

On October 4, 2012, the Company issued 714,286 Series A Shares to Frost & Sullivan in full payment for professional services rendered to the Company pursuant to an independent contractor agreement for investor relations and public relations services between the Company and Frost & Sullivan. This sale of Shares resulted in a reduction of $15,000 in accounts payable of the Company.

On October 22, 2012, the Company issued 5,331,505 Series A Shares and 5,331,505 Warrants to Weal Group in partial payment of a line of credit promissory note of up to $1,052,631.50. Each Warrant has an exercise price of $0.01708, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $91,062.10 in notes payable of the Company, and payment of $0 of accrued interest.

On October 22, 2012, the Company issued 2,883,669 Series A Shares and 2,883,669 Warrants to David S. McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50. Each Warrant has an exercise price of $0.01708, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $49,253.06 in notes payable of the Company, and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,036,437 Series A Shares and 3,036,437 Warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each Warrant has an exercise price of $0.0247, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $75,000 in notes payable of the Company, and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 5,243,446 Series A Shares and 5,243,446 Warrants to America Orient, LLC, as assignee of Isaac, in partial payment of a promissory note in the amount of $500,000. Each Warrant has an exercise price of $0.0267, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $140,000 in notes payable of the Company, and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,475,843 Series A Shares and 3,475,843 Warrants to McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50. Each Warrant has an exercise price of $0.02877, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $100,000 in notes payable of the Company, and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,302,051 Series A Shares and 3,302,051 Warrants to Ryan Alvarez, as assignee of Weal Group, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each Warrant has an exercise price of $0.02877, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $95,000 in notes payable of the Company, and payment of $0 of accrued interest.

On November 8, 2012, the Company issued 10,000,000 Series B Shares to Colin Tay as compensation that will equal $10,000 upon mandatory redemption of the Series B Shares in 2023.

On November 14, 2012, the Company issued 2,800,000 Series A Shares to Ironridge in partial settlement of a lawsuit with Ironridge whereby Ironridge took assignment and the Company was relieved of liability for $1,367,693 of accounts payable.

On November 14, 2012, the Company issued 941,915 Series A Shares and 941,915 Warrants to McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50. Each Warrant has an exercise price of $0.03185, and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company, and payment of $0 of accrued interest.

The restricted Shares issued to the aforementioned entities and individuals relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, based on the knowledge possessed by those entities or individuals regarding the Company’s operations and financial condition and their experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these Shares. The Series A Shares issued to Ironridge Global IV, LLC are exempt from registration under Section 3(a)(10) of the Securities Act of 1933.

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

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Report on Form 10-Q for the period ended September 30, 2012 and the Notes thereto, which form an integral part of this Report.

Executive Summary of Our Businesses

The Company currently holds investments or contracts in nine projects that we refer to as: (i) the VelaTel Peru Network; (ii) the GBNC Network; (iii) the VN Tech Fuel Cell Business; (iv) the Exclusive Services Agreement with NGSN; (v) the Exclusive Services Agreement with Aerostrong; (vi) the Sino Crossings Fiber Joint Venture; (vii) Zapna Voice Applications; (viii) the Novi-Net Network; and (ix) the Montenegro Connect Network.  The Company’s primary business model is to combine its engineering and deployment expertise, its equity funding relationships, its vendor partnership, radio frequency spectrum, fiber optic cable and concession rights assets acquired through a subsidiary or a joint venture relationship to create and operate wireless broadband accesss (“WBA”) networks worldwide.  We offer or will offer internet access, voice, video, and data services to the subscribers of various WBA networks we own and/or operate.  The Company’s secondary business model is to distribute products and services used in connection with WBA networks, specifically hydrogen fuel cells used as a back-up power source for certain transmission equipment, and devices and services that enable lower cost voice long distance and voice and data roaming fees to subscribers of cellular, voice over internet protocol or wireless broadband networks.  Each of these projects is summarized immediately above in the Notes to our unaudited Condensed Consolidated Financial Statements. Each project described the Notes is presented in the chronological order in which we first formalized our ownership or other legal rights in each project.  References to projects or milestone events that occurred subsequent to the period ended September 30, 2012 have been included to the extent such events are material to our ongoing operations.

Our present operational focus is on the deployment of WBA networks in emerging international markets, using either 2.5 GHz or 3.5 GHz radio frequency spectrum, or other spectrum bands that come available based on government auctions or tenders or future acquisition or joint venture opportunities that may present themselves.  Our current businesses are in Peru, The People’s Republic of China (“PRC” or “China”), Croatia, Montenegro and Denmark.

Results of Operations

Three-month period ended September 30, 2012 as compared to the three-month period ended September 30, 2011.

Our revenue, cost of sales, expenses and other income for the three-month periods ended September 30, 2012 and 2011 are as follows:

Revenue:

2012	2011
$1,023,288	$115,371

Our revenue for the three-month period ended September 30, 2012 increased by $907,917 or 787% from the same period ended September 30, 2011. The increase in revenue for 2012 is attributed to our acquisitions of Zapna and Herlong, which accounted for $647,856 and $214,486, respectively, of the increase in revenue.

Cost of Sales:

2012	2011
$501,347	$138,829

Our cost of sales for the three-month period ended September 30, 2012 was $501,347, or 49% of sales as compared to $138,829 or 120% of sales for the same period ended September 30, 2011.  The increase in cost of sales in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2012 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2012	2011
$2,651,479	$6,847,937

Our selling, general and administrative expenses for the three-month period ended September 30, 2012 was $2,651,479, as compared with $6,847,937 for the same period in 2011, a decrease of $4,196,458.  The decrease in the selling, general and administrative expenses during the three month period in 2012 period is a result of a non-cash expense of $4,323,214 associated with the issuance of 375,000 stock options in 2011. There was no such expense in 2012.

Impairment loss:

2012	2011
$1,010,000	$–

During the three-month period ended September 30, 2012 we wrote off our investment in GBNC Network. GBNC has indicated it will not honor the terms of the GBNC Agreement. Specifically, GBNC maintains that GBNC should have control over bank accounts and decisions regarding capital expenditures. Based on the duration of the impasse between us and GBNC regarding these matters, we have determined it is appropriate to fully impair our $1,010,000 investment in GBNC.

Gain (loss) on Change in Fair Value of Debt Derivative:

2012	2011
$53,098	$16,075

For the three-month period ended September 30, 2012, we incurred a non-cash gain of $53,098 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to $16,075 for same period in 2011.  The change for 2012 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Loss on Settlement of Debt:

2012	2011
$161,250	$–

For the three-month period ended September 30, 2012, we issued our common stock in settlement of debt. The settlement price was less than the fair value of the shares issued resulting in a loss of $161,250.

Interest Expense:

2012	2011
$246,747	$315,925

For the three-month period ended September 30, 2012, our interest expense was $246,747 as compared to $315,925 for the same period in 2011.  The decrease in interest expense is attributable to fewer notes payable in 2012 compared to 2011.

Net Loss:

2012	2011
$3,998,410	$7,227,611

Our net loss of $3,998,410 for the three-month period ended September 30, 2012 and the same period for 2011 is the result of the factors described above, principally the decrease in selling, general and administrative expenses offset by the impairment of our investment in GBNC.

Nine-month period ended September 30, 2012 as compared to the nine-month period ended September30, 2011.

Our revenue, cost of sales, expenses and other income for the nine-month periods ended September 30, 2012 and 2011 are as follows:

Revenue:

2012	2011
$2,107,213	$488,476

Our revenue for the nine-month period ended September 30, 2012 increased by $1,618,737 or 331% from the same period ended September 30, 2011.  The increase in revenue for 2012 is attributed to our acquisitions of Zapna and Herlong, which accounted for $1,164,447 and $438,840, respectively, of the increase in revenue.

Cost of Sales:

2012	2011
$1,574,887	$567,761

Our cost of sales for the nine-month period ended September 30, 2012 was $1,574,887, or 75% of sales as compared to $567,761 or 116% of sales for the same period ended September 30, 2011.  The increase in cost of sales in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2012 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2012	2011
$8,748,714	$11,125,124

Our selling, general and administrative expenses for the nine-month period ended September 30, 2012 was $8,748,714, as compared with $11,125,124 for the same period in 2011, a decrease of $2,376,410.  The decrease in the selling, general and administrative expenses during the nine month period in 2012 period is a result of a non-cash expense of $4,323,214 associated with the issuance of 375,000 stock options in 2011 offset by higher overhead costs as a result of the acquisitions of Zapna and Herlong.

Impairment loss:

2012	2011
$1,010,000	$–

During the nine-month period ended September 30, 2012 we wrote off our investment in GBNC Network. GBNC has indicated it will not honor the terms of the GBNC Agreement. Specifically, GBNC maintains that GBNC should have control over bank accounts and decisions regarding capital expenditures. Based on the duration of the impasse between us and GBNC regarding these matters, we have determined it is appropriate to fully impair our $1,010,000 investment in GBNC.

Research and Development:

2012	2011
$–	$6,317,287

Our research and development costs for the nine-month period ended September 30, 2012 were $0, as compared with $6,317,287 for the same period in 2011.  This decrease is directly related the deployment of our WBA network rather than development of the network in prior years.

Gain (loss) on Change in Fair Value of Debt Derivative:

2012	2011
$14,714	$(1,982)

For the nine-month period ended September 30, 2012, we incurred a non-cash gain of $14,714 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes as compared to a non-cash loss $1,982 for same period in 2011.  The increase in the gain for 2012 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Gain on Settlement of Debt:

2012	2011
$1,723,817	$–

For the nine-month period ended September 30, 2012, we issued our common stock in settlement of debt. The settlement price exceeded the fair value of the shares issued resulting in a gain of $1,723,817.

Interest Expense:

2012	2011
$1,159,757	$372,649

For the nine-month period ended September 30, 2012, our interest expense was $1,159,757 as compared to $372,649 for the same period in 2011.  The significant increase in interest expense is attributable to the significant increase in notes payable in 2012 compared to 2011.

Net Loss:

2012	2011
$9,476,664	$17,975,793

Our net loss of $9,476,664 for the nine-month period ended September 30, 2012 and the same period for 2011 is the result of the factors described above, principally the reduction in selling, general and administrative expense and research and development costs in 2012, the gain on settlement of debt offset by the impairment of our investment in GBNC.

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

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of September 30, 2012: (i) litigation installment payments of $829,893 (this amount can also be paid with shares of our Shares at our option ); (ii) notes payable to related parties of $1,140,222; (iii) notes payable of $11,183,216; (iv) Convertible Notes and Amended Convertible Notes of $298,923; (v) advances from officers of $151,260; (vi) accounts payable and accrued expenses of $12,909,510; and sales, general and administrative expenses of approximately $1.1 million per month for San Diego, Taiwan, Peru, Denmark, Cyprus, Croatia and Montenegro operations (additional future SG&A for joint venture projects in China and elsewhere throughout the world cannot currently be estimated, as those projects have not commenced active operations).

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac Organization, Inc. (“Isaac”).

Since our inception until September 30, 2012, we have incurred accumulated losses of approximately $263.1 million.  As of September 30, 2012, we had cash of $280,032 and liabilities of approximately $26.7 million, of which $26.6 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated April 16, 2012, for the period ended December 31, 2011.  In order to continue to operate our business, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Shares, Series B Shares, preferred stock, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective August 29, 2012, we increased our (post-reverse) authorized Series A Shares from 200 million to 1 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State.  As of September 30, 2012, we had issued and outstanding 44,517,655 Series A Shares. The total number of Series A Shares issued and outstanding as of the filing date of this Report is 77,046,807 (post-reverse split).

As of September 30, 2012, we had authorized the issuance of up to 100,000,000 Series B Shares, of which 10,000,000 were issued and outstanding.  Each share of our Series B Common Stock has the right to cast ten votes for each action on which our shareholders have a right to vote.  The consent of 80% of the issued and outstanding shares of our Series B Share shareholders is required in order to sell, assign or transfer any of the shares of our Series B Shares.  The Series B Shares do not participate with any declared dividends. The Series B Shares are redeemable on May 23, 2023 at par value of $0.001 per share.

George Alvarez, our Chief Executive Officer, holds a proxy for 669,092 Series B Shares.  Colin Tay, our President, owns 8,669,091 Series B Shares; Kenneth L. Waggoner, our Executive Vice President Legal, General Counsel and Secretary, owns 220,605 Series B Shares; Carlos Trujillo, our Chief Financial Officer, owns 220,606 Series A Shares; and Kenneth Hobbs, our Vice-President of Mergers & Acquisitions, owns 220,606 Series B Shares. Due to the limitations on transfer of our Series B Shares, we do not consider the issuance of Series B Common Stock to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of preferred stock, with rights and preferences to be determined by the Company’s Board of Directors.  We have not issued any preferred stock.

As of September 30, 2012, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes.  These notes bear interest at 10% per annum and are all either past due or have been converted.  As of September 30, 2012, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $0.3 million.  The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended September 30, 2012 and is expected to continue to do so in the future.  We have no present plans to issue further convertible notes as a means of funding our operations.  However, we are exploring other alternatives to raising the needed capital to fund our ongoing projects and those we have entered into as of the date of this Report.

As of September 30, 2012, we owed approximately $1.1 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

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

The following table presents a summary of our sources and uses of cash for the nine-month period ended September 30, 2012 and 2011:

	Nine-Month	Nine-Month
	Period Ending	Period Ending
	September 30, 2012	September 30, 2011
Net cash provided by (used in) operating activities:	$4,673,480	$(6,607,634)
Net cash used in investing activities	$(7,128,461)	$(3,139,681)
Net cash provided by financing activities	$2,551,556	$9,970,538
Increase in cash and cash equivalents	$96,575	$223,223

Operating Activities

The cash used in operating activities for the nine months ended September 30, 2012 is a result of our net loss offset by an increase in accounts payable and accrued expenses.

Investing Activities

The cash used in investment activities for the nine months ended September 30, 2012 consists of the purchase of equipment of $7.1 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 consist of proceeds from the issuance notes payable.

Off-Balance Sheet Arrangements

At September 30, 2012, we have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information called for by this Item.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Item 1A. Risk Factors.

The Company is a smaller reporting company. Accordingly, we are not required to provide the information called for by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

All information required by Item 701 of Regulation S-K has been included in a current Report on Form 8-K during the period covered by this Report.

On September 7, 2012, the Company issued 2,225,000 Series A Shares to Ironridge in partial settlement of a lawsuit with Ironridge whereby Ironridge took assignment and the Company was relieved of liability for $1,367,693 of accounts payable.

On September 13, 2012, the Company issued 1,153,961 Series A Shares and 1,153,961 Warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0276 and an exercise term of three years. This sale of Series A Shares resulted in a principal reduction of $31,849.33 in notes payable of the Company, and payment of accrued interest of $0.

On September 13, 2012, the Company issued 928,309 Series A Shares and 928,309 Warrants to America Orient, LLC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to America Orient. Each warrant has an exercise price of $ 0.0299 and an exercise term of three years. This sale of Series A Shares resulted in a principal reduction of $25,000 in notes payable of the Company, and payment of accrued interest of $2,756.44.

On September 20, 2012, the Company issued 2,097,848 Series A Shares and 2,097,848 Warrants to each of James Shaw, Steven O. Smith and Ann Stowell, for a total of 6,293,544 Shares and 6,293,544 warrants in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor Weal Group, Inc. and partially assigned to James Shaw, Steven O. Smith and Ann Stowell. Each warrant has an exercise price of $0.0251 and with an exercise term of three years. This sale of Series A Shares resulted in a principal reduction of $144,731.79 in notes payable of the Company, and payment of accrued interest of $13,236.17.

On September 27, 2012, the Company issued 1,062,802 Series A Shares and 1,062,802 Warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each Warrant has an exercise price of $0.0207 and an exercise term of three years. This sale of Series A Shares resulted in a principal reduction of $22,000 in notes payable of the Company, and payment of $0 of accrued interest.

The restricted Shares issued to the aforementioned persons relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, based on the knowledge possessed by those entities or individuals regarding the Company’s operations and financial condition and their experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these Shares. The Series A Shares issued to Ironridge are exempt from registration under Section 3(a)(10) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2012, the Company is in default on payment of the principal and interest on approximately $429,448 of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a)    All information required to be disclosed on a report on Form 8-K during the period ended September 30, 2012 has been reported.

(b)    The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits.

Exhibit No .	Description of each Exhibit and incorporation by reference to any prior Report where the same Exhibit has already been attached to that Report. Reference to VelaTel Global Communications, Inc. and its prior name, China Tel Group, Inc., are to “the Company.”

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.5	Certificate of Change with the Nevada Secretary of State which occurred on July 18, 2012 (Filed on July 23, 2012) [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 20, 2012]

Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.3	Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].
10.4	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]

Contracts Related to Chinacomm Joint Venture
10.5	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.6	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2011]
10.7	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.8	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.9	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]
10.10	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]

Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.11	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.12	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.13	Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]

Contracts Related to Golden Bridge Joint Venture
10.14	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]

Contracts Related to Sino Crossing Joint Venture
10.15	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.16	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].

Contracts Related to VN Tech Joint Venture
10.17	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.18	Amended and Restated Subscription and Shareholder Agreement, dated April 22, 2012, between Gulfstream Capital Partners, Ltd., Luo Hongye, and Shenzhen VN Technologies Co., ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012]

Contracts Related to Equity and Convertible Debt Instruments
10.19	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.20	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.21	Amended and Restated Loan Agreement, dated April 25, 2012, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012]
10.22	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011]
10.23	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012]
10.24	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012]
10.25	Amended and Restated Loan Agreement between the Company and Isaac dated April 25, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012]
10.26	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012]
10.27	Promissory Note entered into between the Company and the Kevin J. Morrell Revocable Trust dated February 24, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012]
10.28	Line of Credit Promissory Note between the Company and David S. McEwen dated April 26, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012].
10.29	Promissory Note, dated February 24, 2012, between the Company and Viking Retirement Assets Custodian, FBO Kenneth Hobbs IRA [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012]

Contracts related to NGSN
10.30	Business Agreement with NGSN and the Company dated October 21, 2011 [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011]
10.31	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012]

Contracts related to Aerostrong
10.32	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011 [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011]
10.33	Strategic Business Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012 [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012]

Contracts related to Zapna
10.34	Stock Purchase Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, ApS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]
10.35	Pledge Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, ApS, and Horwitz, Cron & Armstrong, LLP [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]

Contracts related to Herlong
10.36	Business Cooperation Agreement, dated December 6, 2011, between the Company, 7L Capital Partners Emerging Europe LP and other shareholders, to acquire 75% equity interest in Herlong Investments Limited [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011]
10.37	Software Purchase Contract, dated May 10, 2012, between the Company, Herlong Investments Limited, and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2012]
10.38	Equipment Contract, dated May 10, 2012, between the Company, Montenegro Connect, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011]
10.39	Equipment Contract, dated May 10, 2012, between the Company, Novi-Net, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011]

Contracts related to Kerseyco
10.40	Standby Business Cooperation Agreement by and between the Company, 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic (Shareholder 1), Angelina Jevtic (Shareholder 2), Nikola Zelic (Shareholder 3), Zivana Olbina (Shareholder 4); and Clearcon D.O.O (formerly SECI D.O.O). Boegrad (Shareholder 5) and VeratNet, dated December 19, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K dated December 19, 2011]
10.41	Termination of Standby Business Agreement between VelaTel Global Communications, Inc., 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic, Angellina Jevtic, Nikola Zelic, Zivana Olbina and CLEARCON D.O.O. dated August 16, 2012 [Incorporated by reference to the Company’s Current Report on Form 10-Q for the period ended June 30, 2012 dated August 20,2012†

Certifications filed with this Report on Form 10-Q for the Period Ended September 30, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Miscellaneous Exhibits
99.1	China Tel Group, Inc. 2011 Stock Option and Incentive Plan dated May 10, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2011]

101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase†
101.DEF	XBRL Taxonomy Extension Definition Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†

†	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2012	VELATEL GLOBAL COMMUINICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer

