Form 10-K
period 2012-12-31
VelaTel Global Communications, Inc.
filed 2013-05-20
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2012 (the Registrant’s most recently completed second fiscal quarter) was approximately $9,926,426.

As of the date of this Report, 231,078,609 (post-reverse split) shares of the Company’s Series A common stock, par value of $0.001 per share (“Series A Common Stock,” Series A Shares” or “Shares”), are issued and outstanding, and 40,000,000 (post-reverse split) shares of the Company’s Series B common stock, with a par value $0.001 per share (“Series B Common Stock” or “Series B Shares”), are issued and outstanding (“collectively, “Common Stock”).

VELATEL GLOBAL COMMUNICATIONS, INC.

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

Corporate History

The Company was incorporated under the name Mortlock Ventures, Inc. pursuant to the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties. During the quarter ended March 31, 2008, the Company changed its business purpose and commenced concentrating on the telecommunications industry. The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet USA, Inc., a Nevada corporation, on May 21, 2008 (“Trussnet Nevada”).

On May 21, 2008, we entered into a reorganization and merger agreement pursuant to which our wholly owned subsidiary, Chinacomm Acquisition, Inc. (“Acquisition Subsidiary”), merged with and into Trussnet Nevada. Pursuant to the terms of the reorganization and merger agreement, the Acquisition Subsidiary and Trussnet Nevada conducted a short-form merger under Nevada law, as a result of which Trussnet Nevada, as the surviving entity, became our wholly owned subsidiary. In exchange for all of the issued and outstanding Series A common shares of Trussnet Nevada, we issued 66,909,089 Series B Shares. In addition, pursuant to the reorganization and merger agreement, certificates representing 57,500,000 Series A Shares held by our shareholders prior to the merger were returned to us and cancelled.

On July 25, 2011, the Company changed its name to VelaTel Global Communications, Inc. The Company did so to better define the Company’s positioning as a key leader in deploying and operating wireless broadband telecommunication networks worldwide.

Business Models

We currently have projects in China, Hong Kong, the Balkans, Peru and Denmark. In China, our earlier projects are joint ventures with China based partners, each of which bear certain similarities in organizational structure designed to comply with restrictions on foreign investment and ownership of public telecommunications assets in effect under Chinese law. For those Chinese projects, we have entered into one or more related agreements whereby the Chinese partner agrees to transfer to the joint venture the partner’s ownership rights in government-granted licenses and concessions that authorize transmission of data over wireless broadband networks. The Company agrees to contribute to each joint venture its technical expertise in deploying and operating wireless broadband networks, as well as the capital required to deploy and operate those networks. The organizational structure of each joint venture consists of a newly formed Cayman Islands company, a newly formed Hong Kong company that is a wholly owned subsidiary of the Cayman company, and a newly formed Chinese company that is a wholly owned subsidiary of the Hong Kong subsidiary and that also qualifies as a wholly foreign owned enterprise (“WFOE”) under Chinese law. The Company and the particular partner for each joint venture subscribe to shares in the Cayman company to reflect the respective equity interests of each partner in the joint company for possible future public listing of that venture’s operations. The WFOE is the operating company through which the revenue and expense generated from the joint venture’s operations flow.

Our later projects in China have been structured differently than our earlier ones. For example, our Aerostrong and NGSN projects call for us to enter into an exclusive services agreement with each Chinese partner for the Company to deliver wireless broadband and related services utilizing the partner’s wireless licenses to operate a wireless broadband network. Each partner pays our operating subsidiary service fees pursuant to an exclusive services agreement.

With respect to our projects in the Balkans, subsequent to year-end 2011 we acquired a controlling equity interest in two operating companies in exchange for our payment of the capital expenditures and operating expenditures necessary to operate and expand the wireless broadband networks in Croatia and Montenegro. These entities became or will become subsidiaries through business cooperation agreements by which the existing parent company of each will issue and deliver to us sufficient new common shares to represent our agreed ownership equity percentage.

With respect to Peru, our operations are through our 95% owned subsidiary, VelaTel Peru, S.A. (“VelaTel Peru”), formerly known as “Perusat.”  VelaTel Peru became our subsidiary through a stock purchase agreement where we, through our wholly owned subsidiary, Gulfstream Capital Partners, Ltd., a Seychelles corporation (“Gulfstream Seychelles”), acquired previously issued capital stock of VelaTel Peru from its shareholders.

Similarly, with respect to Denmark, our operations are through our 75% owned subsidiary, Zapna, ApS (“Zapna”). Through our wholly owned subsidiary, Gulfstream Seychelles, we acquired 75% of Zapna’s previously issued capital stock from Zapna’s existing sole shareholder pursuant to a Stock Purchase Agreement.

Current Projects

The Company currently holds investments or contracts in nine active projects that we refer to as:

(i)	VelaTel Peru Network;

(ii)	VN Tech Fuel Cell Business;

(iii)	Business Agreements with NGSN;

(iv)	Aerostrong Exclusive Agreements;

(v)	Sino Crossings Fiber Joint Venture;

(vi)	Zapna Wireless Broadband Solutions Business;

(vii)	Novi-Net Network;

(viii)	Montenegro Connect Network; and

(ix)	China Motion MVNO Network.

The Company’s primary business model is to combine its engineering and deployment expertise, its equity funding relationships, its vendor partnership, radio frequency spectrum, fiber optic cable and concession rights assets acquired through a subsidiary or a joint venture relationship to create and operate wireless broadband networks worldwide. We offer, or will offer, internet access, voice, video, and data services to the subscribers of the various wireless broadband networks we operate. The Company’s secondary business model is to distribute products and services used in connection with wireless broadband networks. Thus far, we are in the business of offering: (i) hydrogen fuel cells used as a back-up power source for certain transmission of power to wireless broadband equipment and devices; and (ii) services that enable lower cost voice long distance and voice and data roaming fees to subscribers of cellular, voice over internet protocol or wireless broadband networks. We have included in this Report references to projects or milestone events that may no longer be active to the extent such events are material to overall financial condition and/or our ongoing operations of the Company.

The Company’s present operational focus is on the deployment of wireless broadband networks in emerging international markets, using primarily either 2.5 GHz or 3.5 GHz radio frequency spectrum.

VelaTel Peru Network

On April 15, 2009, we acquired 95% of the stock of VelaTel Peru, then known as Perusat, through Gulfstream Seychelles, our wholly owned subsidiary, in exchange for one million shares Series A Shares valued at $2.50 per Share and cash in the amount of $275,000. At the closing, we delivered the required Series A Shares consideration and received the VelaTel Peru shares. On April 7, 2010, we issued, and the selling shareholders of the VelaTel Peru stock accepted, 458,716 of our Shares, valued at $0.545 per Share, based on the closing price of our Series A Shares as of April 1, 2010, in exchange for the installments due through March 31, 2010 totaling $250,000. A final installment of $25,000 was due by June 30, 2010. The installment payment was released by VelaTel Peru in connection with a settlement agreement between the Company and Mario Navarro, VelaTel Peru’s former General Manager.

At the time we acquired our interest in VelaTel Peru, it was providing local and long distance telephone services to approximately 6,500 customers in nine cities in Peru (Lima, Arequipa, Chiclayo, Trujillo, Piura, Chimbote, Cusco, Ica and Huanuco). Based on its status as a licensed telephone operator, VelaTel Peru was granted a license and concessions to provide wireless broadband and related telecommunications services utilizing radio frequency in the 2.5 GHz spectrum bandwidth covering these cities, other than Lima and its surrounding metropolitan area.

The first phase of the Company’s deployment of a wireless broadband network in Peru included geographic coverage in the cities of Trujillo, Ica, Piura, Chiclayo and Chimbote. In September 2011, the Company launched its wireless broadband network in these cities. At the time, the Company was selling prepaid and postpaid mobile telephone and data plans, and branded consumer devices using VelaTel Peru’s brand name “GO MOVIL.” On January 5, 2012, we changed the name of Perusat to VelaTel Peru

Throughout its ownership of VelaTel Peru, the Company has explored numerous options to obtain spectrum in Lima at a reasonable cost. In December of 2012, the Company determined that, given: (i) the scarcity and cost of Lima spectrum; (ii) the time required to recoup our existing infrastructure investment; (iii) the growing need to upgrade the VelaTel Peru Network from Wi-MAX to LTE technology to remain competitive; and (v) the cash required to sustain operations in Peru until VelaTel Peru becomes cash flow positive, it is in the best interests of the Company and our shareholders to sell VelaTel Peru. The Company is actively seeking potential purchasers to do so at the earliest opportunity.

ZTE Contracts with VelaTel Peru

On August 5, 2010, VelaTel Peru entered into contracts with ZTE Corporation (“ZTE”), a Peoples Republic of China (“PRC” or “China”) corporation, for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network. VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network. The equipment and services were specified as the amount required in order to provide geographic coverage in the eight cities where VelaTel Peru currently holds wireless broadband licenses. The total of the first purchase orders was approximately $7.0 million for infrastructure equipment, terminal equipment for resale to VelaTel Peru’s subscribers and engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years and equipment warranty and spare parts for two years. Payment terms included 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with a one year grace period commencing from the first bill of lading date’ in three equal semi-annual installments, including interest at six month London Inter-Bank Offered Rate plus 2.5% per annum. Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China, to be facilitated by ZTE, payable over six years with a two-year grace period, with the interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements. ZTE was required to issue VelaTel Peru a $3 million payment voucher towards network expansion which VelaTel Peru can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract. The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing. The contracts are subject to termination under certain commercial circumstances, including VelaTel Peru’s right to terminate at any time, except as to purchase orders already issued, if VelaTel Peru determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the wireless broadband licenses VelaTel Peru is able to secure.

Equity Interest in VN Tech

Shenzhen VN Technologies Co., Ltd (“VN Tech”), a PRC corporation, has expertise, relationships and contracts to become a leading international manufacturer, integrator, and applications developer and patent holder for hydrogen fuel cell power supply systems utilized in wireless broadband networks. On April 1, 2011, the Company, VN Tech, and VN Tech’s sole shareholder, Luo Hongye (“Luo”), entered into a Subscription and Shareholder Agreement (“VN Tech Shareholder Agreement”) with our wholly owned subsidiary Gulfstream Seychelles. Under the VN Tech Shareholder Agreement, the parties were to form a series of entities, including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a WOFE under PRC law. The Company was required to subscribe to 51% and VN Tech to 49% of the equity interest of the entities comprising the joint venture. VN Tech was to assign to the WOFE its tangible and intangible assets associated with Fuel Cell Systems, for which the Company was to pay VN Tech five million Series A Shares.

The parties subsequently formed the Hong Kong company contemplated under the VN Tech Shareholder Agreement, VN Tech Investment, Ltd. (HK), a Hong Kong corporation. The parties then began the process of forming the Cayman Island corporation under the name VN Tech Investment, Ltd., a Cayman Island corporation (“VN Tech Cayman”).

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated VN Tech Subscription and Shareholder Agreement with VN Tech and Luo (“VN Tech Amended Shareholder Agreement”). Under the VN Tech Amended Shareholder Agreement, the parties deemed it no longer necessary to form a WOFE in connection with this transaction. Instead, VN Tech will now become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech Amended Shareholder Agreement, the Company’s equity interest in the entities comprising the joint venture has been increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech. In addition, under the VN Tech Amended Shareholder Agreement, the consideration the Company is paying Luo instead of VN Tech was increased from 50,000 shares to 100,000 Series A Shares. The terms of the VN Tech Amended Shareholder Agreement are otherwise similar, but not identical to, the VN Tech Shareholder Agreement, which the VN Tech Amended Shareholder Agreement supersedes entirely.

The VN Tech Amended Shareholder Agreement became effective on April 22, 2012, when it was signed by all parties. All transfers of stock and other formalities described in the VN Tech Amended Shareholder Agreement are considered contractual obligations subsequent, and not conditions precedent, to the rights and obligations of the parties contemplated in the VN Tech Amended Shareholder Agreement. On April 22, the Company issued 100,000 Series A Shares to Luo pursuant to the VN Tech Amended Shareholder Agreement.

VN Tech completed an initial round of test trials commissioned by China’s largest mobile telephone operator, China Mobile Limited. China Mobile Limited has submitted a comprehensive report of the test trial results to key ministries of the PRC’s central government. Meanwhile, China Telecom, China’s largest fixed line telephone operator, has also commissioned VN Tech to construct trial test sites in Beijing on its behalf. China’s Communications Standards Association has designated Luo to head the technical committee that will develop national standards and specifications in China for the use of hydrogen fuel cells in the telecommunication industry. After adoption, these standards will also be submitted to the Telecommunications Standards Sector of the International Telecommunication Union.

NGSN Agreements

NGSN Business Agreement

On October 21, 2011, the Company and New Generation Special Network Communication Technology Co., Ltd. (“NGSN”), a PRC limited liability company a limited liability company, entered into a Business Agreement (“NGSN Business Agreement”). The material terms of the NGSN Business Agreement are as follows:

(i) The Company, through one of its subsidiaries, will establish a holding company organized in the Cayman Islands (“Cayman Co.”). Cayman Co. will establish a wholly owned subsidiary organized in Hong Kong (“HK Co.”). HK Co. will have a wholly owned subsidiary organized in Beijing, China, that also qualifies as a WOFE under PRC law. The WOFE will be licensed to provide the wireless broadband and other services contemplated under the NGSN Business Agreement. The board of directors of Cayman Co. will be comprised of three directors, two of whom will be designated by us, including the chairman, and one of whom will be designated by NGSN. HK Co. and WFOE will each have one executive director, who will be designated by the Company;

(ii) NGSN holds a PRC-issued license to provide value added telecommunication and information services throughout China. Such authorized services include internet information services, location based services and advertising services to government, enterprise and individual customers, e.g. fleet tracking by GPS, tracking children and pets, meter reading services, video surveillance services, trading services, distance services, education services and agriculture information services. NGSN has the ability to obtain and is required to apply for PRC-issued licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth, and has special authorizations for the deployment of wireless broadband networks in China. NGSN is required to authorize one of its subsidiary companies to carry out the telecommunication services business that is covered by NGSN’s existing and future telecommunications business related licenses. The business of NGSN’s subsidiary is to focus on the following territories: Heilongjiang Province, Jiangsu Province, Guangxi Autonomous Region, Guangzhou City, and Chongqing City. The parties may broaden the business territory through further discussions;

(iii) NGSN’s subsidiary and WOFE will enter into one or more agreements for the WFOE to act as the exclusive contractor for NGSN’s subsidiary to provide deployment management, operation management and other services related to the telecommunications business. The WFOE and/or the Company will pay capital expenditures, operating expenditures and other negative cash flow in connection with the telecommunications business for NGSN’s subsidiary. In principal, the total investment to be made by WFOE and/or the Company, including third-party financing, will be no less than $10 million for each municipality and provincial capital city and $8 million for any other city. The actual investment intensity and schedule will comply with a business plan to be prepared jointly by NGSN’s subsidiary and the WFOE. NGSN’s subsidiary will pay a service fee to the WFOE, the calculation and payment terms of which will be agreed to in the service agreement. The revenue of NGSN’s subsidiary will be used in priority to reimburse the WFOE and/or the Company for any amounts paid for by either of them and to repay any financing arranged by the WOFE and/or the Company. To insure the repayment of the WFOE’s financing and payment of service fees to the WFOE, the revenue of NGSN’s subsidiary will flow directly from the customers to the WFOE to the maximum extent authorized by PRC law. In the event that some revenues must be paid to NGSN’s subsidiary in order to comply with PRC law, it will be paid to a special account of NGSN’s subsidiary that is jointly controlled by NGSN’s subsidiary and the WFOE. The shareholders of NGSN’s subsidiary are required to pledge their shares in NGSN’s subsidiary to the WFOE as collateral for this repayment obligation;

(iv) The Company and NGSN are required to enter into a Shareholder and Share Subscription Agreement (“NGSN Subscription Agreement”) according to which NGSN will be entitled to obtain up to 45% of the shares of Cayman Co. In addition, 25% of the shares of Cayman Co. will be issued to NGSN after the execution of the NGSN Subscription Agreement. The first issuance of 10% of the shares will be issued after NGSN obtains licenses to use 3.5GHz spectrum in the telecommunications business territory or other spectrum that is suitable for the telecommunications business territory identified by the parties. The second issuance will take place when New Co. is approved for public listing on a stock exchange. In exchange for shares in Cayman Co., NGSN will insure the continuous validity of its telecommunications licenses during the term of operation of New Co. and will use its best efforts to obtain additional telecommunications licenses to secure NGSN’s subsidiary’s exclusive right of use of its telecommunications licenses and the effective performance of the service agreement. Based on the success in obtaining additional telecommunications licenses and the revenue of New Co, NGSN will be entitled to issuance of Series A Shares in amounts and based on milestones which will be set forth in the NGSN Subscription Agreement;

(v) As part of its capital contribution for its interest in New Co, the Company will transfer to WFOE its resources concerning the design, planning and engineering works of a wireless broadband network in 29 major cities throughout China. NGSN’s subsidiary and/or the WFOE will have the right to use such resources when the business of NGSN’s subsidiary is expanded to include one or more of the identified 29 cities; and

(vi) The parties are required to use their respective best efforts to complete follow up actions identified in the NGSN Business Agreement by the following dates:

(a)	create the entities comprising New Co. by end of December 2011;

(b)	draft, negotiate and sign the services agreement and the NGSN Subscription Agreement by end of December, 2011;

(c)	NGSN will secure the radio frequency licenses by end of March 2012; and

(d)	the parties will use their best efforts to have New Co listed in a domestic or international stock market in approximately three years from the effective date of the Business Agreement.

We have completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation, and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”). Pending formation of the WFOE contemplated under the NGSN Business Agreement, which will be an operating subsidiary of NSGN HK, we may begin providing services to NGSN under the NGSN exclusive services agreement described below through our existing WFOE, Beijing Yunji Communications Technical Services Company, a PRC corporation (“Beijing Yunji”).

NGSN Exclusive Services Agreement

On February 1, 2012, the Company, through our wholly owned subsidiary Gulfstream Seychelles, entered into an exclusive consulting and technical service agreement with NGSN (“NGSN Services Agreement”) contemplated by the NGSN Business Agreement. The material terms of the NGSN Services Agreement are as follows:

(i) Since WFOE and NGSN’s subsidiary are in the process of formation, the parties entered into the NGSN Services Agreement to expedite the progress of cooperation, with the expectation that NGSN and Gulfstream Seychelles will be replaced by NGSN’s subsidiary and the WFOE after their respective formation and that the terms of the NGSN Services Agreement will be carried out by NGSN’s subsidiary and the WFOE;

(ii) Gulfstream Seychelles will be the exclusive provider of the following consulting and technical support services:

(a)	Project technical solution design;

(b)	Project site selection and construction;

(c)	Project financing;

(d)	Equipment (including software) procurement, installation, operation and maintenance;

(e)	Engineering;

(f)	Bandwidth rent;

(g)	Radio frequency design;

(h)	System security and optimization;

(i)	Project management and operation management;

(j)	Warranty service; and

(k)	Other services deemed necessary by the parties.

Service fees will be in amounts mutually agreed to by the Company and NGSN. Service fees for the first phase of the services contemplated to be included in the business plan are reflected, along with other financial projections, in a pro forma prepared by the Company and approved by NGSN. Unless earlier terminated or extended, the initial term of the NGSN Services Agreement is 15 years from its effective date. Unless either party sends a written notice of non-extension prior to expiration of the initial term, the NGSN Services Agreement will be automatically renewed for consecutive additional terms of five years until otherwise terminated in accordance with the provisions of the NGSN Services Agreement. The grounds for early termination are prevention of performance due to a force majeure for a period of six months or more, or insolvency or bankruptcy of either party that would restrict the ability of that party to conduct its business. In the event of the termination of the NGSN Services Agreement, the amount of all service fees already accrued is to be paid within 30 days of demand by the party providing the services; and

(iii) The Company will provide proof of funds for $500,000 within 30 days of the effective date of the NGSN Services Agreement and will pay as needed from such funds the amount required as registered capital for the WFOE, with the first injection of funds paid within five business days of completion of the WFOE’s registration to do business in China. In addition, the Company is committed to invest $18 million within twelve months of NGSN obtaining radio frequency spectrum licenses in 3.5 or 1.8 GHz spectrum as capital expenditures and operating expenses for the WOFE. The actual investment intensity and schedule will comply with the business plan that will be jointly prepared by NGSN’s subsidiary and the WOFE. The business plan will be attached to the Subscription Agreement as a binding addendum. Failure to do so constitutes a material breach of the NGSN Subscription Agreement.

Aerostrong Exclusive Agreements

Aerostrong Business Agreement

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong. The material terms of the Aerostrong Business Agreement are as follows:

(i) The Company will partially meet its contractual obligations with Aerostrong through Beijing Yunji, which is a technical service company engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operational management;

(ii) Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”). Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services throughout China and internet services in 18 major cities in China. Aerostrong has the ability to obtain and is required to apply for licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and other relevant bandwidths. Aerostrong has been commissioned by Beijing Shenzhou Software Technology Co., Ltd., a subsidiary of the China Aerospace, to deploy an internal wireless broadband network and application platform for China Aerospace, known as the “Commercial Network.”  The Commercial Network will cover the companies, research institutions and other entities owned by or affiliated with China Aerospace. The Commercial Network will include an electronic platform for human resources administration and financial management of China Aerospace and various application services. The main target customers of the Commercial Network are all of the entities owned by or affiliated with China Aerospace, their customers, suppliers, employees and external users. The preliminary estimated total investment in the Commercial Network is approximately $32.15 million. The estimated investment for Phase 1 of the Commercial Network is approximately $8.4 million. The telecommunications business of Aerostrong will cover all the business that is permitted by Aerostrong’s telecommunication licenses and other related businesses. This includes wireless and wired broadband networks, special network access, cloud computing, application service, content service and integrated solutions;

(iii) Aerostrong and Beijing Yunji will enter into one or more agreements for the implementation of projects to be agreed to by both parties and for Beijing Yunji to act as the exclusive contractor for Aerostrong to provide deployment management, operational management and other services for the projects. Beijing Yunji and/or the Company will pay for all capital expenditures, operating expenditures and other negative cash flow in connection with the projects and will arrange financing for the projects. The revenue generated by the telecommunication business will be used in priority to reimburse Beijing Yunji and/or the Company for any amounts paid for by either of them and to repay any financing arranged by Beijing Yunji and/or the Company. Aerostrong and Beijing Yunji will share the profit generated from the telecommunication business in a manner to be agreed to in the services agreement. The term of the services agreement will be no less than 15 years. The parties will make proper arrangement on revenue collection, financial control and other aspects to ensure the repayment of Beijing Yunji’s financing and payment of service fees for the projects, the details of which will be specified in the services agreement;

(iv) To facilitate market development of the projects, Aerostrong will establish a network business department, the staffing of which will be specified in the service agreement. Beijing Yunji will strictly comply with PRC laws, regulations and policies, especially those on internet security, information security and national security. Aerostrong will have the right to supervise the quality and content of Beijing Yunji’s services to ensure Beijing Yunji’s lawful operation;

(v) Where a project needs fiber connection for data transportation of its telecommunication business, the Company will provide to Aerostrong and/or Beijing Yunji access to the 34,000 km nationwide fiber optics network of which the Company has exclusive access rights, provided that the normal fees are paid to the fiber network operation company. The Company will provide to Beijing Yunji its resources concerning the design, planning and engineering works of a wireless broadband network in 29 major cities in China; and

(vi) The parties will use their respective best efforts to complete follow up actions identified in the Aerostrong Business Agreement by the following dates:

(a)	the parties will draft, negotiate and sign the services agreement by the end of December 2011; and

(b)	when radio frequency licenses are needed during the course of the telecommunication business, Aerostrong will apply for such licenses as soon as possible and is required obtain approval from appropriate government agencies in the shortest time.

Aerostrong Strategic Agreement

On April 19, 2011, Beijing Yunji entered into a strategic business agreement with Aerostrong (“Aerostrong Strategic Agreement”), which is the exclusive services agreement contemplated under the Aerostrong Business Agreement. Under the Aerostrong Strategic Agreement:

(i) The parties will cooperate on application of jointly approved wireless broadband projects for which the rights and obligations of each party will be set forth in a separate project agreement. The initial cooperation projects the parties agree to develop are:

(a)	Digital Lijiang management platform project in Guangxi Autonomous Region;

(b)	Shen Hua wireless broadband special network project for railway, and

(c)	overload wireless broadband surveillance projects in Shanxi Province.

For each specific cooperation project, the parties will jointly formulate the budget and implementation plan and sign a project agreement in accordance with the principles set forth in the Aerostrong Strategic Agreement;

(ii) For each cooperation project, Aerostrong will be responsible for the development and follow-up of governmental markets and industrial markets. The Company will be responsible to provide the following support:

(a)	project technical solution design;

(b)	project site selection and construction;

(c)	project financing;

(d)	equipment (including software) procurement, installation, operation and maintenance;

(e)	bandwidth rent;

(f)	system security and optimization;

(g)	project management and operation management;

(h)	warranty service; and

(i)	other services needed for the development and implementation of each cooperation project.

Aerostrong is required not to delegate or subcontract any part of a cooperation project, without the prior written consent of the Company. If the implementation of any part of a cooperation project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work;

(iii) The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects are completed and Beijing Yunji receives the last payment from Aerostrong. During the term, neither party has the right to terminate the Aerostrong Strategic Agreement, except in the event of breach by the other party or the business operation term of the other party expires or is otherwise discontinued. Early termination due to breach will not affect the right of a party to pursue legal liability of the other party;

(iv) For each project, Aerostrong will:

(a)	prepare relevant materials required by clients, send relevant staff to coordinate with Beijing Yunji for implantation of relevant work, and bear relevant T&L costs;

(b)	where Aerostrong signs a project agreement with a project owner, remit payment to Beijing Yunji from payments it receives from the owner according to the agreement between Aerostrong and Beijing Yunji for such project; and

(c)	designate a contact person to communicate with Beijing Yunji at all times during implementation of a project;

(v) For each project, Beijing Yunji will:

(a)	cooperate with Aerostrong and provide necessary information;

(b)	during development of cooperation projects, prepare tender documents, equipment cost estimates, site surveys, engineering cost estimates, overall budget control, and bear relevant costs;

(c)	during its service to Aerostrong, strictly comply with PRC laws, regulations and relevant policies, particularly those regulations in relation with internet operation security, information security and state security and accept supervision and to relevant advice from Aerostrong, and

(d)	designate a contact person to communicate with Beijing Yunji at all times during implementation of a project;

(vi) With the exception of information that has already come into the public domain through no fault or disclosure by the receiving party, all information provided by both parties will be deemed a business secret and will only be used for purposes of the cooperation projects. Neither party can disclose any information to a third party, unless the other party has agreed in writing, and will be liable for any losses caused by its unauthorized disclosure. The term of confidentiality will be the 730th day after termination of the Aerostrong Strategic Agreement; and

(vii) Any amendment of the Aerostrong Strategic Agreement will be in writing in the form of a supplementary agreement. All documents between the parties will be written in Chinese.

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements, collectively the “Sino Crossings Agreements.”  The first agreement is between three parties:

(i) Shanghai Ying Yu Network Technology Ltd., a PRC limited liability company (“YYNT”);

(ii) Azur Capital SDN BHD, a Brunei company (“Azur”); and

(iii) the Company.

The second agreement is between Azur and the Company.

Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed, but unimproved by infrastructure equipment, fiber optic cable located in China with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the “Sino Crossings Network.”  On December 2, 2010, the Company issued to Azur 90,000 Series A Shares.

The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers. On December 2, 2011, the Company and Azur amended their agreement to require Azur to undertake additional duties. On that same date, the Company issued to Azur 150,000 additional Series A Shares. The Company will record its equity interest in the profit and loss of the operating company to be formed pursuant to the Sino Crossings Agreements once the entity is formed and operations commence.

On July 13, 2012, Azur served a Notice of Arbitration against the Company.  The claim was filed with the Hong Kong International Arbitration Centre and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules for breach of the Sino Crossings Agreements.  The claim alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination of the Sino Crossings Agreements and a declaration of rescission of those Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters.

Zapna Stock Purchase Agreement

On April 3, 2012, through our wholly owned subsidiary Gulfstream Seychelles, we entered into and closed a Stock Purchase Agreement with Omair Khan, the sole shareholder of Zapna, for the Company to acquire a 75% equity interest in Zapna. Pursuant to the Zapna Stock Purchase Agreement, Khan transferred 75 shares of Zapna’s capital stock to Gulfstream Seychelles, which represented 75% of the total shares issued and outstanding, and the Company issued 66,667 Series A Shares to Alhamd Holding Company, a Danish Company Khan formed.

Zapna launched commercial service in Denmark in 2010 and has since rolled out service with partners in several countries, including Sweden, Norway, Finland, Spain, Germany and Holland. Zapna offers solutions for telephony and wireless operators and subscribers, including mobile application IP rights, prepaid and postpaid billing platforms, front end portals, administration modules, roaming, SMS and voice termination services and products to deliver such services. Zapna’s products and services include distribution rights to a SIM overlay technology that provides subscribers access to reduced cost international long distance and roaming charges using their own mobile telephones.

Equity Interest in Herlong and its Operating Subsidiaries Novi-Net and Montenegro Connect

On December 6, 2011, the Company entered into a business cooperation agreement with Herlong Investments, Ltd., a Cyprus corporation, and others (collectively, “Herlong”) to acquire a 75% equity interest in Herlong and its wholly owned operating subsidiaries, Novi-Net, d.o.o. (“Novi-Net”), a Croatia corporation, and Montenegro Connect, d.o.o. (“Montenegro Connect”), a Montenegro corporation. The Republic of Croatia granted Novi-Net a nationwide license to provide wireless broadband and related services. The license grants the use of 63 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens. Since 2006, Novi-Net has been providing wireless broadband services in five counties in northern Croatia under a regional license. Novi-Net owns a data center, a network core and 11 base transceiver stations to provide wireless broadband and related services to approximately 1,500 subscribers. Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth. Montenegro Connect is a “greenfield” operation with two base transceiver stations installed for testing purposes and no commercial operations or subscriber base. In exchange for its 75% equity interest in Herlong, the Company will contribute all capital and operating expenditures necessary to deploy and operate the “Novi-Net Network” and the “Montenegro Network” until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000. The amount paid was $668,402. This amount consists of a down payment towards the total budgeted capital and operating expenses, plus credit for a €528,086 that was approximately $649,546 based on the exchange rate on the closing date for the deposit on an initial equipment order placed with ZTE. Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total number of its shares of common stock that were issued and outstanding at that time. The Company has made additional payments toward its Herlong acquisition in the form of a $500,000 additional down payment to ZTE and in the form of $105,128 paid to Joinmax Engineering & Consulting Services (HK), Ltd. (“Joinmax”) for shipping logistics services. The payments to ZTE and to Joinmax were in the form of liabilities relieved through assignment of those creditors’ receivables with the Company through assignment to Ironridge Global, IV, Ltd. (“Ironridge Global”).

Equipment Contracts for Montenegro Connect and Novi-Net Wireless Broadband Networks

On May 10, 2012, the Company entered into three related contracts and three purchase orders with ZTE for the supply of infrastructure equipment and software for the Company’s wireless broadband network projects in Croatia and Montenegro. The aggregate price of the goods covered by the three contracts and the purchase order associated with each contract is $7,001,870. The components of each purchase order are described as follows:

Equipment Contract and Purchase Order for Montenegro Connect. Total contract price of $820,304.29 for 25 base transceiver stations (“BTS”), including their back up power supply and installation materials, 32 microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Equipment Contract and Purchase Order for Novi-Net. Total contract price of $1,280,256.81 for 50 BTS, including their back up power supply and installation materials, nine microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

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

Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries. Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net. The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price. The Company had previously paid $1 million as a deposit to ZTE that was applied against the aggregate down payment for all contracts, and has since paid an additional $500,000 down payment pursuant to the transaction with Ironridge Global described below. Each installment of down payment has been allocated pro rata in relation to the total contract price for each contract. The contract terms common to all three contracts and all three purchase orders are as follows: (i) all equipment and software includes a one-year warranty; (ii) the delivery terms are “FCA Hong Kong,” under which terms the Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax; (iii) “FCA Hong Kong,” under which terms the purchase price, net of down payment described above, is the seller financed by ZTE for 2.5 years, with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of a grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment will include principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract, and each contract provides for protection of intellectual property and other confidential information, and events, circumstances or limitations describing the rights of either party to delay performance, assign rights, terminate, or enforce remedies through arbitration under each contract, all upon terms the Company believes to be standard in commercial contracts of a similar nature.

China Motion Stock Purchase Agreement

On November 27, 2012, the Company, through its wholly owned subsidiary Gulfstream Seychelles, entered into a Stock Purchase Agreement (“China Motion SPA”) with China Motion Telecom International Limited (“China International”), a Bermuda corporation, and its wholly owned subsidiary China Motion Holdings Limited (“China Holdings”), a British Virgin Islands corporation, and China Holdings’ 95% subsidiary, ChinaMotion InfoServices Limited (“CMISL”), a British Virgin Islands corporation, to acquire 100% of the capital stock of China Motion Telecom (HK) Limited (“China Motion”), a Hong Kong corporation. China International, China Holdings and CMISL are collectively referred to in this Report as “Seller.” The material terms of the China Motion SPA are as follows (currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount becomes payable or otherwise effective):

(i) In exchange for a total purchase price of HK$45,000,000 (US$5,806,000), we agreed to purchase 100% of the capital stock of China Motion that is issued and outstanding as of the closing of the China Motion SPA (“Closing”);

(ii) The capital stock of China Motion consists of 1,000,000 shares of its common stock, with a par value of HK$1.00 per share. However, prior to the Closing, Seller is required to cause the net balance of all loans and advances owed between China Motion and Seller to be capitalized and converted to capital stock of China Motion that will be included in the stock to be purchased by the Company in exchange for the purchase price to be paid under the China Motion SPA;

(iii) The purchase price is payable as HK$4,500,000 (US$580,600), which we delivered to an escrow agent within 15 business days of November 27, 2012. The remaining balance of HK$40,500,000 (US$5,225,400) is to be delivered to Seller at the Closing (along with release of our deposit from escrow), in exchange for delivery of 100% of China Motion’s capital stock to the Company. The purchase price is subject to adjustment to net out the balances, as reflected on the books of China Motion, of all cash, accounts receivable, other receivables, inventory, and prepayments to others against the balances of all accounts payable, accruals and other payables and advance income received by China Motion. The first adjustment will occur and be paid or credited at the Closing based on the net balance as reflected on the books of China Motion for the month ending immediately before the Closing, which will exclude the balance of the shareholder loans. A second adjustment will occur four months following the Closing, using the same payment adjustment method;

(iv) For a period of one year following the Closing, Seller will assist us with managing relationships between the Company and key suppliers and customers by assigning an executive representative of Seller who has significant past experience managing those relationships on behalf of the Company; and

(v) Each party to the China Motion SPA makes certain representations and warranties regarding their respective corporate status and authority to enter into the China Motion SPA. In addition, Seller makes certain representations and warranties regarding the financial status of China Motion and its past operations, all upon terms the Company believes are standard in transactions of this nature. The maximum aggregate damages we may recover for one or more breach of Seller’s representations and warranties is 70% of the purchase price set forth in the China Motion SPA. Any such claim must be brought no later than 24 months after Closing. The China Motion SPA is governed under Hong Kong law, and any dispute related to the China Motion SPA is to be resolved through arbitration conducted in Hong Kong.

On November 27, 2012, the Company also issued a corporate guaranty, unconditionally and irrevocably guaranteeing to Seller each and every obligation of the Company under the China Motion SPA.

On February 14, 2013, the Company and Seller entered into a First Amendment to the China Motion SPA. The First Amendment to the China Motion SPA provided that: (i) the purchase price was increased by 1%; (ii) the Company agreed to pay within ten business days an additional deposit of HK$1,170,000 (US$150,900) applicable to the purchase price; (iii) the Company agreed to pay HK$120,000 (US$15,500) to professional parties representing Seller; and (iv) the Closing date was extended from January 31, 2013 to February 28, 2013.

On March 3, 2013, the Company and Seller under the China Motion SPA entered into a Second Amendment to the China Motion SPA, along with an amended Corporate Guaranty, a promissory note (“Note”) and a Stock Pledge Agreement. The material terms of the Second Amendment to the China Motion SPA are as follows:

(i) The purchase price for the China Motion stock is HK$49,500,000 (US$6,387,100), consisting of HK$12,009,363 (US$1,549,600) cash (including HK$4,646,863 (US$599,600) deposit paid pursuant to the China Motion SPA, plus HK$7,362,500 (US$950,000) to be paid at Closing, plus HK$37,490,637 (US$4,837,500) as the principal balance of the Note to be issued by the Company at Closing. The purchase price is subject to the following adjustments, as determined by audit of CMTHK’s balance sheet as of February 28, 2013 to be completed within four months of Closing: (i) a credit to Seller equal to the balance of all cash, accounts receivable, other receivables, inventory, and prepayments to others; and (ii) a credit to the Company equal to the balance of all accounts payable, accruals and other payable and advance income received. The aggregate cash balance in CMTHK’s accounts as of Closing is to be at least HK$7,800,000 (US$1,006,500), and the Company is to cause CMTHK to pay to Seller any excess amount within five days of Closing;

(ii) The Note is in the total amount of HK$38,990,637 (US$5,031,000), of which the principal balance of HK$37,490,637 (US$4,837,500) is applicable to the purchase price, and the remaining HK$1,500,000 (US$193,500) represents interest that will accrue on the Note through its maturity and is not part of the purchase price. The Note calls for a payment of HK$4,650,000 (US$600,000) principal only on the date which is the same calendar day three months after Closing (June 1, 2013) and the remaining HK$32,840,637 (US$4,237,500) balance of principal and accrued interest due on the date which is the same calendar date six months after Closing (September 1, 2013);

(iii) As security for repayment of the Note, the Company agrees to pledge the China Motion stock to Seller pursuant to the terms of the Stock Pledge Agreement. Seller will act as interim escrow agent under the Stock Pledge Agreement, subject to appointment of a substitute escrow agent the parties will promptly locate and retain and who is willing to accept substantially all of the material terms of the Stock Pledge Agreement;

(iv) The Company agrees to hold Seller harmless from any claims or damages arising solely out of or in connection with the Company taking over CMTHK during the time period between Closing and final termination of the Stock Pledge Agreement, including any diminution of the value of the net current assets of CMTHK to a level below its net value as of Closing;

(v) For so long as the Note remains unpaid, Seller will be entitled to appoint one of three or more members of the CMTHK’s board of directors, and the following fundamental decisions shall require the unanimous consent of all directors and the written consent of Seller: (i) borrow any sum or enter into any contract for capital expenditures that is in excess of HK$1,500,000 (US$193,500) or is outside the course of CMTHK’s general business model as a telecommunications service provider; (ii) vary any rights attaching to any of CMTHK’s shares; (iii) consolidate or merge with or acquire any other business or dispose of any existing capital assets of CMTHK; (iv) issue any CMTHK shares or create or issue any debentures or other securities convertible into shares or debentures; (v) pass any resolutions in general meeting or by way of written resolution relating to wind-up or dissolution of CMTHK; and (vi) distribute any profits of CMTHK;

(vi) The Company commits to begin upgrading CMTHK’s telecommunications network. CMTHK will bear the expenses of engineering services rendered in connection with such upgrade, upon reasonable commercial terms estimated to total approximately no more than HK$1,300,000 (US$167,700) per month, and such fees will be processed and approved for payment immediately; and

(vii) The Company agrees to pay to Seller at Closing HK$387,500 (US$50,000) towards reimbursement of the total costs and disbursements for professional fees incurred by Seller in connection with the first amendment and the second amendment to the China Motion SPA, which payment is in addition to and is not part of the purchase price to be paid pursuant to the China Motion SPA.

The second amendment became effective as of March 1, 2013 notwithstanding that it was signed on March 3, 2013. Closing of the China Motion SPA, as amended by the first amendment and the second amendment, and together with the other transaction documents, occurred as of March 1, 2013 when the Company initiated a wire transfer for payment of its down payment and the professional fees. On that same day, Seller endorsed and re-issued the China Motion stock in the name of the Company. The parties continued to finalize various details of the transaction documents until they were signed, executed and delivered on March 3, 2013.

Impaired Investment Agreements

Agreements Related to Joint Venture to Acquire a 49% Interest in Chinacomm Cayman

Initial Framework Agreement

Trussnet Nevada was formed on April 8, 2008 and had no operations prior to entering into the reorganization and merger agreement. Its principal asset was a Framework Agreement dated April 7, 2008 (“Framework Agreement”) with CECT Chinacomm Communications Co. Ltd., a PRC limited liability company (“Chinacomm”), pursuant to which Trussnet Nevada had the contractual right to acquire a 49% equity interest in Chinacomm Limited, a Cayman Islands company (“Chinacomm Cayman”), for $196 million, of which we paid $5 million in 2008 pursuant to the Gulfstream Subscription Agreement. Under a joint venture relationship with Chinacomm, the Company has right to subscribe to up to 49% of the equity interest in Chinacomm Cayman. The Company paid $5 million in May 2008 when, through its wholly owned subsidiary Gulfstream Seychelles, the Company entered into a Subscription and Shareholders’ Agreement dated May 23, 2008 (“Gulfstream Seychelles Subscription Agreement”). The Gulfstream Seychelles Subscription Agreement supplemented the Framework Agreement and provided that Chinacomm would transfer to Chinacomm Cayman rights Chinacomm claimed to control in wireless broadband licenses in the 3.5GHz radio frequency spectrum band in 29 major cities throughout China. The proceeds of the Company’s investment were to be used to pay for equipment and services to design, engineer, install and operate a wireless broadband network utilizing Chinacomm’s spectrum licenses in order to bring wireless broadband access and other related services to residents, businesses and governmental agencies in China (“Chinacomm Network”). Phase 1 of the Chinacomm Network consisted of the deployment of the Chinacomm Network in the 12 cities of Beijing, Shanghai, Guangzhou, Shenzhen, Qindao, Nanjing, Chongqing, Harbin, Xian, Xiamen, Wuhan and Kunming.

The Company has not invoiced Chinacomm any amounts for the professional services provided to Chinacomm thus far, directly or through vendors, including Trussnet Delaware and Joinmax (defined below). The Company accounted for the costs of these professional services as research and development. The Company did not expect to bill or collect these amounts until Yunji (defined below) and Trussnet Dalian (defined below) were capitalized to a level PRC law requires for them to pay the invoices for our professional services rendered to Chinacomm. For the reasons set forth in Part I, Item 3. Legal Proceedings below and identified as “The Chinacomm Litigation,” there can be no assurances that the Company will ever be able to invoice and collect the substantial sums we are owed by Chinacomm for the professional services we rendered to Chinacomm in connection with the Chinacomm Network.

Gulfstream Seyschelles Subscription and Related Agreements and Substitute TCP Subscription Agreement with Chinacomm

At the same time and as part of the same joint venture relationship contemplated by the Gulfstream Seychelles Subscription Agreement (described above and below), the parties entered into several other collateral agreements. Pursuant to an Exclusive Technical and Management Consulting Services Agreement dated May 23, 2008, Yunji Communications Technology (China) Co., Ltd., a wholly foreign owned enterprise to be formed as an indirect subsidiary of Chinacomm Cayman (“Yunji China”), contracted with Chinacomm Cayman to operate and service the Chinacomm Network, in exchange for a portion of the revenue generated by Chinacomm Cayman from the Chinacomm Network. The Company was to have formed, as a wholly owned subsidiary, Trussnet Gulfstream (Dalian) Co. Ltd., also a wholly foreign owned enterprise (“Trussnet Dalian”), to contract with Yunji China pursuant to which it was to have leased to Yunji China equipment required in the deployment of the Chinacomm Network and provide technical and management services to Yunji China for the procurement, installation and optimization of the equipment. These agreements were to have become effective when the Company paid in the minimum amount required under PRC law to capitalize Yunji China and Trussnet Dalian.

The Gulfstream Seychelles Subscription Agreement called for the Company to make certain payments in accordance with a schedule set forth therein and gives Chinacomm the right to terminate the Company’s rights if the payments are not made timely. Those payments are to be utilized to deploy the Chinacomm Network. The Company attempted to raise capital to make the required payments, but was unable to do so within the time specified in the Gulfstream Seychelles Subscription Agreement.

In February 2009, Trussnet Capital Partners (HK), Ltd., a Hong Kong corporation wholly owned by our president, Colin Tay (“TCP”), proposed to Chinacomm that it enter into a substitute Subscription and Shareholders’ Agreement upon terms similar to the Gulfstream Seychelles Subscription Agreement in order for the Company not to lose the benefits of the Gulfstream Seychelles Subscription Agreement. Based on Chinacomm’s prior relationship with Mr. Tay and additional benefits TCP was able to offer to Chinacomm that we were not able to provide, Chinacomm entered into a substitute Subscription and Shareholders’ Agreement and Addendum thereto pursuant to which TCP acquired a 49% equity interest in Chinacomm Cayman (collectively, the “TCP Subscription Agreement”). The additional benefits TCP was able to offer Chinacomm included negotiating extended payment terms with subcontractors who were performing services under contract with the primary vendor for the Chinacomm Network, Trussnet USA, Inc., a Delaware corporation (“Trussnet Delaware”), to allow Trussnet Delaware’s services to continue and the ability to arrange what ultimately became a $29 million operating loan that Chinacomm obtained from Hana Bank. The purchase price for TCP’s 49% equity interest is the same as in the Gulfstream Seychelles Subscription Agreement, but the payment terms are improved in several respects. Payments are conditioned upon the renewal of the 3.5 GHz licenses for all 29 cities that are to be part of the Chinacomm Network. In addition, if TCP was not able to meet the specific payment schedule set forth in the TCP Subscription Agreement, the agreement contained a provision that requires the parties to reach a new payment schedule through amicable negotiations. Like the Gulfstream Seychelles Subscription Agreement, the TCP Subscription Agreement contemplates that the amounts paid to subscribe to the stock of Chinacomm Cayman will be used towards deployment of the Chinacomm Network.

Pursuant to the TCP Subscription Agreement, Chinacomm delivered a certificate in TCP’s name for 2,450,000,000 shares of representing 49% of a total of 5,000,000,000 shares authorized. However, notwithstanding physical custody of the certificate by TCP, the TCP Subscription Agreement provides that the number of Chinacomm Cayman shares, corresponding to the unpaid outstanding balance of the subscription price, is to be pledged to Chinacomm Cayman and other parties to the TCP Subscription Agreement. It also provides that the parties are entitled to withdraw the pledged shares at their discretion, if TCP fails to meet the payment schedule set forth in the TCP Subscription Agreement or any new schedule to which the parties agree.

Asset Purchase Agreement with TCP

On March 9, 2009, TCP sold the equity interest it purchased through the TCP Subscription Agreement to the Company pursuant to an Asset Purchase Agreement for a $191(“TCP Asset Purchase Agreement”) million non-recourse promissory note in favor of TCP (“TCP Note”) and a Pledge Agreement of the equity interest in Chinacomm Cayman back to TCP as security for repayment of the TCP Note (“TCP Pledge Agreement”). This effectively provided the Company with non-recourse bridge financing for our acquisition, which for accounting purposes is characterized as an option to purchase up to 49% of the authorized shares of Chinacomm Cayman. As the Company reduces the principal balance of the TCP Note, TCP is required to deliver an equal amount towards the TCP Subscription Agreement price and to release to us shares of Chinacomm Cayman stock, free and clear of the TCP Pledge Agreement, in the same proportion that the reduction in principal balance bears to the total principal balance of the TCP Note.

Through a series of amendments to the TCP Subscription Agreement dated March 5, March 16, April 9 and May 9, 2010:

(i) The maturity date of the TCP Note was extended until December 31, 2011;

(ii) The interest rate of the TCP Note was increased from 8% to 10% per annum;

(iii) The Company agreed to pay certain extension fees to TCP; and

(iv) TCP secured the option to accept payment of accrued interest and extension fees in the form of shares of our Series A Common Stock in lieu of a cash payment.

On June 10, 2010, the Company issued to TCP 588,671 Series A Shares for the payment of $24,488,721 of interest and extension fees owed to TCP pursuant to the TCP Note, as amended. These Shares were delivered in satisfaction of the amounts we owed to TCP at the time of the stock issuance. During 2010, in addition to issuance of the Shares, we paid TCP $11,001,000 towards accrued interest and extension fees on the TCP Note. We also paid TCP $2,750,000, reducing the principal balance of the TCP Note to $88,250,000.

Assignment of TCP Subscription Agreement and Cancellation of the TCP Note

On April 4, 2011, the Company and TCP entered into an Assignment of Subscription Agreement and Cancellation of Promissory Note (“TCP Assignment Agreement”). The TCP Assignment Agreement relates to the TCP Subscription Agreement, the TCP Asset Purchase Agreement and the TCP Note. The material terms of the TCP Assignment Agreement are as follows:

(i) The consideration TCP received in entering into the TCP Assignment Agreement included:

(a)	the Company being relieved from the obligation to pay past and future interest under the TCP Note, while maintaining its right to acquire up to 49% of the shares of Chinacomm Cayman which advanced the Company’s financial interests by reducing the total acquisition cost of the rights the Company has the right to acquire;

(b)	an employment agreement between the Company and TCP’s sole shareholder, Colin Tay;

(c)	the issuance of 669,091 Series B Shares to Mr. Tay; and

(d)	the interest of TCP and Mr. Tay, as shareholders of the Company, in the Company’s future financial success.

(ii) Except as set forth in the TCP Assignment Agreement, all existing rights and future obligations of both parties under the TCP Asset Purchase Agreement, the TCP Note and the TCP Pledge Agreement were cancelled and terminated. Specifically, TCP waived entitlement to $14,225,232.87 of past interest accrued, but unpaid, under the TCP Note and all future interest. In addition, TCP returned the original TCP Note to the Company, marked “CANCELLED;”

(iii) TCP was required to deliver to the Company the original share certificate representing 2,450,000,000 shares of Chinacomm Cayman’s capital stock with an appropriate endorsement to enable the Company to seek issuance of a new share certificate in the Company’s name for all 2,450,000,000 shares of the Chinacomm Cayman capital stock represented by that certificate; and

(iv) The Company and TCP each released the other from any past breach or default, if any, either would be entitled to assert against the other relating to performance or non-performance of any obligation, or the accuracy of any representation or warranty contained in any of the TCP Assignment agreement, the TCP Note and the TCP Pledge Agreement.

The GBNC Network

On December 13, 2010, the Company and Golden Bridge Network Communications Co., Ltd (“GBNC”) entered into a Subscription and Shareholder Agreement (“GBNC Agreement”). Under the GBNC Agreement, each party is contractually obligated to contribute certain resources in order to deploy and operate a wireless broadband network in China.  GBNC has wireless broadband licenses in the 3.5GHz and 5.8 GHz bandwidth for potentially nine cities within the Fujian Province in China (“GBNC Network”). GBNC currently holds wireless broadband licenses in Fuzhou and Xiamen. The Company will have a 49% ownership in the entities comprising its joint venture with GBNC, with the Company having majority control of each entity’s board of directors. The bylaws of each entity shall provide for joint signature on all bank accounts.  The Company is required to finance all capital and operating expenditures needed to complete the GBNC Network, which includes the deployment of at least 77 base transceiver stations and core equipment in Fuzhou and Xiamen. GBNC has the right to submit applications to obtain additional wireless broadband licenses in at least seven additional cities and/or regions throughout China. GBNC also holds licenses to act as an internet service provider in 26 cities and regions in China, and the right to apply for such licenses in additional cities and regions nationwide. On December 22, 2010, the Company issued 50,000 Shares to GBNC valued at $1,010,000. The value established was based on the closing Share price of the Company’s Shares as of the date the GBNC Agreement was signed.

GBNC has indicated it will not honor the terms of the GBNC Agreement. Specifically, GBNC maintains that GBNC should have control over bank accounts and decisions regarding capital expenditures. Based on the duration of the impasse between the Company and GBNC regarding these matters, the Company has determined it is appropriate to fully impair its $1,010,000 investment in the GBNC Agreement.

Equity and Debt Funding Agreements

Agreements with Isaac Organization, Inc.

Original and First Amended Stock Purchase Agreements with Isaac Organization, Inc.

Pursuant to a Stock Purchase Agreement (“Isaac SPA”) between the Company and Isaac Organization, Inc., a Canadian corporation (“Isaac”), dated February 9, 2010, Isaac agreed to fund the deployment of the various wireless broadband networks being deployed by the Company, as well as our sales, general and administrative expenses.

On March 5, 2010, the Company and Isaac entered into an amendment to the Isaac SPA (“First Amendment to Isaac SPA”). The First Amendment to the Isaac SPA provided that the number of Shares to be purchased by Isaac was increased from 53,199,934 (representing 12% of the total issued and outstanding Shares) to 106,399,869 (representing 24% of the total issued and outstanding Shares). The total purchase price was increased from $160 million to $320 million. The installment dates and amounts were amended such that, in addition to $1 million paid at the closing on February 9, 2010: (i) $10 million was to be paid at the execution of the First Amendment to the Isaac SPA and was received in full; (ii) $20 million was due on or before March 31, 2010; (iii) $129 million was due on or before June 1, 2010; (iv) $80 million was due on or before September 30, 2010; and (v) $80 million was due on or before December 31, 2010. The number of Shares Isaac was prohibited from transferring, and which are subject to return or cancellation upon failure to make any installment when due pursuant to the Isaac SPA, was adjusted to maintain the same ratio as each paid and unpaid installments bear to the total amended purchase price.

On March 31, 2010, the Isaac withheld making the $20 million installment payment called for under the First Amendment to Isaac SPA, as Isaac expressed a desire to renegotiate its terms in light of the failure of Excel Era Limited (“Excel”), another investor, that had contractually committed itself to make a $239 million installment payment on March 31, 2010 pursuant to a stock purchase Agreement with the Company, as amended.

Amended and Restated Isaac Stock Purchase Agreement with Isaac Organization, Inc.

On May 9, 2010, the Company and Isaac entered into an Amended and Restated Stock Purchase Agreement (“A&R Isaac SPA”). The A&R Isaac SPA amended and restated the Isaac SPA, as amended, in its entirety. The A&R Isaac SPA provided that Isaac would purchase up to 49% of the shares of the Company’s Series A Common Stock for a purchase price of up to $320 million, including the $11 million previously paid under the Isaac SPA and the First Amendment to Isaac SPA. The purchase price was to be payable by Isaac in monthly installments of up to $15 million or more, commencing May 1, 2010 through December 1, 2011. The unpaid balance of the purchase price was due and payable on December 31, 2011. We were required to make a funding request for installment payments under the A&R Isaac SPA, which Isaac was required to pay within 30 days of our request. We had the right to make one or more funding requests of up to $15 million in the aggregate per calendar month, or more if the parties agreed to the request in writing. Upon receipt of each payment, we were required to issue and deliver to the Isaac the number of Shares that the dollar amount of the payment bears to $1.50 per Share.

The Company was also required to issue and deliver to the Isaac, for each dollar paid, one warrant (“Warrant”) granting the right to acquire one Share. Each Warrant has a term of three years from the date of issuance in which the holder may exercise the Warrant at an exercise price of $1.00 per Share, unless the parties agree in writing to a cashless exercise. Therefore, the total amount to be paid to the Company for the Warrants is up to $320 million in addition to the purchase price of up to $320 million pursuant to the A&R Isaac SPA.

Under the A&R Isaac SPA, Isaac was entitled to an issuance of additional Shares under a fully diluted calculation to be performed commencing June 1, 2010 and the first calendar day of every third month thereafter until the purchase price is paid in full or the A&R Isaac SPA is otherwise terminated. On each calculation date, the number of Shares issued to Isaac was to bear the same ratio to 49% of the total Shares issued and outstanding that the paid portion of the purchase price bears to the total purchase price. The number of Warrants and Shares issued upon exercise of Warrants (“Warrant Shares”) was excluded from both the numerator and the denominator in making the fully diluted calculation. The Company and Isaac agreed to enter into a separate Registration Rights Agreement, pursuant to which Shares and Warrants issued to Isaac could enjoy “piggyback” rights if the Company registered any of its Shares in the future.

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

As of the substitution of the Second A&R Isaac SPA described immediately below, the Company had received $25,109,659 towards the purchase price of the A&R Isaac SPA, for which the Company had issued Isaac a total of 29,166,110 Shares. This issuance did not include 4,465,782 Shares to which Isaac was entitled that had not been issued. Isaac was also entitled to be issued 25,109,659 Warrants pursuant to the A&R Isaac SPA, none of which had been issued. These Warrants were to be issued upon agreement between the Company and Isaac on the form of the Warrant to be utilized in connection with the A&R Isaac SPA.

Second Amended and Restated Isaac Stock Purchase Agreement with Isaac Organization, Inc.

On May 10, 2011 (“Effective Date of the Second A&R Isaac SPA”), the Company and Isaac entered into the Second Amended and Restated Stock Purchase Agreement (“Second A&R Isaac SPA”), which superseded entirely the terms of the previously operative A&R Isaac SPA. Under the Second A&R Isaac SPA, for all Shares Isaac purchased between February 8, 2010 and November 30, 2010, the price per Share was adjusted to $0.2637, which is equal to the volume-weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010. For all Shares Isaac purchased between December 1, 2010 through December 31, 2010, the price per Share was adjusted to $0.1717, which is equal to the volume-weighted average of the closing price of Shares during that time period. For all Shares Isaac purchased between January 1, 2011 through the Effective Date of the Second A&R Isaac SPA, as well as for all Shares Isaac purchases after the Effective Date of the Second A&R Isaac SPA, the price per Share is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives any payment pursuant to the Second A&R Isaac SPA (collectively, “New Purchase Price”). Notwithstanding the foregoing, the New Purchase Price is not to be less than $0.18 per Share.

The total aggregate number of additional Shares to which Isaac was entitled based on retroactive adjustments in accordance with the New Purchase Price was 71,519,975 Shares (“Additional Shares”), which is exclusive of the Shares subscribed, but not issued to Isaac, or to which Isaac is entitled pursuant to a fully diluted calculation called for under the A&R Isaac SPA. Isaac’s right to receive Shares pursuant to a fully diluted calculation is eliminated in the Second A&R Isaac SPA. In addition, the Company’s obligation to use the proceeds of the New Purchase Price solely towards deployment of wireless broadband networks or sales, general and administrative expense was eliminated.

Under the Second A&R Isaac SPA, Isaac was entitled to one adjusted warrant for each Share Isaac was entitled to be issued pursuant to the A&R Isaac SPA (“Adjusted Warrant”), one Adjusted Warrant for each Additional Share and one Adjusted Warrant for each Share Isaac purchases in the future. The total aggregate number of Adjusted Warrants to which Isaac was entitled is 105,151,867, inclusive of 25,109,659 Warrants earned by Isaac pursuant to the A&R Isaac SPA that were not issued pursuant to that agreement. Under the Second A&R Isaac SPA, the exercise price is adjusted as follows: (i) for Adjusted Warrants earned based on payments received between February 8 and November 30, 2010, the exercise price is $0.211, which is equal to 80% of the volume weighted average of the closing price of Shares for the time period June 1, 2010 through November 30, 2010; (ii) for Adjusted Warrants earned based on payments received between December 1 and December 31, 2010, the exercise price is $0.137, which is equal to 80% of the volume weighted average of the closing price of Shares during that time period; and (iii) for Adjusted Warrants earned based on payments received between January 1, 2011 and May 2, 2011, as well as for Warrants earned based on receipt of future payments, the exercise price is the volume-weighted average of the closing price of Shares for the ten-day trading period immediately preceding the date the Company received or in the future receives the payment giving rise to the right to issuance of the Warrant. Unless both the holder of a Warrant or Adjusted Warrant and the Company mutually agree in writing, there is no right to a cashless exercise of a Warrant or Adjusted Warrant.

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

Under the Second A&R Isaac SPA, the maximum additional investment the Company is obligated to accept from Isaac after the Effective Date of the Second A&R Isaac SPA is $50 million (which amount is exclusive of any Warrants Isaac may exercise). There is no minimum investment the Company is obligated to accept. The amount and timing of any additional investment are pursuant to one or more funding requests the Company is entitled to make at any time up to June 1, 2012, each of which Isaac must fulfill within 30 days. If Isaac fails to timely honor any funding request, the Company has the right to cancel 10% of the Shares, Warrants and Adjusted Warrants, as well as the Shares issued upon exercise of Warrants and Adjusted Warrants previously issued to Isaac.

The Company and Isaac agreed to enter into a separate Registration Rights Agreement, pursuant to which any Securities issued to Isaac may enjoy “piggyback” rights, if the Company registers any Shares in the future. As of the cancellation of the Second A&R Isaac SPA described below, the parties had not entered into any separate Registration Rights Agreement. Under the Second A&R Isaac SPA, Isaac had the right to appoint two of the authorized nine members of the Company’s Board of Directors. However, as of the cancellation of the Second A&R Isaac SPA described below, Isaac never exercised this right.

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

Line of Credit Loan Agreement and Promissory Note with Isaac Organization, Inc.

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“Isaac First Note”). In the Isaac First Note, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the same procedure for making funding requests as apply to the term “Funding Request” as defined in the Second A&R Isaac SPA.   For each funding request, Isaac is entitled to retain 5% of the amount requested as a set-up fee and compensation for Isaac’s due diligence in connection with the Isaac First Note. Each holdback is added to the principal balance and accrues interest along with the amount disbursed and outstanding from time to time. Amounts borrowed pursuant to the Isaac First Note bear simple interest at the rate of ten percent per annum. The principal balance borrowed pursuant to the Isaac First Note was due and payable on December 31, 2011.

Extension Agreement of the Isaac First Note and Second Line of Credit Promissory Note with Isaac Organization, Inc.

On February 23, 2012, the Company entered into the following two agreements with Isaac:

(i) Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, Cancel Stock Purchase Agreement and Grant Option in VN Tech Agreement (“Isaac Comprehensive Extension Agreement”); and

(ii) Second Line of Credit Loan Agreement and Promissory Note (“Isaac Second Note”).

Although the credit limit under the Isaac First Note was $5,000,000 and the due date of the Isaac First Note was December 31, 2011, Isaac advanced funds to the Company in excess of the credit limit, including advances made after the due date. In entering into the Isaac Comprehensive Extension Agreement, the parties agreed to extend the due date for the Isaac First Note to June 30, 2012 and to increase the credit limit under the Isaac First Note to reflect the total amount borrowed, namely the $6,385,000 disbursed and the 5% holdback fees totaling $336,053, for a total principal balance of $6,721,053. Interest in the amount of $332,794 had accrued on the principal balance, for a total amount due as of February 23, 2012 of $7,053,847. In the Isaac Comprehensive Extension Agreement, the principal balance of the Isaac First Note was increased to $7,425,102, representing the pre-extension total amount due and an additional 5% holdback fee of $371,255. Interest accrues on the increased principal balance at the rate of 10% per annum.

The Isaac Comprehensive Extension Agreement also provides that Isaac will be granted an option to, at any time, convert all or any portion of the balance of principal and interest due under the Isaac First Note to Shares in favor of Isaac or any of its assigns. The details of the conversion feature are to be agreed to when the Company has additional authorized Shares available for issuance.

The Isaac Comprehensive Extension Agreement also grants Isaac an option to acquire the Company’s 51% joint venture interest in the VN Tech Amended Shareholder Agreement. The extension agreement provides that the price of Isaac’s option is to be determined based on Isaac’s due diligence and a mutually agreed valuation of our joint venture with VN Tech. If Isaac exercises its option to acquire the Company’s 51% interest in the VN Tech Amended Shareholder Agreement, the agreed value of that interest will be treated as an offset to the amount otherwise due under the Isaac First Note.

Finally, the Isaac Comprehensive Extension Agreement provides for the cancellation and termination of all unperformed obligations of Isaac and the Company under the Second A&R Isaac SPA described above.

In the Isaac Second Note, the Company promises to pay to the order of Isaac the principal sum of $7,368,421, or so much thereof as may be disbursed to, or for, the benefit of the Company by Isaac, in Isaac’s discretion and subject to Isaac’s approval of budgets identifying the Company’s proposed use of each funding request. For each funding request, Isaac will retain a 5% holdback as a set-up fee and compensation for Isaac’s due diligence in connection with the Isaac Second Note. Each holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time. The total potential amount to be disbursed, net of the 5% holdback fees, is $7,000,000. The amounts borrowed pursuant to the Isaac Second Note will bear interest at the rate of 10% per annum. Interest will be calculated based on the principal balance, as may be adjusted from time to time, to reflect additional advances and/or partial repayments made on the Isaac Second Note. The principal balance and all accrued interest are due on December 31, 2012.

The Isaac Second Note provides that Isaac will be granted an option to, at any time, convert all or any portion of the balance of principal and interest due under the Isaac Second Note to Shares in favor of Isaac or any of its assigns. The details of the conversion feature are to be agreed to when the Company has additional authorized Shares of available for issuance.

First Amended and Restated Isaac Organization, Inc. Loan Agreement

On April 25, 2012, the Company, entered into an Amended and Restated Loan Agreement with Isaac (“First A&R Isaac Loan Agreement”). The First A&R Isaac Loan Agreement amends the Isaac Comprehensive Extension Agreement by cancelling the extended Isaac First Note, which is substituted for fourteen promissory notes (each a numbered “Isaac Note” and collectively “Isaac Notes”) in the principal amount of $500,000.00 each, plus one Note in the amount of $425,101.71. The maturity date of Isaac Note No. 1 is April 30, 2012, and the maturity date of each succeeding amended Isaac Note No.2 thru Isaac Note No.15 is the 15th day and the last calendar day of each month in succession after April 30, 2012. Interest accrues on each amended Isaac Note at 10% per annum from February 23, 2012. The Company may prepay any of the amended Isaac Notes in whole or in part prior to their maturity date without penalty. The VN Tech First Amended Shareholder Agreement confirms the cancellation of the Second A&R Isaac SPA. All other terms of the Isaac Comprehensive Extension Agreement that are not consistent with the First A&R Isaac Loan Agreement are of no further force and effect. In addition, the First A&R Isaac Loan Agreement has no effect on the Isaac Second Note.

Kevin J. Morrell Revocable Trust Promissory Note

On February 24, 2012, the Company entered into a Promissory Note with the Kevin J. Morrell Revocable Trust in the principal amount of $684,210 (“Morrell Note”). The disbursement amount of the Morrell Note is $650,000. Morrell will retain from the Morrell Note a 5% holdback as a set-up fee and compensation for Morrell’s due diligence in connection with the Morrell Note. The difference between the disbursement amount and the principal amount represents the 5% holdback fee. The maturity date of the Morrell Note is February 24, 2013. The Company may prepay the Morrell Note in whole or in part prior to its maturity date without penalty. The Morrell note bears interest on the unpaid principal balance at 10% per annum.

Line of Credit Promissory Note with Weal Group, Inc.

On March 5, 2012, the Company entered into a Line of Credit Promissory Note with Weal Group, Inc (“Weal”) in the principal amount of up to $1,052,632(“Weal Note”). The disbursement amount of the Weal Note is for up to $1,000,000. Weal will retain a 5% holdback as a set-up fee and compensation for Weal’s due diligence in connection with the Weal Note. The difference between the disbursement amount and the principal amount represents the 5% holdback fee. The maturity date of the Weal Note is March 5, 2013. The Company has the right to prepay the Weal Note in whole or in part prior to its maturity date and without penalty. The Weal Note bears interest on its principal amount at 10% per annum.

The Weal Note provides for a prospective conversion feature granting an option to convert all or a portion of the balance of principal and interest due under the Weal Note to Shares. The details of the conversion feature will be agreed to between the parties to the Weal Note when the Company has additional authorized Shares available for issuance and when Isaac and the Company have agreed to a conversion feature as to the Isaac Second Note.

Line of Credit Promissory Note with David S. McEwen

On April 26, 2012, the Company entered into a Line of Credit Promissory Note with David S. McEwen (“McEwen Note”) in the principal amount of $1,052,631.50. The disbursement amount of the McEwen Note is up to $1,000,000. McEwen will retain from each disbursement a 5% holdback as a set-up fee and compensation for McEwen’s due diligence in connection with the McEwen Note. The difference between the disbursement amount and the principal amount represents the 5% holdback fee. The maturity date of the McEwen Note is April 25, 2013. The Company may prepay the McEwen Note in whole or in part prior to its maturity date without penalty. The McEwen Note bears interest on the unpaid principal balance at 10% per annum.

The McEwen Note provides for a prospective conversion feature granting an option to convert all or a portion of the balance of principal and interest due under the McEwen Note to Shares. The details of the conversion feature will be agreed to between the parties to the McEwen Note when the Company has additional authorized Shares available for issuance and when Isaac and the Company have agreed to a conversion feature as to the Isaac Second Note.

Agreements with Ironridge Global and Ironridge Technology

Ironridge Global IV, Ltd. Financing Through Assignment of Accounts Payable

On July 5, 2012, the Company issued 1,170,000 Shares to Ironridge Global. The initial issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims between the Company and Ironridge Global (“Ironridge Global Order”) in settlement of $1,367,693 of accounts payable of the Company which Ironridge Global had purchased from certain creditors of the Company, in an amount equal to the assigned accounts, plus brokerage and legal fees and costs totaling $95,300. The assigned accounts relate to:

(i) The remaining down payment for infrastructure equipment and software purchased from ZTE for expansion of the Novi-Net wireless broadband network and deployment of the Montenegro Connect wireless broadband network;

(ii) The cost of shipping, insurance and other transport logistics services to deliver the equipment and software described above from its place of manufacture in China to its ultimate destinations;

(iii) The proof of funds deposit required as registered capital for formation of a PRC operating company pursuant to the exclusive services contract between the Company and NGSN; and

(iv) The amounts previously financed for consumer terminals delivered to VelaTel Peru as inventory for resale to customers.

The Ironridge Global Order was entered on July 3, 2012 by the Superior Court of the State of California for the County of Los Angeles. In addition to the initial issuance, the Ironridge Global Order provides for an adjustment in the total number of Series A Shares which may be issuable to Ironridge Global, based on a calculation period for the transaction defined as that number of consecutive trading days following the date on which the initial Shares have been issued, received in Ironridge Global’s account in electronic form and fully cleared for trading required for the aggregate trading volume of the Shares, as reported by Bloomberg LP, to exceed $6.5 million. Pursuant to the Ironridge Global Order, Ironridge Global will receive an aggregate of:

(v) 1,000,000 Shares, plus that number of Shares with an aggregate value equal to;

(vi) The sum of the claim amount plus a 6% agent fee and plus Ironridge Global’s reasonable attorney fees and expenses, less $10,000 previously paid; and

(vii) Divided by 80% of the following: the volume weighted average price of the Shares during the calculation period, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five of each consecutive twenty trading days during the calculation period (any increment with fewer than twenty trading days will have the days added to the final increment).

The Ironridge Global Order further provides that if, at any time during the calculation period, the total Shares previously issued to Ironridge Global are less than any reasonably possible final amount, or a daily volume weighted average price is below 80% of the closing price on the day before the issuance date, Ironridge Global will have the right to request (subject to the limitation below), and the Company will, upon Ironridge Global’s request, reserve and issue additional Shares, subject to a 9.99% beneficial ownership limitation specified in the Ironridge Global Order.

At the end of the calculation period:

(i) If the sum of the initial issuance of Shares and any additional issuance of Shares is less than the final amount, the Company will issue additional Shares to Ironridge Global, up to the final amount; and

(ii) If the sum of the initial issuance of Shares and any additional issuance of Shares is greater than the final amount, Ironridge Global will promptly return any remaining Shares to the Company and its transfer agent for cancellation.

In connection with the transaction, Ironridge Global represented that it does not hold any short position in and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the Company’s Shares.

Each issuance to Ironridge Global is exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

Ironridge Global has paid the Company’s creditors from whom it received assignments of their accounts receivables against the Company the following amounts:

(i) $500,000 paid to ZTE for the Croatia and Montenegro equipment order described above;

(ii) $105,128 to Joinmax for shipping logistics services associated with the ZTE equipment order;

(iii) $500,000 to NGSN HK as proof of funds deposit as registered capital for the NGSN project’s PRC operating company; and

(iv) $262,565 to Success Action Limited for consumer terminal inventory previously financed and delivered to VelaTel Peru.

On December 17, 2012, the Company and Ironridge Global stipulated to amend the Ironridge Global Order to strike the words “of each consecutive twenty” in describing the pricing formula, retroactive to the date the Ironridge Global Order was entered.

Preferred Stock Purchase Agreement with Ironridge Technology

On December 14, 2012, the Company entered into a Stock Purchase Agreement ( “Ironridge Technology SPA”) with Ironridge Technology Co., a division of Ironridge Global (collectively, “Ironridge Technology”), for the sale of 1,200 shares of convertible redeemable Series B Preferred Stock (“Series B Preferred Shares”) at a price of $10,000 per share, for a total purchase price of $12,000,000. The first Closing of 60 Series B Preferred Shares occurred on December 17, 2012 by direct wire transfer of $600,000 to the designated escrow holder under the China Motion SPA, as the down payment deposit for this acquisition. Each successive closing is to occur on the first day of each calendar month, or sooner at the Company’s sole option, subject to fulfillment of designated equity conditions, as defined in the Certificate of Designations. Ironridge Technology was entitled to and received a one-time non-refundable commitment fee of 60 shares of Series B Preferred Stock in consideration for providing the $12 million irrevocable funding commitment.

In addition, on December 14, 2012, the Company filed a Certificate of Designations with the Nevada Secretary of State in order to fix the dividend, conversion, redemption, voting rights and other attributes of the Series B Preferred Shares called for under the Ironridge Technology SPA. The Company may redeem or the Company or any shareholder of any share of Series B Preferred Shares may convert one or more Series B Preferred Shares into Series A Shares at $10,000 per Series B Preferred Share being redeemed or converted, divided by the fixed conversion price of $0.20 per Series A Share, together with the sum of accrued dividends, plus an Embedded Derivative Liability, divided by 81% of the closing bid price for such Series A Shares during an Equity Conditions Measuring Period. The attributes of the shares of our Series B Preferred Stock are set forth in the Certificate of Designations (discussed in Part II, Item 9B - Other Information, set forth below).

On December 14, 2012, the Company and Ironridge Technology also entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to file with the SEC an S-1 Registration Statement to cover the resale of any Series A Shares issued upon conversion of shares of Series B Preferred Shares (collectively “Registrable Securities”). The Company is required to use its best efforts to cause the S-1 Registration Statement to become effective under the Securities Act of 1933, as amended (“Securities Act”), as soon as practicable, but no later than 90 days after filing, and to file such amendments as are necessary for the S-1 Registration Statement to remain continuously effective for registration of such additional Registrable Securities as are subsequently issued under the Ironridge Technology SPA.

The S-1 Registration Statement contemplated by the RRA was filed with the SEC on January 30, 2013. The S-1 Registration Statement seeks to register 32,000,000 Series A Shares issuable upon conversion of Series B Preferred Shares. The number of Series A Shares to be registered was determined based on one-third of the Company’s public float as of January 27, 2013. On February 25, 2013, the SEC submitted its first Comment Letter in response to the filing. The SEC requested the Company to provide updated Financial Statements for the S-1 Registration Statement and indicated that it believed that the Ironridge Technology SPA is an “Equity Line Agreement” and, therefore, constitutes an “indirect primary offering” which the SEC does not permit. The Company will resume efforts to resolve the SEC’s concerns after the filing of this Report, which will supply the updated Financial Statements the SEC has requested.

On February 26, 2013, the Company and Ironridge Technology entered into a Waiver Agreement, pursuant to which Ironridge Technology waived completion of certain conditions described in the Ironridge Preferred SPA to allow the Company to call for a Closing to occur. Pursuant to and on the date of the Waiver Agreement, Ironridge Technology agreed to purchase 75 Series B Preferred Shares and to pay the Company $750,000. The Company also agreed to issue Ironridge Technology 75 Series B Preferred Shares as a non-refundable fee for entering into the Waiver Agreement. The Waiver Agreement also provides for certain restrictions on the Company’s right to negotiate or enter into financing arrangements with potential investors other than Ironridge Technology or its affiliates while any Series B Preferred Shares are outstanding and for six months after their conversion to Series A Shares. The Waiver Agreement requires the Company to immediately reserve 492,000,000 Series A Shares for potential issuance to Ironridge Technology and to, as soon as possible, amend its articles of incorporation to increase the number of authorized Series A Shares to a number sufficient to also cover subsequent closings and future conversions of Series B Preferred Shares into Series A Shares as contemplated in the Ironridge Technology SPA.

On February 27, 2013, Ironridge Technology paid the Company $750,000 and the Company issued Ironridge Technology 150 Series B Preferred Shares.

On May 15, 2013, Ironridge Technology paid the Company $150,000 and the Company issued Ironridge Technology 15 Series B Preferred Shares.

Other Non-Material Financing Agreements

The Company has entered into several short term (six month) promissory notes with various lenders, ranging in amount from $50,000 to $103,500, each of which provides for conversion into Series A Shares at maturity based on similar, but not identical, discounts to market and average pricing formulas similar to partial payments the Company has negotiated with respect to other debt financing instruments described above.

Other Agreements

Professional Services Agreement with Joinmax Engineering & Consultants (HK), Ltd.

On April 10, 2009, the Company and Joinmax entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”). The Joinmax Professional Services Agreement provides that Joinmax will provide professional services to the Company consisting of:

(i) Architectural and engineering services;

(ii) Project management services;

(iii) Site acquisition services;

(iv) Deployment supervision services;

(v) General administrative services; and

(vi) Any other professional services the Company deems necessary to deploy the Chinacomm Network.

The Company is obligated to pay Joinmax for the professional services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific services. We have the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for the professional services. The Shares are to be paid at a price equal to the lesser of:

(i) $0.95; or

(ii) 80% of the volume weighted average of the closing price per Share for the 30-day period prior to each payment due date of an invoice.

Effective as of December 10, 2011, the Company and Joinmax entered into an Amendment to Agreement for Professional Services (“First Amendment to Joinmax Professional Services Agreement”) pursuant to which the Company agreed to a set payment schedule for the total amount owing Joinmax for professional services rendered pursuant to the Joinmax Professional Services Agreement and established that the price per Share in payment for the services would be no less than $0.10 per Share. All of the other provisions of the Joinmax Professional Services Agreement remained the same.

Effective as of January 6, 2012, the Company and Joinmax entered into a second amendment to the Joinmax Professional Services Agreement (“Second Amendment to Joinmax Professional Services Agreement”) pursuant to which the Company was provided the right, at its sole discretion, to pay all or any of the total amount due to Joinmax prior to any revised payment, in which case the price per Share is calculated based upon the same formula set forth in the First Amended Joinmax Professional Services Agreement. All of the other provisions of the Joinmax Professional Services Agreement and the First Amended Joinmax Professional Services Agreement remained the same.

Joinmax has invoiced the Company $25,162,992 for professional services it provided to the Company. We have issued 149,512,954 Shares to Joinmax as payment in full for all professional services rendered. All Shares issued to Joinmax were prior to the Company’s reverse stock split completed on July 19, 2012.

Competition

The countries in which we operate are highly competitive. We compete with existing suppliers and new competitors who continue to enter the markets in each of these countries. Our subsidiaries and joint ventures compete with several other major wireless broadband companies and companies that provide related products similar to ours. Many of these competitors are well established with larger and better developed wireless broadband and telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than our subsidiaries and joint venture partners. Competitors in any of these markets may reduce the prices of their services and/or products significantly or may offer wireless broadband connectivity packaged with their other products or services that none of our businesses can offer to its customers.

We also expect existing and prospective competitors to adopt technologies or business plans similar to our business plans for our projects or seek other means to develop services and products competitive with these companies, particularly if their services prove to be attractive in their respective target markets. There can be no assurances that there will be sufficient customer demand for services and products offered over the various networks we are deploying in the same markets to allow multiple operators to succeed. The industries in which we operate are continually evolving. Our services and products may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all. Other competing technologies may be developed that have advantages over wireless broadband technology protocols that we employ. Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which our subsidiaries and joint ventures can deploy their respective networks and/or businesses, which may allow those operators to compete more effectively.

Effects of Government Regulation

The regulatory authorities in each of the countries where we do business have significant discretion in granting licenses, permits and authorizations requisite for the operation of our operating companies, subsidiaries, joint ventures and other projects. These regulatory authorities may have no obligation to renew applicable licenses, permits and authorizations when they expire. Any of our operating companies, subsidiaries or joint venture partners that do not receive the necessary licenses, permits and authorizations may be required to cease operations or contract operations with third parties who hold the appropriate licenses, permits and authorizations. In addition, even where our operating companies, subsidiaries, or joint venture partners hold licenses, permits or authorizations, they may be required to seek modifications in order to implement the Company’s business strategy. The occurrence of any of these events would have a material adverse effect on our businesses.

These laws and regulations and their application to our businesses are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in the countries where we operate. Current or future regulations may directly affect the breadth of services our operating subsidiaries and joint venture partners are able to offer and may affect the rates, terms and conditions of services they can provide to the public for a fee. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affect the business of our operating companies, subsidiaries and joint venture partners indirectly.

In addition, the regulatory authorities in any of the countries where we operate may in the future restrict the ability to manage subscribers’ use of their respective networks and/or related businesses, thereby limiting the ability to prevent or manage excessive bandwidth demands on our networks. Conversely, regulators in any given country may limit the bandwidth to be used by subscribers’ applications or customers, in part by restricting the types of applications that may be used over these networks and businesses. If applicable regulatory authorities were to adopt regulations that constrain the ability to employ bandwidth or fiber management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of their services for all subscribers. A decline in the quality of the services or products provided could result in loss of customers or litigation from dissatisfied subscribers. Any of these developments could have a material adverse effect on our business.

Any of our operating companies, subsidiaries or joint venture partners may engage in business activities that regulators consider to be outside the authorized scope of their licenses or permitted activities. The relevant regulatory authorities have the authority to impose fines or other penalties. These fines or penalties can be sometimes as much as five to ten times the amount of the illegal revenues generated by these companies and may require the disgorgement of profits or revocation of the business licenses, permits or authorizations of the offending company. Fines or penalties of this nature might have a material adverse effect on our business.

Investment Policies

The Company does not have an investment policy at this time. Any excess funds the Company has on hand will be deposited in interest bearing notes, such as term deposits or short-term money instruments. There are no investment restrictions on funds held by the Company. The Company does not have any excess funds to invest as of the date of this Report.

Employees

The Company, including all of its subsidiaries, has approximately 163 full time employees. Approximately 20 of the Company’s former employees in its corporate headquarters in Carlsbad, California are working for the Company as independent contractors.

Patents and Trademarks

We do not hold any patents or material trademarks. However, we are in the process of having “VelaTel” and other local brand names and website domains trademarked in the United States and in the other locations in which we are doing business or anticipate doing business.

Research and Development Expenditures

During the last two fiscal years of our business activities, we have spent $0 and $6,317,287 for the year ended December 31, 2012 and December 31, 2011, respectively.

Environmental Expenditures

We have not made any material expenditure on compliance with environmental laws or regulations in connection with any of our businesses world-wide.

Available Information

Shareholders may read and copy any material we file with the United States Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by accessing http://www.sec.gov. The address of our website is http://www.velatel.com.

ITEM 1A. RISK FACTORS.

This Report contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following Risk Factors actually occur: (i) our business, financial condition and results of operations could be adversely affected; (ii) the price of our Shares could decline; and (iii) we might be forced to cease operations.

General Business Risk Factors

We may not be able to pay our current obligations. Our auditors have issued a going concern opinion with respect to our financial statements. If we are not able to raise substantial additional capital in a timely manner we may be forced to cease operations.

We will require substantial additional capital to finance our planned business operations and expect to incur operating losses in future periods, due to the expense of deploying the projects.  We have not realized material revenue since our inception and cannot assure you that we will be successful in generating revenues in the future. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

If we are not able to raise substantial additional capital in a timely manner from our current investors or other sources, we may lose our rights to participate in the operation of and/or the deployment of all of our wireless broadband networks. In each case, we may be forced to cease operations. Moreover, any agreement we may enter into for additional capital may discourage other equity investments during the term of any such agreement.

We are an unproven company and should be considered speculative and highly risky to investors.

The Company has only recently embarked on the business plans and strategies described in this Report. Potential investors should be aware of the risk and difficulties encountered by a new enterprise in the wireless broadband and related products business, especially in view of the intense competition from existing businesses in the same industry sector.

We currently do not have the funds necessary to conduct any meaningful business activity. As of December 31, 2012, we had $207,833 of cash and $38,775,733 in current liabilities. Since our inception, we have incurred accumulated losses of $(298,347,524). We are currently in default on the payment of principal of approximately $300,000 of our Convertible Note Purchase Agreements and on our Amended and Restated Convertible Note Purchase Agreements. During the year ended December 31, 2009, three judgments were entered against the Company relating to certain convertible notes in default. The judgments are accruing interest at rates between 3.6% and 10% per annum. Accordingly, the carrying value of the convertible notes, accrued interest and legal fees on the judgments are recorded at $821,735 and $8,158 as of December 31, 2012 and December 31, 2011, respectively. The principal balance of the three judgments totaled $829,893 as of December 31, 2012 and December 31, 2011. In addition, the Company owes approximately $5.0 million in principal in default to Isaac pursuant to the Second Note and the First A&R Isaac Loan Agreement.

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

The Company has no meaningful operating history and minimal assets that may impair our ability to raise capital and to sustain operations, which could cause failure of the Company.

The Company is considered a start-up operation and, as such, it has no material operating history, little revenue and little earnings from operations. We have minimal assets and limited financial resources. We will continue to sustain operating expenses without corresponding revenues, at least until we further develop the projects, which is not expected to occur until we receive sufficient proceeds from additional capital raising. The Company has incurred a net operating loss that will continue until we more fully implement our business plans and strategies, and are producing sufficient revenues to break even. There can be no assurance that our operations will become profitable in the near future or at all.

The limited operating history or lack thereof may not serve as an adequate basis to judge the future prospects and results of operations of our operating companies, subsidiaries and joint venture partners.

Each of our projects has a limited or no operating history providing wireless broadband services, fiber services and/or related products that enable providers of such services to connect to their respective networks.  Accordingly, one cannot evaluate the viability and sustainability of their businesses. You should consider their future prospects in light of the risks and uncertainties that other companies operating in the same markets with limited or nor operating history have experienced. Some of these risks and uncertainties relate to their ability to, among other things, include the following:

(i) Attract, retain and motivate qualified personnel;

(ii) Maintain effective control of their costs and expenses;

(iii) Expand their market share; and

(iv) Raise sufficient capital to sustain and expand their businesses.

If they are unsuccessful in addressing any of these risks and uncertainties, their competitiveness and their future growth, as well as ours, would be adversely affected.

Any registration and potential sale of a significant number of shares of our Series A Common Stock could depress the price of our Shares.

Because there is a limited public market for shares of our Series A Common Stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of Shares, which could allow short sellers of these Shares an opportunity to take advantage of any decrease in the value of our Shares.  The presence of short sellers in our Shares may further depress the price of our Shares.

If the Company causes a significant number of our Shares to be sold into the market pursuant to registration of its Shares, the market price of our Shares may decline.  Furthermore, the sale or potential sale of a substantial number of Shares into the market may have a depressive effect on our Share price that could make it difficult for us to raise funds from other sources.

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

The Company may have a shortage of working capital in the future that could jeopardize its ability to carry out our business plans and strategies.

The Company’s capital needs consist primarily of operating overhead and funding the deployment of our networks and other related businesses. At the present time, we have not raised enough capital to fully fund all of our projects. If we are unsuccessful in raising the needed capital, we may need to abandon one or more of our projects.

The Company may, in the future, issue debt having priority, which, if foreclosed, could cause loss of some or all of the Company’s assets or business.

While management has no immediate plans to issue any securities that would have a higher priority in terms of repayment or be secured by Company assets than those unsecured Convertible Note Purchase Agreements and the Amended and Restated Convertible Note Purchase Agreements (collectively, “Convertible Notes”) previously sold, these plans may change in the future. In the event the Company defaults on its obligations to repay all sums due pursuant to the Convertible Notes, the holders of our Convertible Notes will have the same rights as any of the Company's other unsecured creditors, and the assets of the Company at that time may be insufficient to repay all of its creditors in full.

The Company may not be able to manage its growth effectively, which could adversely affect the Company’s operations and financial performance.

The ability to manage and operate the Company’s businesses as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and exacerbate other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources in the immediate future. The ability to manage future growth effectively will also require the Company to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve the Company’s operational, financial and management controls and procedures. If we fail to manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

We may not voluntarily implement various corporate governance measures, in the absence of which, stockholders may have reduced protections against insider director transactions, conflicts of interest and other matters.

At this time, we are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges, such as NASDAQ. Such corporate governance measures require, among other things, independent directors and audit committees. It is possible that, if the Company were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The success of the Company’s business is dependent on our ability to retain the Company’s existing key employees and to add and retain senior officers to our management team.

Our success will depend largely on the expertise and reputation of George Alvarez, our Chairman of the Board and Chief Executive Officer, and the other members of our senior management team, including Colin Tay, our President, Carlos Trujillo, our Chief Financial Officer, Kenneth L. Waggoner, our Executive Vice President Legal, General Counsel and Secretary and Kenneth Hobbs, our Vice President of Mergers and Acquisitions.  With the exception of Mr. Tay, none of our senior management team is a party to an employment agreement. In addition, we intend to hire additional highly skilled individuals to staff our operations in each market where a project is being deployed and/or operated. Loss of any of our key personnel, or the inability to recruit and retain qualified individuals for our operations, could adversely affect our ability to implement our business strategy and operate our businesses.

We have contracted a significant amount of our operations through independent contractors; accordingly, this subjects us to a number of significant risks.

Since our acquisition of Trussnet Nevada, we have contracted with independent contractors to perform services, representing substantially all of our operations, including the engineering, architectural and deployment services we provide to the projects. If our independent contractors performed their services in an unsatisfactory manner, it would have a material adverse effect on our business.

Our officers and directors own a substantial amount of our Common Stock and will be able to control the vote on matters submitted to our stockholders.

As of the date of this Report, our directors and officers collectively own 16,957,389 Series A Shares, representing approximately 8% of the total Series A Shares outstanding. Our officers and directors collectively own or hold irrevocable proxies for 40,000,000 Series B Shares, representing 100% of the total Series B Shares outstanding. Series B Shares are entitled to ten votes per Series A Share on any issue presented to our shareholders. As a result, our officers and directors control the vote on any issue presented to the shareholders of the Company and can effect transactions without the consent of other shareholders. It is unlikely any shareholder or group of shareholders could replace the existing directors or officers. This concentration of beneficial ownership may also have the effect of delaying or preventing a change in control or being listed on a major stock exchange.

There may be limited liquidity for our Series A Common Shares, and our shareholders may have difficulty selling their Series A Common Shares.

Our Series A Shares are quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. However, due to the possibility of limited trading volume, our shareholders may not be able to sell their Shares in an organized market. If this happens, our shareholders might not receive a price per Share which they might have received had there been a larger public market for our Shares.

Our Series A Common Stock is “penny stock” and is covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Federal securities laws impose additional sales practice requirements on broker/dealers who sell penny stock, such as:

(i) The delivery of a standardized disclosure document;

(ii) Disclosure and confirmation of the quotation process;

(iii) Disclosure of compensation the broker/dealer receives; and

(iv) Furnishing monthly account statements.

For sales of our Series A Shares, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of these additional sales practices could adversely affect a shareholder’s ability to dispose of the shareholder’s Shares.

Sales of our Series A Common Stock will dilute the interests of our existing shareholders.

We may seek additional funds through the sale of Series A Shares. This will dilute the percentage ownership of our existing shareholders. The magnitude of this dilution will be determined by the number of Series A Shares we will have to issue in the future to obtain the funds required, in addition to the dilutive effect the sale of the Series A Shares made in payment of various promissory notes and other financial obligations.

The number of shares of Series A Common Stock and Series B Common Stock we have authorized but not issued may discourage unsolicited takeover attempts.

The number of Series A Shares and Series B Shares authorized but available for issuance may have the effect of discouraging unsolicited takeover attempts, potentially limiting the opportunity for our shareholders to dispose of their Series A Shares at a premium, which is often offered in takeover attempts or that may be available under a merger proposal.

The number of shares of our Series A Common Stock and Series B Common Stock authorized may make it impossible for our shareholders to change management of the Company.

The number of Series A Shares and Series B Shares authorized but available for issuance may have the effect of permitting our current management, including the current members of our Board of Directors, to retain their positions and place them in a better position to resist changes that shareholders wish to make, if they are dissatisfied with the conduct of the Company’s business.

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

We may enter into strategic transactions and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including, but not limited to:

(i) Difficulties in integrating acquired technologies and operations into our businesses, while maintaining uniform standards, controls, policies and procedures;

(ii) Obligations imposed by counterparties in such transactions that limit our ability to obtain additional financial funding or to complete our existing projects, or specific lines of business, or other aspects of their operational flexibility; and

(iii) Inability to predict or anticipate market developments and capital commitments relating to our projects, businesses or required technologies.

The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions, dispositions, or similar arrangements could result in dilutive issuances of our Series A Shares, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material adverse effect on our business.

If shareholders sought to sue our officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in countries where our projects are being deployed and/or operated.

It may be difficult, if not impossible, to acquire jurisdiction over officers and directors of our operating companies, subsidiaries or joint ventures residing outside of the United States, in the event that a lawsuit is initiated against such officers and directors by shareholders in the United States. It is also unclear if extradition treaties now in effect between the United States and any of Hong Kong, China, Peru, Croatia, Montenegro, Denmark, or other countries where our projects may be deployed and/or operated would permit effective enforcement of criminal penalties of federal securities laws. Furthermore, because a substantial amount of our assets are located in these countries, it would be extremely difficult to access those assets to satisfy an award entered against us in a United States court.

The industries in which we operate are continually evolving. Our services may become obsolete, and we may not be able to develop competitive services or products on a timely basis or at all.

The wireless broadband, fiber optic telecommunications and fuel cell industries are characterized by rapid technological change, competitive pricing, frequent new services and product introductions, evolving industry standards and changing regulatory requirements. Our success will depend upon our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. Failure to do so would have a material adverse effect upon our business.

Any or all of our projects may fail to attract a commercially viable number of subscribers or customers.

We have incurred significant obligations relating to the deployment and operation of our projects and related businesses. We expect to make significant further expenditures on equipment and construction expenses relating to the deployment of wireless broadband networks and operations associated with our projects. If subscribership to these networks and/or revenue generated from these businesses is insufficient to make any particular venture commercially viable, this would have a material adverse effect upon our business.

Our operating subsidiaries and joint venture partners may not be granted the requisite licenses, permits or authorizations, or the renewals thereof, in order to operate their respective networks and/or businesses.

The regulatory authorities in each of the countries where we do business have significant discretion in granting licenses, permits and authorizations requisite for the operation of our operating companies, subsidiaries, joint ventures and other projects. These regulatory authorities may have no obligation to renew applicable licenses, permits and authorizations when they expire. Any of our operating companies, subsidiaries or joint venture partners that do not receive the necessary licenses, permits and authorizations may be required to cease operations or contract operations with third parties who hold the appropriate licenses, permits and authorizations. In addition, even where our operating companies, subsidiaries, or joint venture partners hold licenses, permits or authorizations, they may be required to seek modifications in order to implement the Company’s business strategy. The occurrence of any of these events would have a material adverse effect on our businesses.

The networks and/or businesses of our operating subsidiaries and joint venture partners are subject to extensive regulation that could limit or restrict their respective activities. If our operating subsidiaries or joint venture partners fail to comply with certain regulations, they may be subject to penalties, including fines and suspensions, which may adversely affect our business.

The acquisition, lease, maintenance and use of wireless broadband licenses or other permits or authorizations of each of our operating companies, subsidiaries and joint venture partners are extensively regulated in their respective markets. Regulations promulgated by applicable regulatory agencies are subject to change over time. In addition, a number of other laws and regulations apply to the businesses of our operating companies, subsidiaries and joint venture partners. These laws and regulations and their application to our projects are subject to continual change, as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities in the countries in which our operating companies, subsidiaries and joint venture partners are currently located. Current regulations directly affect the breadth of the services or products our operating companies, subsidiaries and joint venture partners are able to offer and may affect the rates, terms and conditions of services and products they can provide to the public for a fee. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects the businesses of our operating companies, subsidiaries and joint venture partners indirectly.

In addition, the regulatory authorities in any of the countries where we operate may in the future restrict the ability to manage subscribers’ use of their respective networks or customers of their respective businesses, thereby limiting the ability to prevent or manage excessive bandwidth demands on our networks. Conversely, regulators in any given country may limit the bandwidth or the amount of fiber (as the case may be) to be used by subscribers’ applications, in part by restricting the types of applications that may be used over these networks. If applicable regulatory authorities were to adopt regulations that constrain the ability to employ bandwidth or fiber management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of their services for all subscribers. A decline in the quality of the services provided could result in loss of customers or litigation from dissatisfied subscribers and/or customers. Any of these developments could have a material adverse effect on our business.

The breach of a license or applicable law, even if inadvertent, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, applicable regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where our operating companies, subsidiaries and joint venture partners already have rights to licensed wireless broadband spectrum, use of fiber or product offerings in connection with a wireless broadband network. In order to promote competition, licenses may also require that third parties be granted access to the bandwidth, frequency capacity, facilities or services offered by our operating companies, subsidiaries and joint venture partners. As a result, these entities may not be able to obtain or retain any required license and they may not be able to renew their licenses on favorable terms or at all.

In addition, our operating companies, subsidiaries and joint venture partners may engage in business activities that regulators consider being outside the authorized scope of their business licenses or permitted activities. The relevant regulatory authorities may have the authority to impose fines or other penalties. These fines or penalties can be sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business licenses or approvals of the offending company. Fines, penalties, disgorgement of profits or revocations of their respective licenses or approvals might have a material adverse effect on our business.

Our operating companies, subsidiaries and joint venture partners have committed to deploy wireless broadband networks using wireless broadband technologies, even if there are alternative technologies available in the future that would be technologically superior, more cost effective or both.

Our operating companies, subsidiaries and joint venture partners intend to deploy wireless broadband networks. Sino Crossings intends to install the required equipment to enable the fiber it owns in China to become operable and commercialized. VN Tech intends to sell, install and service fuel cells utilized in wireless broadband networks.  Zapna intends to distribute products and services associated with voice long distance charges voice and data roaming charges. We cannot assure that commercial quantities of wireless broadband equipment that meets their respective requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop, produce or service wireless broadband equipment and related products. Other competing technologies which allow higher data transfer speeds and capacity may be developed that have advantages over wireless broadband technology. Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which our operating companies, subsidiaries and joint venture partners deploy their respective networks and/or businesses, which may allow those operators to compete more effectively. In addition, if other network operators do not continue to adopt and deploy similar wireless broadband technology and equipment, manufacturers may be unwilling to invest the time, money and resources necessary to develop further infrastructure equipment and end user devices that meet our business needs.

Additionally, wireless broadband technology may not perform as we plan or expect. Accordingly, our operating companies, subsidiaries and joint venture partners may not be able to deliver the quality or types of services or products they expect, or may discover unanticipated costs associated with deploying and maintaining their respective wireless broadband networks and/or businesses or deliver services and products they must offer in order to remain competitive. These risks could reduce subscriber growth and have a material adverse effect on our business.

If third parties fail to develop and deliver the equipment that our operating companies, subsidiaries and joint venture partners need for their existing and future networks and/or businesses, we may be unable to execute our business strategy or operate our businesses.

The Company currently depends on third parties to develop and deliver complex systems, software and hardware products and components for wireless broadband networks being deployed by our operating companies, subsidiaries and joint venture partners in a timely manner and at a high level of quality.  To successfully execute our business strategy, we must not only continue to have third parties produce the software and hardware components we require, and deliver them timely when needed, but we must also continue to further upgrade and evolve the technology for our businesses to remain competitive. Any failure by our third party vendors to meet these needs may impair our ability to execute our business strategy. If this occurs, it may have an adverse effect on our business.

For the planned deployment of our wireless broadband networks, we are relying on third parties to develop the network components and subscriber equipment necessary to build and operate the networks and/or businesses and other similar networks and businesses throughout the world. As wireless broadband technology is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts. The development process for wireless broadband network components and subscriber equipment has been lengthy, has been subject to some short-term delays and may still encounter more significant delays. If these third parties are unable or unwilling to develop wireless technology components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy the networks when we expect, or at all. If we are unable to deploy these networks and/or related businesses in a timely manner, we may be unable to execute our business strategy. This may have a material adverse effect on our business.

Many of the competitors of our operating companies, subsidiaries and joint venture partners are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers and customers.

Wireless broadband services, including voice, data and video, in the markets where our projects operate are highly competitive. Our operating companies, subsidiaries and joint venture partners compete with several other major wireless service and product providers and telecommunications companies. Many of these competitors are well established with larger and better developed wireless and telecommunications networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than do our operating companies, subsidiaries and joint venture partners. Our competitors may reduce the prices of their services and products significantly or may offer wireless broadband connectivity packaged with their other services or products. Our operating companies, subsidiaries and joint venture partners may not be able to reduce their prices or otherwise combine their services with other products or services to remain competitive with these offerings, which may make it more difficult to attract and retain subscribers, all of which could have a material adverse effect on our business.

We expect existing and prospective competitors to adopt technologies or business plans similar to the business plans for our operating companies, subsidiaries and joint venture partners, or seek other means to develop services competitive with these companies, particularly if their services prove to be attractive in their respective target markets. There can be no assurances that there will be sufficient customer demand for services offered over the various networks we are deploying in the same markets to allow multiple operators, if any, to succeed. If this is the case, it may have a material adverse effect on our business.

We may experience difficulties in constructing, upgrading and maintaining the networks or businesses of our projects, which could adversely affect the satisfaction of their subscribers and customers and reduce our revenues.

Our business success depends on developing and providing services and products that give their subscribers and customers a high quality experience with unsurpassed reliability. Significant resources in constructing, maintaining, improving and operating the networks and/or businesses will be spent. Additionally, as the number of subscribers and customers using their networks and purchasing their products increase, the usage habits of their subscribers and customers change. As other network operators increase their service and product offerings, our operating companies, subsidiaries and joint venture partners may need to upgrade their networks and products to maintain or improve the quality of the services and products they provide to their subscribers and customers. If they do not successfully maintain or implement upgrades to their networks and product offerings, the quality of the services and products provided to their subscribers and customers may decline. If this occurs, it may have a material adverse effect on our business.

We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects, including the portions of our networks not within our control. The construction of the require permits and approvals from numerous governmental agencies. Such agencies often limit the expansion of transmission towers and other construction necessary for the successful deployment of wireless broadband networks and related businesses we are deploying and operating. Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects. In addition our operating companies, subsidiaries and joint venture partners typically will be required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide their services and products to their subscribers and customers. They may not be able to obtain, on terms acceptable to them or at all, the rights necessary to construct the networks and businesses we are deploying, expanding and operating.

We may face challenges in managing and operating the networks and businesses we are deploying and operating. These challenges include ensuring the availability of subscriber or customer equipment that is compatible with the networks being deployed and managing sales, advertising, customer support and billing and collection functions of the businesses, while providing reliable network services that meet subscribers’ or customers’ expectations. Our failure to meet subscriber or customer needs in any of these areas could adversely affect customer satisfaction, increase costs, decrease revenues and otherwise have a material adverse effect on our business and prospects for future business.

If our operating companies, subsidiaries and joint venture partners do not maintain rights to use licensed spectrum in their respective markets, they may be unable to operate in these markets, which could adversely affect our ability to execute our business strategies.

To offer wireless broadband and related services and products, our operating companies, subsidiaries and joint venture partners depend on their ability to acquire and maintain sufficient rights to use wireless broadband spectrum through ownership or long-term leases in each of the markets in which we operate or intend to operate. Obtaining the necessary amount of licensed wireless broadband spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of the resources of our operating companies, subsidiaries and joint venture partners. Each company may not be able to acquire, lease or maintain the wireless broadband spectrum necessary to execute their respective business strategies. In addition, it may be necessary to spend significant resources to acquire wireless broadband spectrum in additional or existing markets, even if the amount of wireless broadband spectrum actually acquired in certain markets is not adequate to deploy the networks on a commercial basis in all such markets.

Using licensed wireless broadband spectrum, whether owned or leased, poses additional risks to our operating companies, subsidiaries and joint venture partners, including, but not limited to, the following:

(i) Inability to satisfy build-out or service deployment requirements upon which some of the wireless broadband spectrum licenses or leases are, or may be, conditioned;

(ii) Adverse changes to regulations governing the wireless broadband spectrum rights;

(iii) Inability to use a portion of the wireless broadband spectrum each company has acquired or leased due to interference from licensed or unlicensed operators in each licensed wireless broadband area or in adjacent wireless broadband areas;

(iv) Refusal by the applicable licensing authorities to recognize each company’s acquisition or lease of wireless broadband spectrum licenses from others or investments in other license holders;

(v) Inability of our operating companies, subsidiaries and joint venture partners to offer new services or to expand existing services to take advantage of new capabilities of their respective networks resulting from advancements in technology due to regulations governing each company’s wireless broadband spectrum rights;

(vi) Inability to control leased wireless broadband spectrum, due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders or third parties;

(vii) Failure of applicable regulators to renew the wireless broadband licenses of our operating companies, subsidiaries and joint venture partners as they expire and their failure to obtain extensions or renewals of such spectrum leases before they expire;

(viii) Failure to obtain extensions or renewals of wireless broadband spectrum leases on acceptable terms, or an inability to renegotiate such leases on terms acceptable to us and before they expire;

(ix) Potentially significant increases in wireless broadband spectrum prices, because of increased competition for the limited supply of licensed wireless broadband spectrum in the countries where we operate; and

(x) Invalidation of authorization to use all or a significant portion of the wireless broadband spectrum licensed to our operating companies, subsidiaries and joint venture partners, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

In addition, other companies hold wireless broadband spectrum rights that could be made available for lease or sale in the countries where we operate. The availability of additional wireless broadband spectrum in the marketplace could change the market value of wireless broadband spectrum rights generally and, as a result, may adversely affect the value of the wireless broadband spectrum assets utilized by our operating companies, subsidiaries and joint venture partners. The availability of additional fiber in China or better fuel cells could also change the market value of fiber and fuel cells generally and, as a result, may adversely affect the value of the fiber owned by Sino Crossings and the fuel cells produced by VN Tech, both of which may be used by our wireless broadband networks.

Interruption or failure of information technology and communications systems of our operating companies, subsidiaries and joint venture partners could impair their ability to generate revenue or pay for our services and products.

Our operating companies, subsidiaries and joint venture partners may experience service interruptions or system failures in the future. Any service interruption that adversely affects their ability to operate their businesses could result in an immediate loss of revenues to us and them. If they experience frequent or persistent system or network failures, their respective reputations and brands could be permanently harmed. We may make significant capital expenditures in an effort to increase the reliability of their systems, but these capital expenditures may not achieve the results we expect. If this occurs, it may have a material adverse effect on our company.

The services and products provided to subscribers or customers of our operating companies, subsidiaries and joint venture partners depend on the continuing operation of their respective information technology and telecommunications systems, some of which are not within their control. Any damage to or failure of these systems could result in interruptions in the services they provide to their subscribers. Interruptions in their services could reduce their and our revenues and profits, and their respective brands could be damaged if people believe their networks are unreliable. The systems of our operating companies, subsidiaries and joint venture partners are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm such systems and similar events. Their systems are not fully redundant and their disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at their network centers could result in lengthy interruptions in service and adversely affect operating results. This could have a material adverse effect on our business.

Our operating companies, subsidiaries and joint venture partners could be subject to claims that they have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require them to pay damages and could limit their ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to the technologies or processes utilized by the networks and/or businesses of our operating companies, subsidiaries and joint venture partners, or that are necessary to permit them to deploy and operate their networks and/or businesses based on wireless broadband technology, or to offer additional services, such as voice over Internet protocol. Competitors may develop or patent such technologies or processes in the future that could adversely affect our operations and/or businesses. These persons may claim that the services and products of our operating companies, subsidiaries and joint venture partners infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of wireless broadband services and VoIP technology. These third parties may seek to enforce these patent rights against the operators of network providers utilizing such technologies. Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly. If any of these companies are found to be infringing the proprietary rights of a third party, it could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of the services and businesses of our operating subsidiaries and joint venture partners and could require us and them to expend significant resources to develop or acquire non-infringing intellectual property.

If data security measures are breached, the subscribers of our operating subsidiaries and joint venture partners may perceive their networks as not secure.

The network security of our operating companies, subsidiaries and joint venture partners, and the authentication of their subscriber credentials, is designed to protect unauthorized access to data on their networks. Because techniques used to obtain unauthorized access to, or to sabotage, networks change frequently and may not be recognized until launched against a target. Our operating companies, subsidiaries and joint venture partners may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome the security of their networks and obtain access to data on their networks, including on a device connected to their networks. In addition, unauthorized access or sabotage of their networks could result in damage to their networks and to the computers or other devices used by their subscribers. An actual or perceived breach of network security, regardless of who is ultimately held responsible, could harm public perception of the effectiveness of their security measures, adversely affect their ability to attract and retain subscribers, expose them to significant liability and adversely affect their business prospects. In turn, this could cause a material adverse effect on our business.

Unexpected network interruption caused by system failures may reduce user base and harm the reputation of our operating companies, subsidiaries and joint venture partners.

Reliable access, consistent speeds while connecting to the internet and the performance and reliability of the networks of our operating companies, subsidiaries and joint venture partners are critical to their ability to attract and retain users of their internet services. Any system failure or performance inadequacy that causes interruptions or delays in the availability of our services provided by our operating companies, subsidiaries and joint venture partners could reduce user satisfaction and traffic, which would reduce the internet service appeal to users of “high speed” internet access. As the number of users and traffic increase, our operating subsidiaries cannot ensure that they will be able to scale their systems proportionately. In addition, any system failures and electrical outages could materially and adversely impact their businesses. This alone or in combination with the other potential problems identified above could have a material adverse effect on our business.

The businesses of our operating companies, subsidiaries and joint venture partners will depend upon a strong brand, and if they do not maintain and enhance their brands, their ability to attract and retain subscribers may be impaired.

We believe that the brands of our operating companies, subsidiaries and joint venture partners are a critical part of their businesses. Maintaining and enhancing their brands may require them to make substantial investments, with no assurance that these investments will be successful. If they fail to promote and maintain their brands, or incur significant expenses to promote their brands and yet are unsuccessful in maintaining a strong brand, their businesses and prospects may be adversely affected. We anticipate that maintaining and enhancing their brands will become increasingly important, difficult and expensive. If they are unable to maintain a strong brand, it could have a material adverse effect on our business.

Our contractual arrangements with our operating companies, subsidiaries and joint venture partners will not be as effective in providing operational control that our ownership interests in such businesses were designed to have and may be difficult to enforce.

The government of China has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries in China. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, such as the internet, advertising, food production and heavy equipment manufacturers. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in China, or having famous brand names or well-established brand names.  Subject to the review requirements of the MIIT and other regulatory agencies in China for acquisitions of assets and companies in China, and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties, such as NGSN, Aerostrong, VN Tech and Sino Crossings. The agreements are designed to provide us with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations by China, there can be no assurance that the relevant government agency would not apply them to our contractual arrangements with NGSN, Aerostrong, VN Tech and Sino Crossings. If such an agency determines that such an application should have been made, consequences may include levying fines, revoking business and other licenses, such as for wireless broadband services, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired businesses. Our businesses and control arrangements with NGSN, Aerostrong, VN Tech and Sino Crossings that are set forth in our agreements with them may not be followed by them and may not be held enforceable by a court of law or in an arbitration proceeding in China.  In essence, we may have difficulty enforcing our NGSN, Aerostrong, VN Tech and Sino Crossings ownership and control rights. Therefore, our agreements with NGSN, Aerostrong, VN Tech and Sino Crossings may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.

In addition, if any of our operating companies, subsidiaries and joint venture partners fail to perform their obligations under our agreements with them, we may have to incur substantial costs and expend substantial resources to enforce such agreements and rely on legal remedies under the laws of the countries in which our operating companies, subsidiaries and joint venture partners operate, including seeking specific performance or injunctive relief and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition of our interest in our agreements with our operating subsidiaries and joint venture partners. In the event we are unable to enforce these agreements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over our target businesses.

The contractual arrangements we enter into with our operating companies, subsidiaries and joint venture partners may be subject to a high level of scrutiny by the tax authorities in the countries in which those companies operate.

Under the laws of the countries in which our operating subsidiaries and joint venture partners operate, arrangements and transactions among related parties may be subject to audit or challenge by the tax authorities in these countries. If any of the transactions we enter into with our operating companies, subsidiaries and joint venture partners are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under the laws of these countries, the tax authorities have the authority to disallow any tax savings, adjust the profits and losses of us and/or our operating subsidiaries and joint venture partners, and assess late payment interest and penalties. A finding by the tax authorities in these countries that we and/or our operating companies, subsidiaries and joint venture partners are ineligible for any such tax savings, or that we are not eligible for tax exemptions, would substantially increase our possible future taxes to be paid in these countries.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in countries where our projects and their assets are located based on U.S. judgments against us and each of our and their respective operating companies, subsidiaries and joint venture partners and their respective executive officers, directors, shareholders and other related individuals or entities.

Substantially all our asset and personnel are located outside of the United States. In addition, many of the joint ventures and subsidiaries through which each project is operated have additional intermediate holding or subsidiary companies in the Cayman Islands, Seychelles, Cyprus, Hong Kong or other jurisdictions. As a result, it may not be possible for investors in the United States to effect service of process within the United States or elsewhere outside the particular country where an asset, operating company, subsidiary or joint venture partner is located or operates, or their representative representatives are in order to secure jurisdiction over our operating companies, subsidiaries and joint venture partners or their respective, officers, directors, shareholders and other related individuals or entities, including with respect to matters arising under United States federal or state securities laws. Countries where our projects operate or their assets are located may not have treaties providing for reciprocal recognition and enforcement of judgments of courts with the United States or many other countries. As a result, recognition and enforcement in those countries of these judgments in relation to any matter, including United States securities laws, may be difficult or impossible. Furthermore, the right to assert an original action in against our assets, subsidiaries, officers, directors, shareholders and related individuals and entities may be subject to restrictions under the laws of those countries.

Any revenues from our investment in our operating companies, subsidiaries and joint venture partners will be denominated in foreign currency and subject to currency fluctuations.

The change in value of the foreign currency against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in the political and economic conditions in the countries in which our operating companies, subsidiaries and joint venture partners operate. Any significant revaluation of the currencies may have a material adverse effect on our revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive into Nuevo Soles for operations in Peru, appreciation of the Nuevo Soles against the U.S. dollar would reduce the Nuevo Soles amount we receive from the conversion. Conversely, if we decide to convert Nuevo Soles into U.S. dollars, appreciation of the U.S. dollar against the Nuevo Soles would reduce the U.S. dollar amount available to us. Fluctuation in exchange rates between foreign currencies and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar. This could result in a material adverse effect on our business.

There is a risk that the Company may not be able to meet its financial obligations under agreements with our operating companies, subsidiaries and joint venture partners, resulting in a loss of the business opportunity represented by these acquisitions and joint ventures.

Any material default by the Company in connection with its obligations under each of the agreements with our operating companies, subsidiaries and joint venture partners may be a basis to forfeit or lose our equity or for a joint venture partner to terminate our joint venture agreement. Termination of any of these relationships could have a materially adverse effect on our business.

Heightened enforcement of the environmental laws and regulations of the countries in which our operating companies, subsidiaries and joint venture partners operate may result in higher costs of compliance with these laws and regulations and costs of raw materials.

The businesses of our operating companies, subsidiaries and joint venture partners and their properties are subject to the environmental laws and regulations of the countries in which our operating companies, subsidiaries and joint venture partners operate relating to the protection of the environment, natural resources and worker health and safety and controlling the use, management, storage, and disposal of hazardous substances, wastes and other regulated materials. Because our operating companies, subsidiaries and joint venture partners lease, own and/or operate real property, various environmental laws also may impose liability on them for the costs of cleaning up and responding to hazardous substances that may have been released on the properties they utilize, including releases unknown to any of them. These environmental laws and regulations also could require us or these companies to pay for excessive discharge fees and take remedial actions. The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our business and have a material adverse effect on our business.

In addition, our raw material costs and costs of goods have been rising, and may continue to rise, due to suppliers being subject to increasing enforcement of these environmental laws and regulations. This could also adversely affect our profitability by increasing the cost of our operating subsidiaries and joint venture partners to comply with these laws. Depending on the unanticipated costs, this could result in a material adverse effect on business.

Risk Factors Related To Doing Business in China

If the Chinese government finds that our agreements do not comply with Chinese governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in their operations.

Laws and regulations in China currently prohibit or restrict foreign ownership in certain important industries, including telecommunications, advertising, food production and heavy equipment. There are uncertainties under China laws and regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. For example, China may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in important industries that may affect the national economic security or those in China having famous Chinese brand names or well established Chinese brand names.

If we or any of our potential future operating companies, subsidiaries or joint venture partners, or their respective affiliated entities, are found to be in violation of any existing or future Chinese laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant Chinese regulatory authorities might have the discretion to, among other things, do the following:

(i) Revoke the business and operating licenses of NGSN, Aerostrong, VN Tech; and Sino Crossings;

(ii) Confiscate relevant income and impose fines and other penalties;

(iii) Discontinue or restrict existing or possible future operations in China by NGSN, Aerostrong, VN Tech and Sino Crossings;

(iv) Require us and/or NGSN, Aerostrong, VN Tech Sino Crossings to restructure the relevant ownership structure or operations; and

(v) Impose conditions or requirements with which we or NGSN, Aerostrong, VN Tech and Sino Crossings may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct business in China. In addition, the relevant PRC regulatory authorities may impose further penalties. Any of these consequences could have a material and adverse effect on our business.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures and are subject to fluctuating interpretations, which have changed over time. We cannot be certain how the regulations will be applied to our businesses, either currently or in the future. Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties resulting in a material and adverse effect on our ability to conduct our business.

The operations and facilities of NGSN, Aerostrong, VN Tech and Sino Crossings in China are subject to extensive regulation, which may subject them to high compliance costs and expose them to penalties for non-compliance. In addition, they may not be able to obtain required regulatory approvals for their products and services in a cost-effective manner or at all, which could prevent them from successfully developing and marketing their products and services.

Providing and marketing the products and services of NGSN, Aerostrong, VN Tech and Sino Crossings are subject to extensive regulation and review by governmental authorities in China. The Chinese laws and regulations applicable to wireless broadband services are wide-ranging and govern, among other things, every aspect of such services. Any failure to obtain regulatory approvals or clearances or to renew licenses for its products and services could prevent NGSN, Aerostrong, VN Tech and Sino Crossing from successfully marketing their products and services and result in a material and adverse effect on our ability to conduct our businesses in China.

The Company, NGSN, Aerostrong, VN Tech and Sino Crossings could be subject to civil liabilities, if we and they fail to comply with applicable laws and regulatory requirements.

Because the Company, NGSN, Aerostrong, VN Tech and Sino Crossings are subject to extensive regulations in China, we and they are subject to the risk that regulations could change in a way that would expose us and them to additional costs, penalties or liabilities. If additional regulatory requirements are implemented in China, the cost of developing or selling their services and/or products may increase, as may the costs to us of fulfilling our obligations under the agreements with NGSN, Aerostrong, VN Tech and Sino Crossings.

Adverse changes in political and economic policies of the governments in China could have a material adverse effect on the overall economic growth of China, which could reduce the demand for the products and services offered by NGSN VN Tech, Aerostrong, and Sino Crossings and adversely affect their competitive positions in the marketplace and adversely affect our businesses in China.

All of the businesses of NGSN, VN Tech and Sino Crossings are conducted in China. A substantial amount of our sales relating to wireless broadband services are in China. All of our sales of fiber use will be made in China. Accordingly, both our and their businesses, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in China. However, the Chinese economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

(i) The amount of government involvement;

(ii) The level of development;

(iii) The growth rate;

(iv) The control of foreign exchange; and

(v) The allocation of resources.

While China’s economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on NGSN, Aerostrong, VN Tech and Sino Crossings, and therefore on us. For example, our growth and expenses may be adversely affected by government control over the distribution of wireless broadband access services in China.

The economy in China has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, the Chinese government still owns a substantial portion of the productive assets in China.  The continued control of these assets and other aspects of the national economy by the Chinese government could adversely affect our business and the businesses of NGSN, Aerostrong, VN Tech and Sino Crossings.  The Chinese government also exercises significant control over economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth and the level of internet connectivity spending in China, which in turn could lead to a reduction in demand for the products and services provided by NGSN, Aerostrong, VN Tech and Sino Crossings and adversely affect our business operations. In turn, this could have a material adverse effect on our business.

The Chinese government could change its policies toward, or even nationalize, private enterprises, which could reduce or eliminate our ownership interests in our businesses located in China.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time and without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports and sources of supply could result in a material adverse effect on our business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China.

As a result of merger and acquisition regulations relating to acquisitions of assets and equity interests of Chinese companies by foreign entities, we expect that acquisitions will take longer and be subject to economic scrutiny by the Chinese governmental authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our shareholders or sufficiently protect our shareholder’s interests in a transaction.

On August 8, 2006, six Chinese regulatory agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Committee (“CSRC”), and the Chinese State Administration of Foreign Exchange(“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 (“M&A Rules”). These comprehensive rules govern the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside China.

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of Chinese enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC and the CSRC. The M&A Rules establish, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a Chinese domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. This could affect our ability to expand our businesses or maintain our market share in China.

Depending on the structure of the transaction, these regulations will require our Chinese partners to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or more of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, introducing aspects of economic and substantive analysis of the target business and the acquirer, and the terms of the transaction by MOFCOM and other governing agencies, as well as an evaluation of compliance with legal requirements. The application process for approval now includes submissions of an appraisal report, an evaluation report and the acquisition agreement, depending on the structure of the transaction. An employee settlement plan for the target company is also to be included in the application.

The M&A Rules also prohibit a transaction at an acquisition price lower than the appraised value of the Chinese business or assets. The regulations require that, in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (“FIE”) in order to take advantage of certain benefits, including reduced taxation in China, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-

acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders' interests in an acquisition of a Chinese business or its assets.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for our Chinese partners and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in China may not be able to be completed, because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Since assets and operating subsidiaries are located in China, any distribution of dividends or proceeds from liquidation are subject to the approval of the relevant Chinese governmental agencies. We are not likely to declare dividends in the near future.

Because a substantial portion of our assets are located inside China, we will be subject to the laws and regulations of China in determining dividends. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Under current Chinese tax regulations, dividends paid to are subject to a ten percent Chinese tax. In the future, tax authorities in China could amend or interpret the regulations in a manner that would materially and adversely affect our ability and that of our joint venture partners or subsidiaries to pay dividends and other distributions to us. There is also the possibility that other regulatory interpretations by Chinese authorities could prohibit NGSN, Aerostrong, VN Tech and Sino Crossings from recording revenues that could impact us in consolidating their financial statements in order to comply with SEC reporting obligations.

In addition, Chinese legal restrictions permit payment of dividends only out of net income, as determined in accordance with Chinese accounting standards and regulations. If NGSN, Aerostrong, VN Tech or Sino Crossings or any of their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to NGSN, Aerostrong, VN Tech or Sino Crossings, which in turn would limit their ability to pay dividends on their common stock.

The Chinese government may nationalize certain businesses or otherwise alter its policy with respect to foreign investment in China in a way that would prohibit or greatly hinder the Company’s ability to do business in China.

While the Chinese government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China’s policy with respect to investment from non-Chinese businesses. The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke wireless broadband licenses, permits and authorizations granted by China or other regulatory authority that we are dependent on, or otherwise alter the Company’s revenue sharing model. While we do not believe that the foregoing is likely in the near future, no assurance can be made that such events will not occur, all of which would adversely affect the Company.

Uncertainties with respect to Chinese legal system could have a material adverse effect on our businesses in China and on the Company.

The Chinese legal system is a civil law system based on written statutes. Unlike in the common law system in the United States, prior court decisions may be cited for reference, but have limited precedential value. Since 1979, China’s legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. We are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. However, since these laws and regulations are relatively new and Chinese legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform or consistent. Enforcement of these laws, regulations and rules involve uncertainties that may limit legal protections available to us. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since the Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy than in more developed legal systems.

These uncertainties may impede our ability to enforce our agreements and any other contracts that we may enter into in order to successfully deploy and operate the NGSN, Aerostrong VN Tech Sino Crossings networks and related businesses. Furthermore, intellectual property rights and confidentiality protections in China are not as effective as in the United States or other developed countries. Accordingly, we cannot predict the effect of future developments in Chinese legal system, particularly with regard to the internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of these laws, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention. Thus, the Chinese legal system could have a material adverse effect on our business.

Any revenues from our investment in NGSN, Aerostrong, VN Tech and Sino Crossings will be denominated in RMB and subject to currency fluctuations and currency exchange controls.

The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. International pressure on the Chinese government could result in a more significant fluctuation of the RMB against the U.S. dollar. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive into RMB for operations in China, appreciation of the RMB against the U.S. dollar would reduce the RMB amount we receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would reduce the U.S. dollar amount available to us. Fluctuation in exchange rates between RMB and the U.S. dollar would also have a significant effect upon our reported results, since our reporting currency is the U.S. dollar. In addition, since China imposes controls over foreign currency exchange, we may encounter difficulty when remitting the revenues generated from our investment in NGSN, Aerostrong, VN Tech and Sino Crossings for various reasons, such as the change of foreign exchange policy by the Chinese government.

Regulations relating to offshore investment activities by Chinese residents may limit our ability to pay dividends to us and our ability to increase our investment in NGSN, Aerostrong, VN Tech and Sino Crossings.

In October 2005, SAFE issued a circular entitled “Circular on several issues concerning foreign exchange regulation of corporate finance and round-trip investments by PRC residents through special purpose companies incorporated overseas,” or Circular No. 75. Circular No. 75 states that if residents of China use assets or equity interests in their Chinese entities as capital contributions to establish offshore companies or inject assets or equity interests of their Chinese entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies and must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. In May 2008, SAFE issued relevant guidance to its local branches with respect to the operational process for Circular No. 75, which standardized more specific and stringent supervision on the registration according to Circular No. 75. The new guidance requires any Chinese resident holding shares or options in a special purpose company to register with local SAFE and imposes obligations on onshore subsidiaries of the special purpose company to coordinate and use such registration. Failure of our operating companies, subsidiaries and joint venture partners in China to comply with relevant requirements under Circular No. 75 could subject us to fines or sanctions that the PRC government imposes, including restrictions on our ability to pay dividends to us and our ability to increase our investment in NGSN, Aerostrong, VN Tech and Sino Crossings.

Risk Factors Related To the Company’s Stock

The Company’s Series A Common Stock is currently listed on the OTC Link™ quotation platform of OTC Markets Group, Inc. The Company cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of Series A Shares may be required to retain their Shares for an indefinite period of time.

The OTC Link™ quotation system provides significantly less liquidity than national stock exchanges. Quotes for stocks included on the OTC Link™ quotation system are not listed in the financial sections of newspapers, as are those for the national stock exchanges. Therefore, prices for securities traded solely on the OTC Link™ quotation system may be difficult to obtain, and holders of our Series A Shares may be unable to resell their Shares at or near their original acquisition price or at any price. Market prices for our Shares will be influenced by a number of factors, including, but not limited to:

(i) The issuance of new Shares pursuant to future offering;

(ii) Changes in interest rates;

(iii) New services or significant contracts and acquisitions;

(iv) Variations in quarterly operating results;

(v) Change in financial estimates by securities analysts;

(vi) The depth and liquidity of the market for the Shares;

(vii) Investor perceptions of us and of investments based in the countries where our projects operate and the project companies generally; and

(viii) General economic and other national and international conditions.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability and liquidity that will impair investors’ ability to sell our Series A Common Stock.

The Company’s Series A Common Stock is a “penny stock.”  The SEC imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the applicable SEC Rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000, or that, when combined with a spouse’s income, exceeds $300,000. For transactions covered by the Rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. This effectively discourages broker-dealers from executing trades in penny stocks. Consequently, the Rule will affect the ability of our shareholders to sell their Shares because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of Rules to regulate “penny stocks". Such Rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because the Company’s Series A Common Stock constitutes “penny stock” within the meaning of the Rules, the Rules would apply to us and to our Series A Shares. The Rules will further affect the ability of owners of our Shares to sell their Shares in any market that might develop for them, because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include, but are not limited to:

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

Our management is aware of these abuses that have occurred historically in the penny stock market. Although we are in no position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our Shares.

The Company has no plans to pay dividends in the foreseeable future, and investors may not expect a dividend as a return of or on any investment in the Company.

The Company has not paid dividends on its Series A Shares and does not anticipate paying such dividends in the foreseeable future.

Our investors may suffer future dilution due to issuances of Shares for various reasons in the future.

There may be substantial dilution to the Company’s shareholders as a result of future decisions of our Board of Directors to issue Shares without shareholder approval for cash transactions, services rendered, acquisitions payment of debt and other permissible reasons. The Company can give investors no assurance that they will be able to sell their Shares at or near the prices they ask or at all if they need money or otherwise desire to liquidate their Shares.

The price of the Company’s Series A Common Stock is volatile, which substantially increases the risk that our investors may not be able to sell their Shares at or above the price that the investors may have paid for our Shares.

Because of the price volatility the Company has observed since its inception, investors in our Shares may not be able to sell their Shares when they desire to do so at a price the investors desire to attain. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our Shares may suffer greater declines due to the historical price volatility of our Shares. Certain factors, some of which are beyond our control, that may cause our Share price to fluctuate significantly include, but are not limited to, the following:

(i) Variations in our quarterly operating results;

(ii) Loss of a key relationship or failure to complete significant transactions;

(iii) Additions or departures of key personnel; and

(iv) Fluctuations in the stock market price and volume.

In addition, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our Share price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a material adverse effect on the Company and the trading price of our Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently occupy space pursuant to a four year lease effective June 15, 2012 15 at 5950 La Place Court, Carlsbad, California 92008. These facilities consist of 6,200 square feet. Monthly lease payments are $9,300, subject to concessions and annual adjustments. Gulfstream Seychelles, one of our subsidiaries currently occupies office space pursuant to a thirty-eight month lease commencing on August 1, 2011. Monthly lease payments are approximately $9,150.

VelaTel Peru, our 95% subsidiary, currently occupies space at Avenida Camino Real 493, San Isidro, Lima, Peru. The lease commenced in March, 2011. These facilities consist of approximately 1,600 square feet. Monthly lease payments are $1,000. Additionally, the Company has retail stores in 5 provincial cities with monthly lease payments totaling approximately $1,250. There are also site leases that house equipment and antennae with monthly lease payments totaling approximately $ 8,650.

Zapna, our 75% owned subsidiary, currently occupies office space at Smedeholm 13 B Herlev, Denmark, the monthly lease payments are approximately $1,150.

Novi-Net, our 75% owned subsidiary, currently occupies office space at Merhatovec 5, 40314 Selnica in the Republic of Croatia. The monthly lease payments are approximately $3,400. In addition, the site lease for the facility that houses equipment and an antennae has a monthly lease payments totaling approximately $580.

Montenegro Connect, our 75% subsidiary, occupies office space at Dzordza Vaslingtona 65, Podgorica, Montenegro with monthly lease payments of approximately $4,700.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

The Company is subject to the following legal proceedings that arise in the ordinary course of its business.

The Fischer Litigation

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) against the Company in the Central District of California of the United States District Court, identified as Case No. CV09-3682 VBF. The complaint alleged a claim for breach of contract relating to the Company’s default of a Convertible Note in favor of Fischer. The complaint requested damages in the amount of $1,000,000 plus interest, court costs and attorneys’ fees. The Company settled this case for $960,000. Through the date of this Report, the Company has paid $560,000 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so.

The Gomez Litigation

On July 17, 2009, a complaint was filed by Edgar Pereda Gomez (“Gomez”) against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2009-00094247-CU-BC-CTL. The complaint alleged a claim for breach of contract relating to the Company’s default of a Convertible Note in favor of Gomez. The complaint requested damages in the amount of $525,000 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $684,000. Through the date of this Report, the Company has paid approximately $455,950 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so.

The Olaechea Litigation

On December 13, 2010, a complaint was filed by Estudio Olaechea SOC. Civil DE R.L. (“Olaechea”) against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2010-00105897. The complaint alleged a breach of contract arising from the Company’s default under a promissory note in favor of Olaechea in the amount of approximately $149, 500. The complaint requested damages in the amount of approximately $149,500 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $188,500. The Company has paid $47,500 of the settlement. The Company intends to complete the settlement when sufficient funds are available to do so.

The Chinacomm Litigation

On November 18, 2011, the Company, along with TCP (“Plaintiffs”), filed a complaint against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (collectively, “Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“Chinacomm Litigation”). The complaint was later amended to add Feng Xiao Ming as a defendant.

The Chinacomm Litigation arises out of the breach of numerous agreements between Plaintiffs and some Defendants, including, but not limited to, the Framework Agreement and the Subscription and Shareholders Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network. In addition, the Chinacomm Litigation arises out of the deceitful representations by certain Defendants in connection with the issuance of licenses by certain regulatory agencies in China for the operation of the Chinacomm Network. Finally, the Chinacomm Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Cayman has with Standard Chartered Bank (HK) Limited (“Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Cayman and into which Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief to prevent Defendants from utilizing or dissipating the deposited funds pending the trial of the action and compensatory damages in excess of $1 million plus interest and court costs. Injunction orders have been issued and remain in place prohibiting Defendants from utilizing or dissipating the deposited funds.

The Sino Crossings Arbitration

On July 13, 2012, Azur served a notice of arbitration against the Company. On July 31, 2012, Azur filed the Notice of Arbitration with the Hong Kong International Arbitration Centre, the agreed forum for dispute resolution under the Sino Crossings Agreements. The Notice of Arbitration alleged that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, Azur demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties, including YYNT, the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters.

The Ace Litigation

On January 15, 2013, a complaint was filed by Ace American Insurance Company (“Ace”) against the Company in in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2013-00029913. The complaint alleged breach of contract for the Company’s failure to pay $37,603 as premium due on a commercial general liability insurance policy in force from March 30, 2012 through May 30, 2012, plus interest. The Company is in discussion with Ace to confirm the terms of the insurance policy and the amount allegedly due.

The Westmoore Receiver Litigation

On March 22, 2013, David Gill (“Plaintiff”), in his capacity as Court-Appointed Receiver for Westmoore Management, LLC, Westmoore Investment, LP, Westmoore Capital Management, Inc., Westmoore Securities, Inc., Westmoore Capital, LLC, Westmoore Lending Opportunity Fund and Westmoore Holdings, Inc. (collectively, the “Westmoore Entities”), et al. filed a First Amended Complaint against Active Resources, Inc., Ceralta Medical Institute, Inc., Sam J. Arrietta, Michael Wall, Hodgson Russ, LLP, Mobile Truss, Inc., Trussnet Delaware, Trussnet Nevada, the Company, Capital Truss, Inc., George Alvarez, Changestar Corporation, Primetech Consulting, Inc., Servimax Financial, Inc., Servimax Financial, LLC, Waters Winery, LLC, The Tippet Fund, LP, TSB Company, Inc., Craig Brod, Factory MX Parts, LLC, Maplewood Solutions, LLC, Jason D. Huntley, Fix N Flex, LLC, Christine Hasir, Lighthorse Ventures, LLC, Paul Bickford, Linas Kleiza, Nita Criswell, Scott Leventhal, Sugarman Family Partners L.P., and Quartz Rock, LLC. The First Amended Complaint was filed in the Central District of California of the United States District Court, identified as Case No. SACV-12-02236 AG. The complaint arises out of an alleged “Ponzi scheme” by the Westmoore Entities pursuant to which the Westmoore Entities transferred funds to one or more of the defendants while the Westmoore Entities were insolvent. The First Amended Complaint seeks damages in an undisclosed amount, injunctive relief and foreclosure of a real estate lien related to Active Resources, Inc. Plaintiff is in the process of serving the First Amended Complaint on the defendants, including the Company and George Alvarez. The Company is in discussions with Plaintiff to resolve the case against the Company and Mr. Alvarez by providing Plaintiff with documents that demonstrate his alleged claims against the Company and Mr. Alvarez are baseless.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Reserved.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until February 23, 2011, our Series A Common Stock was quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol CHTL. Commencing February 23, 2011, our Series A Common Stock has been quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. (“OTC Market Group”) under the symbol CHTL.QB and following our name change under the symbol VELA.QB.

The reported high and low sales price information for our Shares as reported on the OTCBB and the OTC Market Group are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Transactions prior to the 100:1 reverse stock split on July 24, 2012 are presented with the post reverse price.

Fiscal Quarter	High 2012	Low 2012	High 2011	Low 2011
First Quarter	$10.50	$1.34	$0.19	$0.17
Second Quarter	$3.44	$0.99	$0.13	$0.10
Third Quarter	$1.12	$0.01	$0.12	$0.11
Fourth Quarter	$0.25	$0.02	$0.08	$0.06

On May 16, 2013, the last sale price of our Shares as reported on the OTC Market Group was $0.02 per Share.

As of December 31, 2012, we had issued and outstanding $445,125 of promissory notes, as amended (if applicable) that are convertible into an aggregate amount of up to 3,753,201 Series A Shares based upon the price per Share as of December 31, 2012.

As of December 31, 2012, we had issued 113,796,312 warrants to Isaac pursuant to the Second A&R Isaac SPA that equates to 1,137,963 warrants as a result of our reverse stock split competed on July 10, 2012.

As of the date of this Report, there are approximately 7,500 record shareholders of our Series A Shares and 46 record shareholders of our Series B Shares. There are approximately 7,546 beneficial shareholders of our Common Stock.

We have not paid any dividends on our Common Stock, and we do not anticipate that we will pay any such dividends in the foreseeable future.

Equity Compensation Plan Information

On May 10, 2011, the Company adopted our 2011 Stock Option and Incentive Plan (“2011 SOP Plan”). The 2011 SOP Plan superseded and replaced entirely the 2008 SOP Plan discussed above. It is administered by our Board of Directors or a committee appointed by the Board, (“collectively, “Committee”). Eligible recipients under the 2011 SOP Plan are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

On July 15, 2011 the Company issued 375,000 options to purchase Shares at an exercise price of $0.13 per Share. The following is a summary of the 2011 SOP Plan activity

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	375,000	$13.00	9.55	$–

Exercisable, December 31, 2011	375,000	$13.00	9.55	$–

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	139%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2011:

Number of Options	Exercise Price

375,000	$13.00
375,000

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

Sales of Unregistered Securities

Stock Issuance from January 1, 2012 through the date of this Report

On January 4, 2012, the Company issued 72,623 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Agreement for Professional Services, which resulted in a reduction of $726,234 in accounts payable of the Company.

On January 10, 2012, the Company issued 75,688 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Agreement for Professional Services, which resulted in a reduction of $756,888 in accounts payable of the Company.

On January 11, 2012, the Company issued 8,163 Shares to Joaquin De Teresa pursuant to a settlement agreement related to the payment of a Convertible Note Purchase Agreement, which resulted in a reduction of $77,062 in debt of the Company.

On February 2, 2012, the Company issued 74,050 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Agreement for Professional Services, which resulted in a reduction of $740,504 in accounts payable of the Company.

On February 10, 2012, the Company issued 11,538 Shares to Larry Horwitz for professional services rendered, which resulted in a reduction of $60,000 in accounts payable of the Company.

On February 10, 2012, the Company issued 8,790 Shares to Mark Fields for professional services rendered, which resulted in a reduction of $45,708 in accounts payable of the Company.

On February 17, 2012, the Company issued 40,551 Shares to Domenico DiGianvito Butler (“Butler”) for professional services rendered to VelaTel Peru pursuant to an agreement for construction services between the VelaTel Peru and Butler, which resulted in a reduction of $162,207 in accounts payable of the Company.

On February 23, 2012, the Company issued 269,385 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Agreement for Professional Services, which resulted in a reduction of $2,693,851 in accounts payable of the Company.

On March 2, 2012, the Company issued 63,489 Shares to Mario Navarro for loans Navarro made to VelaTel Peru, pursuant to the a settlement agreement between VelaTel Peru, the Company and Mr. Navarro, which resulted in a reduction of $353,638 in accounts payable of the Company.

On March 21, 2012, the Company issued 8,163 Shares to Joaquin De Teresa pursuant to a settlement agreement related to the payment of a Convertible Note Purchase Agreement, which resulted in a reduction of $77,062 in debt of the Company.

On April 27, 2012, the Company issued Shares to the persons and entities and for the purposes described as follows: (i)

30,214 Shares to ChangeWave, Inc., dba NBT Communications (“NBT”), in full payment of the unpaid balance for services rendered to the Company pursuant to a consulting agreement between the Company and NBT, which resulted in reduction of $67,679 in accounts payable of the Company; (ii) 66,667 Shares to Alhamd Holding Company as consideration for the Company’s acquisition of 75% of the capital stock of Zapna that was completed on April 3, 2012; (iii) 100,000 Shares to Lou Hongye as consideration for the Company’s acquisition of 75% of the capital stock of VN Tech that was completed on April 22, 2012; and (iv) 336,932 Shares and 336,932 warrants to Isaac in payment of a promissory note due April 30, 2012, which resulted in reduction of $500,000 in debt of the Company.

On May 15, 2012, the Company issued 16,781 Shares to Butler for professional services rendered to the VelaTel Peru pursuant to an agreement for construction services between the VelaTel Peru and Butler, which resulted in a reduction of $34,065 in accounts payable of the Company.

On June 13, 2012, the Company issued 606,124 Shares and 606,124 warrants to Isaac in payment of a promissory note, which resulted in a principle reduction of $500,000 and payment of accrued interest of $15,205.

On June 27, 2012, the Company issued 149,529 Shares to Butler for professional services rendered to the VelaTel Peru pursuant to an agreement for construction services between the VelaTel Peru and Butler, which resulted in a reduction of $171,958 in accounts payable of the Company.

On June 29, 2012, the Company issued 34,783 Shares to Kimberly Brown for professional services rendered, which resulted in a reduction of $60,000 in accounts payable of the Company.

On July 5, 2012, the Company issued 1,170,000 Shares pursuant to and as partial fulfillment of a court approved settlement of a lawsuit brought by Ironridge Global as assignee of certain trade creditors. As a result of the settlement, the Company was relieved of liability for $1,367,693 of accounts payable and the Company incurred brokerage and legal expenses of $95,300.

On August 8, 2012, the Company issued 531,085 Shares and 531,085 warrants to America Orient, LLC (“AO”) in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.13 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and payment of accrued interest of $4,877.

On September 13, 2012, the Company issued 2,225,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On September 13, 2012, the Company issued 1,153,961 Shares and 1,153,961 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0276 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $5,000 in notes payable of the Company and payment of accrued interest of $26,849.33.

On September 13, 2012, the Company issued 926,309 Shares and 926,309 warrants to AO in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0299 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of accrued interest of $2,756.44.

On September 18, 2012, the Company issued 2,097,848 Shares and 2,097,848 warrants to Shaw, as an assignee of Weal, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.0238 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On September 18, 2012, the Company issued 2,097,848 Shares and 2,097,848 warrants to Steve O. Smith (“Smith”), as an assignee of Weal, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.0238 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On September 18, 2012, the Company issued 2,097,848 Shares and 2,097,848 warrants to Ann Stowell (“Stowell”), as an assignee of Weal, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.0238 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On September 24, 2012, the Company issued 1,062,802 Shares and 1,062,802 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0276 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $22,000 in notes payable of the Company and payment of accrued interest of $0.

On October 4, 2012, the Company issued 4,800,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On October 4, 2012, the Company issued 714,286 Shares to Frost & Sullivan in full payment for professional services rendered to the Company pursuant to an independent contractor agreement for investor and public relations services between the Company and Frost & Sullivan. This sale of Shares resulted in a reduction of $15,000 in accounts payable of the Company.

On October 22, 2012, the Company issued 5,331,505 Shares and 5,331,505 warrants to Weal in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.01708 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $91,062.10 in notes payable of the Company and payment of $0 of accrued interest.

On October 22, 2012, the Company issued 2,883,669 Shares and 2,883,669 warrants to McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.01708 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $49,253.06 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,036,437 Shares and 3,036,437 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0247 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $75,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 5,243,446 Shares and 5,243,446 warrants to AO, as an assignee of Isaac, in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0267and an exercise term of three years. This sale of Shares resulted in a principal reduction of $140,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,475,843 Shares and 3,475,843 warrants to McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.02877 and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $100,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,302,051 Shares and 3,302,051 warrants to Ryan Alvarez, as an assignee of Weal, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.02877 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $95,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 8, 2012, the Company issued 10,000,000 shares of its Series B Common Stock to Colin Tay as compensation that will equal $10,000 upon mandatory redemption of the Series B Common Stock in 2023.

On November 14, 2012, the Company issued 2,800,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On November 14, 2012, the Company issued 941,915 Shares and 941,915 warrants to McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.03185 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 21, 2012, the Company issued 2,129,520 Shares and 2,129,520 warrants to the Kenneth Hobbs’ (“Hobbs”) IRA in payment of a promissory note in the amount of $48,421.05. Each warrant has an exercise price of $0.02442 an exercise term of three years. This sale of Shares resulted in a principal reduction of $48,421.05 and $3,581.84 of accrued interest.

On November 21, 2012, the Company issued 1,526,792 Shares and 1,526,792 warrants to Hobbs in payment of accrued compensation owed to Hobbs as an independent contractor. Each warrant has an exercise price of $0.03053 and an exercise term of three years. This sale resulted in a reduction of $46,612.95 in accounts payable of the Company.

On November 21, 2012, the Company issued 4,392,411 Shares and 4,392,411 warrants to Carlos Trujillo (“Trujillo”) in payment of accrued compensation owed to Trujillo as an independent contractor. Each warrant has an exercise price of $0.03053, and has an exercise term of three years. This sale resulted in a reduction of $134,100.30 in accounts payable of the Company.

On November 21, 2012, the Company issued 4,570,651 Shares and 4,570,651 warrants to Isidoro Gutierrez (“Gutierrez”) in payment of accrued compensation owed to Gutierrez as an independent contractor. Each warrant has an exercise price of $0.03053 and an exercise term of three years. This sale resulted in a reduction of $139,541.97 in accounts payable of the Company.

On November 21, 2012, the Company issued 2,047,502 Shares and 2,047,502 warrants to Nathan Alvarez, as a partial assignee of Weal in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor of Weal. Each warrant has an exercise price of $0.02442 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 29, 2012, the Company issued 2,147,766 Shares and 2,147,766 warrants to James Shaw (“Shaw”), as a partial assignee of Weal in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor of Weal. Each warrant has an exercise price of $0.02328 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 29, 2012, the Company issued 2,147,766 Shares and 2,147,766 warrants to Nathan Alvarez, as a partial assignee of Weal in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor of Weal. Each warrant has an exercise price of $0.02328 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 29, 2012, the Company issued 1,718,213 Shares to Kenneth L. Waggoner (“Waggoner”) in payment of accrued compensation owed to Waggoner as an independent contractor. This sale of Shares resulted in a reduction of $50,000 in accounts payable of the Company.

On December 12, 2012, the Company issued 2,600,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On December 14, 2012, the Company issued 1,497,696 Shares and 1,497,696 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0434 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $65,000 in notes payable of the Company and payment of $0 of accrued interest.

On December 18, 2012, the Company issued 3,328,082 Shares to Asher Enterprises, Inc. (“Asher”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $125,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 3,328,082 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.04507 and an exercise term of three years.

On January 4, 2013, the Company issued 578,501 Shares to Continental Equities, LLC (“Continental”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 578,501 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0570 and an exercise term of three years.

On January 11, 2013, the Company issued 1,540,832 Shares and 1,540,832 warrants to Shaw in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor of Weal and partially assigned to Shaw. Each warrant has an exercise price of $0.0649 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $100,000 in notes payable of the Company and payment of $0 of accrued interest.

On January 11, 2013, the Company issued 1,304,859 Shares to Smith in payment of accrued compensation owed to Smith as an independent contractor. This sale of Shares resulted in a reduction of $97,734 in accounts payable of the Company.

On January 11, 2013, the Company issued 501,519 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 501,519 warrants to AO in connection with this issuance. Each warrant has an exercise price of $0.0658 and an exercise term of three years.

On January 15, 2013, the Company issued 4,990,151 Shares and 4,990,151 warrants to Jane M. Morrell Revocable Trust in partial payment of a promissory note of $684,210.52 in favor of Kevin J. Morrell Revocable Trust. Each warrant has an exercise price of $0.0649 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $265,000 in notes payable of the Company and payment of $58,860.84 of accrued interest.

On January 15, 2013, the Company issued 787,106 Shares and 2,505,319 warrants to Waggoner in payment of accrued compensation owed to Waggoner as an independent contractor. All of the warrants have an exercise term of three years. Of these warrants, 1,718,213 of the warrants have an exercise price of $0.0291 and 787,106 of the warrants have an exercise price of $0.0759. This sale of Shares resulted in a reduction of $59,741.42 in accounts payable of the Company.

On January 15, 2013, the Company issued 389,754 Shares and 389,754 warrants to McEwen in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor McEwen. Each warrant has an exercise price of $0.0847 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $22,852.21 in notes payable of the Company and payment of $10,187.22 of accrued interest.

On January 17, 2013, the Company issued 9,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On January 17, 2013, the Company issued 200,000 Shares to Dian Griesel, sole shareholder of Dian Griesel, Inc., as compensation as pursuant to a professional services agreement. This sale of Shares resulted in a reduction of $14,000 in accounts payable of the Company.

On January 22, 2013, the Company issued 767,441 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AOI to Continental. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 767,441 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.043 and an exercise term of three years.

On January 29, 2013, the Company issued 760,456 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $26,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 760,456 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.03419 and an exercise term of three years.

On January 30, 2013, the Company issued 781,250 Shares to WHC Capital, LLC (“WHC”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $26,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 781,250 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.032 and an exercise term of three years.

On February 11, 2013, the Company issued 1,527,777 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,527,777 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0216 and an exercise term of three years.

On February 13, 2013, the Company issued 6,194,690 Shares and 6,194,690 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0216 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $140,000 in notes payable of the Company and payment of $0 of accrued interest.

On February 19, 2013, the Company issued 9,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On February 19, 2013, the Company issued 1,609,756 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,609,756 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0205 and an exercise term of three years.

On February 20, 2013, the Company issued 1,288,660 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,288,660 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0194 and an exercise term of three years.

On February 20, 2013, the Company issued 1,794,871 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $35,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,794,871 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0195 and an exercise term of three years.

On February 21, 2013, the Company issued 2,099,076 Shares and 2,099,076 warrants to Shaw, as a partial assignee of Weal in partial payment of a line of credit promissory note of up to $1,052,631.50 in favor of Weal. Each warrant has an exercise price of $0.02382 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On February 22, 2013, the Company issued 1,960,784 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,960,784 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0204 and an exercise term of three years.

On February 25, 2013, the Company issued 1,563,981 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,563,981 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0211 and an exercise term of three years.

On March 4, 2013, the Company issued 1,288,660 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,288,660 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0194 and an exercise term of three years.

On March 6, 2013, the Company issued 1,389,356 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $26,000 in notes payable of the Company and payment of $953.56 of accrued interest. The Company also issued 1,389,356 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0194 and an exercise term of three years.

On March 8, 2013, the Company issued 10,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On March 12, 2013, the Company issued 2,312,139 Shares and 2,312,139 warrants to AO in partial payment of a promissory note in the amount of $500,000 due May 31, 2012 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0173 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and payment of accrued interest of $0.

On March 19, 2013, the Company issued 1,162,791 Shares and 1,162,791 warrants to AO in partial payment of a promissory note in the amount of $500,000 due May 31, 2012 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0172 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $20,000 in notes payable of the Company and payment of accrued interest of $0.

On March 20, 2013, the Company issued 1,420,455 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,420,455 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0176 and an exercise term of three years.

On March 25, 2013, the Company issued 1,162,791 Shares and 1,162,791 warrants to AO in partial payment of a promissory note in the amount of $500,000 due May 31, 2012 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0172 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $20,000 in notes payable of the Company and payment of accrued interest of $0.

On April 2, 2013, the Company issued 1,420,455 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 1,420,455 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0176 and an exercise term of three years.

On April 3, 2013, the Company issued 1,111,111 Shares and 1,111,111 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.018 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $20,000 in notes payable of the Company and payment of accrued interest of $0.

On April 3, 2013, the Company issued 12,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On April 11, 2013, the Company issued 6,000,000 Shares and 6,000,000 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0176 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $105,600 in notes payable of the Company and payment of accrued interest of $0.

On April 11, 2013, the Company issued 8,000,000 Shares and 8,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0176 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $140,800 in notes payable of the Company and payment of $0 of accrued interest.

On April 11, 2013, the Company issued 5,000,000 Shares and 5,000,000 warrants to Ryan Alvarez, as an assignee of Weal, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.0176 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $88,000 in notes payable of the Company and payment of $0 of accrued interest.

On April 12, 2013, the Company issued 743,669 Shares to Kevin Pickard for professional services rendered, which resulted in a reduction of $15,710 in accounts payable of the Company.

On April 12, 2013, the Company issued 272,512 Shares to James Watts for professional services rendered, which resulted in a reduction of $5,750 in accounts payable of the Company.

On April 12, 2013, the Company issued 4,000,000 Shares and 4,000,000 warrants to Nathan Alvarez, as an assignee of Weal, in partial payment of a line of credit promissory note of up to $1,052,631.50. Each warrant has an exercise price of $0.0103 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $41,200 in notes payable of the Company and payment of $0 of accrued interest.

On May 14, 2013, the Company issued 12,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

The restricted Shares issued to the aforementioned entities and individuals relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act , including Regulation D promulgated thereunder, based on the knowledge possessed by those entities or individuals regarding the Company’s operations and financial condition and their experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these Shares. The Shares issued to Ironridge Global are exempt from registration under Section 3(a)(10) of the Securities Act.

Stock Issuances during the year ended December 31, 2011

On January 10, 2011, the Company issued 53,917 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Agreement for Professional Services, which resulted in a reduction of $1,456,295 of accounts payable of the Company.

On January 26, 2011, the Company issued 534 Shares to the Cueva Family Trust in exchange for a convertible note and accrued interest of $32,014, which resulted in a reduction of debt of the Company.

On February 10, 2011, the Company issued 5,081 Shares to Francisco Perezcalva (“Perezcalva”) pursuant to a settlement agreement with the Company, which resulted in a reduction of $118,750 in debt of the Company.

On February 10, 2011, the Company issued 4,953 Shares to Felipe De Teresa (“F. De Teresa”) pursuant to a settlement agreement with the Company, which resulted in a reduction of $115,739 in debt of the Company.

On February 10, 2011, the Company issued 6,595 Shares to Joaquin De Teresa (“J. De Teresa”) pursuant to a settlement agreement with the Company, which resulted in a reduction of $154,125 debt of the Company.

On February 18, 2011, the Company issued 44,279 Shares for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement, which resulted in a reduction of $1,169,407 of accounts payable of the Company.

On March 7, 2011, the Company issued 6,896 Shares to J. De Teresa pursuant to a settlement agreement with the Company, which resulted in a reduction of $154,125 of debt of the Company.

On March 21, 2011, the Company issued 53,218 Shares to Joinmax for professional services rendered to the Company pursuant to the Joinmax Professional Services Agreement, which resulted in a reduction of $1,379,408 of accounts payable of the Company.

On April 12, 2011, the Company issued 91,586 Shares to Isaac pursuant to the A&R Isaac SPA, which included Shares previously subscribed by Isaac. Between January 1, 2011 and the date of this issuance, the Company received an aggregate of $6,017,000 from Isaac, and Isaac subscribed to a total of 60,170 warrants.

On August 12, 2011, the Company issued 846,302 Shares and 1,137,963 warrants to Isaac, which represented the sum total of all Shares and warrants due Isaac pursuant to the A&R Isaac SPA and the Second A&R Isaac SPA through that date and through the subsequent cancellation of the Second A&R Isaac SPA. The Company received an aggregate of $1,556,000 pursuant to the Second A&R Isaac SPA, which amounts are over and above a total of $25,109,659 received under the Isaac SPA and the A&R Isaac SPA.

Stock Issuances during the year ended December 31, 2010

On February 22, 2010, the Company issued 291 Shares to Brian McDonald in exchange for a convertible note and accrued interest of $27,646 which resulted in a reduction of debt of the Company.

On April 21, 2010, the Company issued 227,273 Shares to Trussnet Delaware valued at $10,386,363 in exchange for settlement of outstanding accounts payable.

On May 6, 2010, the Company issued 290,698 Shares to Trussnet Delaware valued at $9,825,581 in exchange for settlement of outstanding accounts payable.

On June 9, 2010, the Company issued 93,333 Shares valued at $7,905,333 to Isaac pursuant to the A&R Isaac SPA.

On June 10, 2010, the Company issued 588,671 Shares to TCP valued at $24,488,721 to continue to maintain the right to acquire 49% interest in Chinacomm Cayman.

On June 11, 2010, the Company issued 211,800 Shares to Trussnet Delaware valued at $9,848,693 in exchange for settlement of outstanding accounts payable.

On June 22, 2010, the Company issued 93,783 Shares in exchange for convertible notes and accrued interest of $5,214,355 which resulted in a reduction of debt of the Company.

On June 22, 2010, the Company issued 2,960 Shares in exchange for its convertible note and accrued interest of $164,564 which resulted in a reduction of debt of the Company.

On June 24, 2010, the Company issued 22,641 Shares in exchange for its convertible note and accrued interest of $125,883 which resulted in a reduction of debt of the Company.

On June 24, 2010, the Company issued 11,644 Shares to Madrazo in exchange for a convertible note and accrued interest of $647,393 which resulted in a reduction of debt of the Company.

On June 28, 2010, the Company issued 29,570 Shares in exchange for a convertible note and accrued interest of $1,644,113 which resulted in a reduction of debt of the Company.

On June 30, 2010, the Company issued 2,198 Shares to Proud Investments in exchange for a convertible note and accrued interest of $122,226 which resulted in a reduction of debt of the Company.

On July 26, 2010, the Company issued 105,263 Shares to Trussnet Delaware valued at $10,000,000 in exchange for settlement of outstanding accounts payable.

On September 16, 2010, the Company issued 2,000 Shares to Steve Chaussey for professional services rendered, which resulted in a reduction of $50,000 in accounts payable of the Company.

On September 16, 2010, the Company issued 2,400 Shares to Dian Griesel for professional services rendered, which resulted in a reduction of $60,000 in accounts payable of the Company.

On September 16, 2010, the Company issued 600 Shares to J. Kevin Moran for professional services rendered, which resulted in a reduction of $15,000 in accounts payable of the Company.

On September 21, 2010, the Company issued 73,873 Shares to Trussnet Delaware valued at $7,017,933 in exchange for settlement of outstanding accounts payable.

On October 25, 2010, the Company issued 9,987 Shares to Perezcalva in exchange for a convertible note and accrued interest of $199,734 which resulted in a reduction of debt of the Company.

On November 1, 2010, the Company issued 2,490 Shares to Caston Family Trust in exchange for its convertible note and accrued interest of $42,326 which resulted in a reduction of debt of the Company.

On November 1, 2010, the Company issued 6,211 Shares to Perezcalva in exchange for a convertible note and accrued interest of $105,583 which resulted in a reduction of debt of the Company.

On December 1, 2010, the Company issued 5,154 Shares to Horwitz & Cron LP for professional services rendered, which resulted in a reduction of $77,306 in accounts payable of the Company.

On December 1, 2010, the Company issued 7,228 Shares to Perezcalva in exchange for a convertible note and accrued interest of $108,414 which resulted in a reduction of debt of the Company.

On December 1, 2010, the Company issued 106,742 Shares to Isaac pursuant to the A&R Isaac SPA. An additional 39,841 Shares were subscribed but not issued during 2010, and a total of 190,926 warrants were subscribed but not issued during 2010.

On December 1, 2010, the Company issued 90,000 Shares valued at $1,350,000 to Azur Capital SDN BHD pursuant to the Subscription and Shareholder Agreement for a fiber optic project, referred to as “Sino Crossings”.

On December 20, 2010, the Company issued 50,000 Shares valued at $900,000 pursuant to the Subscription and Shareholder Agreement for a wireless broadband project, referred to as the “Golden Bridge Network.”

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements include, but are not limited to, the following:

•	Statements relating to our future business and financial performance;

•	Our competitive position;

•	Growth of the telecommunications industry in China, Hong Kong, Croatia, Montenegro, Peru, Denmark and other countries in which we plan to conduct business; and

•	Other material future developments that you may take into consideration.

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

You are cautioned not to place undue reliance on these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements included within this Report.

Executive Summary of Our Businesses

The Company currently holds investments or contracts in nine projects that we refer to as: (i) the China Motion Network; (ii) the Novi-Net Network; (iii) the Montenegro Connect Network; (iv) the VelaTel Peru Network; (v) the Exclusive services Agreement with NGSN; (vi) the Exclusive Services Agreement with Aerostrong; (vi) the Sino Crossings Fiber Joint Venture; (vii) the VN Tech Fuel Cell Business; (viii) the (ix) Zapna Long Distance and Roaming Solutions Business.

On April 3, 2012, the Company, through its wholly owned subsidiary Gulfstream Seychelles, entered into and closed a stock purchase agreement with Omair Khan, the sole shareholder of Zapna for the Company to acquire a 75% equity interest in Zapna. Pursuant to the Zapna stock purchase agreement, Khan transferred 75 shares of Zapna’s capital stock to Gulfstream Seychelles, which represented 75% of the total shares issued and outstanding, and the Company issued 66,667 Series A Shares to Alhamd Holding Company, a Danish Company Khan formed.

Zapna launched commercial service in Denmark in 2010 and has since rolled out service with partners in several countries including Sweden, Norway, Finland, Spain, Germany and Holland. Zapna offers solutions for telephony operators and subscribers, and adaptable to wireless broadband access operators and subscribers, including mobile application IP rights, prepaid and postpaid billing platforms, front end portals, administration modules, roaming, SMS and voice termination services and products to deliver such services. Zapna’s products and services include distribution rights to a SIM overlay technology that provides subscribers access to reduced cost international long distance and roaming charges using their own mobile devices.

Our primary business model is to combine its engineering and deployment expertise, its equity funding relationships, its vendor partnerships, radio frequency spectrum, fiber optic cable and concession rights assets acquired through a subsidiary or a joint venture relationship to develop and operate wireless broadband networks worldwide. We offer or will offer internet access, voice, video, and data services to the subscribers of various wireless broadband networks we own and/or operate. Our secondary business model is to distribute products and services used in connection with wireless broadband networks, specifically hydrogen fuel cells used as a back-up power source for certain transmission equipment and devices and services that enable lower cost voice long distance and voice and data roaming fees to subscribers of cellular, voice over internet protocol or wireless broadband networks. Each of our projects is summarized above.

Our present operational focus is on the deployment of wireless broadband networks in emerging international markets, using either 2.5 GHz or 3.5 GHz radio frequency spectrum, or other spectrum bands that come available based on government auctions or tenders or future acquisition or joint venture opportunities that may present themselves. Our current businesses are in Hong Kong, China, Croatia, Montenegro, Peru and Denmark.

Results of Operations

Twelve-month period ended December 31, 2012 as compared to the twelve-month period ended December 31, 2011.

Our revenue, cost of sales, expenses and other income for the twelve-month periods ended December 31, 2012 and 2011 are as follows:

Revenue:

2012	2011
$1,877,285	$0

Our revenue for the twelve-month period ended December 31, 2012 increased by $1,877,285 from the same period ended December 31, 2011. The increase in revenue for 2012 is attributed to our acquisitions of Zapna and Herlong, which accounted for all of the increase.

Cost of Sales:

2012	2011
$1,210,328	$3,205

Our cost of sales for the twelve-month period ended December 31, 2012 was $1,210,328, or 63.6% of sales as compared to $3,205 for the same period ended December 31, 2011. The increase in cost of sales in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2012 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2012	2011
$11,267,766	$12,884,765

Our selling, general and administrative expenses for the twelve-month period ended December 31, 2012 was $11,050,048, as compared with $12,884,765 for the same period in 2011, a decrease of $1,265,673. The decrease in the selling, general and administrative expenses during the twelve-month period in 2012 is a result of a non-cash expense of $4,323,214 associated with the issuance of 375,000 stock options in 2011 offset by higher overhead costs as a result of the acquisitions of Zapna and Herlong.

Impairment Loss:

2012	2011
$3,695,000	$–

During the twelve-month period ended December 31, 2012 we wrote off our investment in GBNC Network. GBNC has indicated it will not honor the terms of the GBNC Agreement. Specifically, GBNC maintains that GBNC should have control over bank accounts and decisions regarding capital expenditures. Based on the duration of the impasse between us and GBNC regarding these matters, we have determined it is appropriate to fully impair our $1,010,000 investment in GBNC and $2,685,000 investment in Azur.

Write off of assets

2012	2011
$7,201,870	$–

During the twelve-month period ended December 31, 2012 we impaired $7,201,870 of property and equipment of our Herlong subsidiary

Research and Development:

2012	2011
$134,265	$6,317,287

Our research and development costs for the twelve-month period ended December 31, 2012 were $134,265, as compared with $6,317,287 for the same period in 2011. This decrease is directly related to the deployment of our wireless broadband network rather than development of the network in prior years.

Gain (loss) on Change in Fair Value of Debt Derivative:

2012	2011
$(4,039,616)	$(71,666)

For the twelve-month period ended December 31, 2012, we incurred a non-cash loss of $4,039,616 from the change in the fair value of our debt derivatives relating to our Amended Convertible Notes and conversion feature of our Series B Preferred Stock as compared to a non-cash loss $71,666 for same period in 2011. The increase in the gain for 2012 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Loss on Settlement of Debt:

2012	2011
$10,822,764	$–

For the twelve-month period ended December 31, 2012, we issued shares of our Series A Common Stock in settlement of debt. The settlement price was less than the fair value of the Shares issued resulting in a loss of $10,822,764.

Interest Expense:

2012	2011
$1,375,843	$619,202

For the twelve-month period ended December 31, 2012, our interest expense was $1,375,843 as compared to $619,202 for the same period in 2011. The significant increase in interest expense is attributable to the significant increase in notes payable in 2012 compared to 2011.

Net Loss:

2012	2011
$(45,601,292)	$(21,792,678)

Our net loss of $(45,601,292) for the twelve-month period ended December 31, 2012 and the same period for 2011 is the result of the factors described above, principally the reduction in selling, general and administrative expense and research and development costs in 2012, the loss on settlement of debt, loss on the impairment of investments, write down of assets and the change in derivative liability offset by the impairment of our investment in GBNC.

Liquidity and Capital Resources

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, Share subscriptions and advances from shareholders. Our Convertible Notes matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note. In that case, the due date is 90 days from the date we receive a notice of redemption from the convertible note holder. Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses. Our known liquidity demands include the following categories and amounts as of December 31, 2012:

(i) Litigation installment payments of $821,735;

(ii) Notes payable to related parties of $1,129,122;

(iii) Notes payable of $12,525,495;

(iv) Convertible Notes and Amended Convertible Notes of $298,923;

(v) Advances from officers of $825,845; and

(vi) Accounts payable and accrued expenses of $12,954,218; and sales, general and administrative expenses of approximately $1.2 million per month for San Diego, Taiwan, Peru, Denmark, Cyprus, Croatia and Montenegro operations.

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac.

Since inception and through December 31, 2012, we have incurred accumulated losses of approximately $279.5 million. As of December 31, 2012, we had cash of $207,833 and liabilities of approximately $28.4 million, of which $24.9 million are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated May 17, 2013, for the period ended December 31, 2012. In order to continue to operate our businesses, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Common Stock, Series B Common Stock, Series B Preferred Shares, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective August 29, 2012, we increased (post-reverse) the number of authorized Series A Shares from 200 million to 1 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State. As of December 31, 2012, we had issued and outstanding 105,153,206 Series A Shares. The total number of Series A Shares currently issued and outstanding is 231,078,609.

As of December 31, 2012, we had authorized the issuance of up to 100,000,000 Series B Shares, of which 40,000,000 shares are issued and outstanding. Each Series B Share has the right to cast ten votes for each action on which each Series A Share has a right to vote. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares. Series B Shares do not participate in any declared dividends. Series B Shares are redeemable on May 23, 2023 at the par value of $0.001 per share.

Due to the limitations on transfer of Series B Shares, we do not consider the issuance of Series B Shares to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors. We have designated 20,000,000 shares of our Preferred Stock as Series A Preferred Stock, of which there are 0 shares issued and outstanding. We have designated 2,500 shares of our Preferred Stock as Series B Preferred Stock, of which 120 shares have been issued to Ironridge Technology as of December 31, 2012.

As of December 31, 2012, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes. These notes bear interest at 10% per annum and are all either past due or have been converted. As of December 31, 2012, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $0.3 million. The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009. However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended December 31, 2012 and is expected to continue to do so in the future.

As of December 31, 2012, we owed approximately $1.1 million as a result of borrowings from related parties. We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available. We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

During 2010, we negotiated equipment vendor financing that, if continued in the future, we expect will reduce our short term need for capital from the sources described above as a percentage of our total capital needs. However, no assurances can be given that we will continue to obtain equipment financing on the same terms as secured during 2010. Repayment of such equipment financing will increase our liquidity demands in the future.

The following table presents a summary of our sources and uses of cash for the twelve-month period ended December 31, 2012 and 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Net cash used in operating activities:	$(2,326,006)	$(11,509,678)
Net cash used in investing activities	$(1,881,250)	$(766,835)
Net cash provided by financing activities	$4,256,294	$12,432,454
Effect of currency rate exchange	(24,592)
Increase in cash and cash equivalents	$24,446	$155,941

Operating Activities

The cash used in operating activities for the twelve months ended December 31, 2012 is a result of our net loss offset by an increase in accounts payable and accrued expenses.

Investing Activities

The cash used in investment activities for the twelve months ended December 31, 2012 consists of the purchase of equipment of $1.7 million.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2012 consist of proceeds from the issuance notes payable.

Off-Balance Sheet Arrangements

At December 31, 2012, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our audited Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our Audited Consolidated Financial Statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the Consolidated Financial Statements included in this Report for the years ended December 31, 2012 and 2011.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. Allowance for doubtful accounts at December 31, 2012 and December 31, 2011 were $6,500 and $0, respectively.

Inventories

The inventory consists of finished goods ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is computed over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Machinery and equipment	10 years
Vehicles	4 years
Furniture and fixtures	10 years
Leasehold improvements
Constructed assets (towers)	10 years
Computers	5 years

Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

We evaluate the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. We measure impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Long-Lived Assets

We have adopted ASC subtopic 360-10, Property, Plant and Equipment. ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Intangible Assets and Goodwill

We account for acquisitions in accordance with the provisions of ASC 805-10. We assign to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

As a result of the acquisition of VelaTel Peru on April 15, 2009, we acquired intangible assets in the aggregate amount of $1,132,647. We allocated $124,357 to identifiable intangible assets including developed software. The remaining $1,008,290 was allocated to goodwill.

We amortize our identifiable intangible assets over the period which the asset is expected to contribute to future cash flows. The estimated useful life of developed software is ten years. We periodically evaluate the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

We account for and report acquired goodwill and other intangible assets under ASC subtopic 305-10, Intangibles, Goodwill and Other. In accordance with ASC 305-10, test our intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs are included in our results from operations.

Our management performed an evaluation of our goodwill for purposes of determining the implied fair value of the assets at December 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2009. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,008,290, net of tax, or $0.02 per Share during the year ended December 31, 2009 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Functional Currency

A majority of the transactions of VelaTel Peru are in US Dollars; accordingly, this subsidiary’s functional currency is the US Dollar. The accounts of Zapna are maintained in Danish Kroner, the accounts of Novi-Net are maintained in Croatian Kuna, the accounts of Herlong and Montenegro Connect are maintained in the Euro, and the accounts of China Motion are maintained in Hong Kong Dollars. The accounts of these foreign subsidiaries are translated into US Dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at historical rates and statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred. Advertising costs for the three months ended December 31, 2012 and 2011 were $12,330 and $22,177, respectively, and for the twelve months ended December 31, 2012 and 2011 were $37,491 and $27,605, respectively.

Net Loss Per Share

We have adopted ASC subtopic 260-10, Earnings Per Share. This requires the computation, presentation and disclosure requirements of earnings per Share information. Basic earnings per Share have been calculated based upon the weighted average number of Shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per Share, because they are anti-dilutive.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

We have adopted ASC subtopic 718-10, Compensation. ASC 718-10 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan based on the estimated fair values.

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

Reclassifications

Certain reclassifications have been made to prior periods’ data to conform to the presentation set forth in this registration statement.  These reclassifications had no effect on reported income or losses

Going Concern Disclosure

The accompanying Consolidated Financial Statements included in this Report have been prepared in conformity with GAAP, and contemplate our continuance as a going concern. Our independent registered accounting firm, in its report dated May 16, 2013 has expressed substantial doubt about our ability to continue as a going concern. Our viability is dependent upon our ability to obtain future financing and the success of our future operations. We have incurred a net loss of $45,601,292 for the year ended December 31, 2012, a cumulative net loss of $298,347,524 since inception, a negative working capital of $34,972,850 and a stockholders' deficiency of $36,566,868.

In addition, we require substantial additional capital to finance our planned business operations and expect to incur operating losses in future periods due to the expense of deploying and/or the continued deployment of our projects.

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

To attain profitable operations, management continues to focus its efforts on the deployment and operation of our wireless broadband networks. As stated in the beginning of this Report, we have nine projects, six of which are deploying wireless broadband networks and three of which offer services or products related to the wireless broadband networks we are deploying. The nine projects span Hong Kong, China, Croatia, Montenegro, Peru and Denmark. We will continue to be dependent on outside capital to fund our projects and selling, general and administrative expenses for the foreseeable future. Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay, or abandon some or all of the projects.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”).  Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-life intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU No. 2012-02, as permitted, for its annual impairment test for its fiscal year ended December 31, 2012. The adoption did not have a material impact on the company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a Smaller Reporting Company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and associated Notes are shown on pages F-1 through F -35, which appear at the end of this Report.

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

The Company’s senior management team, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. They concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Management’s Report on Internal Control over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with the authorization of our senior management team and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Audited Consolidated Financial Statements.

In view of identified material weaknesses on financial reporting of complex transactions, senior management has changed our internal controls to: (iv) require a dialogue between and among our Chief Executive Officer, our Chief Financial Officer, our qualified GAAP consultant, and our outside SEC counsel in every instance in which we are involved in a new type of transaction to insure that the data associated with that transaction is not misinterpreted and is properly stated in accordance with GAAP; (v) require significant additional substantive review of those areas described above; and (vi) perform additional analyses, including, but not limited to, a detailed Balance Sheet and Statement of Operations analytical review that compares changes from the prior period's Audited or Unaudited Financial Statements and analyzes all significant differences. These procedures were initiated so that our senior management team could gain assurance that the Audited or Unaudited Financial Statements and Notes included in this Report and Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Rules of the SEC that permit us to provide only management's report on this Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2012 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Capital Stock

Increase in Authorized Common Stock

On or about March 7, 2012, we provided notice to our shareholders that the shareholders of the outstanding shares of our Series A Common Stock and our Series B Common Stock of the Company who, in the aggregate, hold a majority of the voting power of all shares of our Common Stock entitled to vote have, by written consent in lieu of a regular or special meeting of our shareholders (“Majority Written Consent”), approved an amendment of our Articles of Incorporation to increase the number of authorized shares of our Series A Common Stock from 1 billion to 2 billion shares (“Action”). It did so after filing a Definitive Information Statement with the SEC and mailing it to all shareholders of record.

In accordance with Section 78-315 and 78.320 of the Nevada Revised Statutes (“NRS”), the Action was approved on February 14, 2012 by Unanimous Written Consent of the Board of Directors of the Company and by the Majority Written Consent of our shareholders. The Information Statement was filed with the SEC and mailed to our shareholders as of the record date in accordance with Rule 14c-2 promulgated under the Exchange Act only to inform the shareholders of our Common Stock of the Action before it takes effect. Pursuant to Rule 14c-2 of the Exchange Act, the Action will not take effect until a date that is at least 20 days after the date the Information Statement was mailed to the shareholders of our Common Stock. The Information Statement was mailed to the shareholders of our Common Stock on or about March 7, 2012. The Company’s authorized Shares increased from 1 billion to 2 billion effective March 28, 2012.

Reverse Stock Split

On July 10, 2012, the Company’s Board of Directors confirmed and finalized the terms of a reverse stock split whereby the number of: (i) issued shares of our Series A Common Stock; (ii) authorized shares of our Series A Common Stock; (iii) issued shares of our Series B Common Stock; and (iv) authorized shares of our Series B Common Stock would all be reduced by a ratio of 100:1 (“Reverse Stock Split”). The Board had previously approved the Reverse Stock Split by a Unanimous Written Consent of the Board effective March 20, 2012, subject to an approval process through the Financial Industry Regulatory Authority (“FINRA”). FINRA approval having been obtained (subject only to filing a Certificate of Change with the Nevada Secretary of State) and shareholder approval not being required, the Board approved the filing of the Certificate of Change with the Nevada Secretary of State, which occurred on July 18, 2012. The Reverse Stock Split became effective upon confirmation of FINRA approval on July 23, 2012. All share and per share information has been retroactively restated to reflect this reverse stock split.

Series A Common Stock

Our authorized capital currently consists of 1,000,000,000 shares of our Series A Common Stock, with a par value $0.001 per Share, of which 231,078,609 Series A Shares are presently issued and outstanding as of the date of this Report.

The holders of Series A Common Stock are entitled to receive dividends as may be declared by our Board, are entitled to Share ratably in all of our assets available for distribution upon winding up of the affairs of our company, and are entitled to one non-cumulative vote per Share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders of our Shares are not entitled to preference as to dividends or interest, preemptive rights to purchase in new issuances of Shares, preference upon liquidation or any other special rights or preferences.

The shareholders of our Shares do not have cumulative voting rights. This means that the shareholders of more than 50% of such outstanding Shares will not be able to elect of any of our Directors.

Series B Common Stock

There are 100,000,000 shares of our Series B Common Stock authorized. As of the date of this Report, the Company has issued and outstanding 40,000,000 Series B Shares. The general attributes of our Series B Common Stock are:

Voting Rights. Each Series B Share is entitled to ten votes in all matters for any action that each Series A Share is entitled to vote.

Non Participatory. The holders of Series B Common Stock do not participate in any declared dividends for any class of stock.

Transferability. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer Series B Shares to a third party, or to grant proxies or voting rights with respect to Series B Shares.

Mandatory Redemption. Series B Shares will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes. As of the date of this Report, the present value balance of liability for redemption of Series B Shares issued and outstanding is $11,870, which is the deemed fair value of the Series B Shares.

Preferred Shares

The Company has authorized 25,000,000 shares of Preferred Stock, issuable from time to time in one or more series. Our Board is authorized to fix the dividend rights, dividend rate, voting rights, conversion rights, rights and terms of redemption and liquidation preferences of any wholly unissued series of preferred stock and the number of shares constituting any series and the designation thereof, of any of them.

Series B Preferred Stock

On December 14, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations of Preferences, Rights and Limitations of the Company’s Preferred Shares (“Certificate of Designations”). They are as follows:

Designation, Amount and Par Value. The Company has previously authorized a total of 25,000,000 shares Preferred Stock with a par value $0.001. The Company has previously designated 20,000,000 shares of its Preferred Stock as Series A Preferred Shares, of which 0 shares are issued and outstanding. The Certificate of Designations covers 2,500 shares of the Company’s Preferred Stock designated as Series B Preferred Shares. The number of Series B Preferred Shares designated will not be increased without consent of the shareholders of Series B Preferred Shares that may be required by law.

Ranking. The Series B Preferred Shares will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (i) senior with respect to dividends and rights upon liquidation than shares of our Series A Common Stock; and (ii) junior to all existing and future indebtedness of the Company.

Voting. Without the affirmative approval of the shareholders of a majority of Series B Preferred Shares (voting as a class), the Company may not: (i) authorize or issue any class stock that is not junior to the Preferred Shares in right of dividends and/or liquidation; (ii) change the rights given to Series B Preferred Shares; (iii) liquidate, dissolve or wind-up the business of the Company (collectively “Liquidate”); or (iv) effect any merger, consolidation or similar transaction the effect of which the capital stock of the Company would not constitute a majority of the voting power of the capital stock of the surviving entity (“Deemed Liquidation Event”). Except as required by law or as set forth in this paragraph, Holders have no right to vote on any matters regarding the Company, including election of directors.

Dividends and Other Distributions. Shareholders are entitled to receive dividends on each outstanding Series B Preferred Share from its date of issuance at a rate equal to 2.50% per annum, based on a 365-day year, compounded annually. Dividends are payable as and if declared by our Board in its sole discretion. So long as any Series B Preferred Share is outstanding, no dividends or other distributions will be paid, delivered or set apart with respect to shares of our Series A Common Stock unless accrued dividends are first paid to shareholders of all outstanding Series B Preferred Shares. No Series A Shares will be redeemed while any Series B Preferred Shares are outstanding.

Liquidation. Upon any Liquidation, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the shareholders of our Series A Common Stock, the shareholders of our Series B Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to the Company’s shareholders $10,000 per share of Series B Preferred Stock, plus any accrued but unpaid dividends thereon (collectively “Series B Liquidation Value”).

Redemption. The Company may redeem any whole number or all of its Series B Preferred Shares at any time 18 years after each issuance date at a “Corporation Redemption Price” equal to the Series B Liquidation Value. Prior to 18 years after each issuance date, the Company may redeem any whole number or all of the Series B Preferred Shares at a price per share (“Early Redemption Price”) equal to the sum of the following: (i) 100% of the Corporate Redemption Price; plus (ii) the Embedded Derivative Liability (as defined in the Certificate of Designations); less (iii) any dividends that have been paid. In addition, if we Liquidate or engage in any Deemed Liquidation Event, we must redeem all Series B Preferred Shares at the Early Redemption Price.

Payment in Cash or Series A Shares. Upon the Company’s election to redeem any Preferred Shares, the Company shall pay the Holder either the Corporation Redemption Price or the Early Redemption Price, as the case may be, in cash. The Company may pay dividends and any Embedded Derivative Liability, at its election, (i) in cash, or (ii) in Series A Shares registered under a current and effective S-1 Registration Statement, valued at 81.0% of the closing bid price of the Series A Shares on the date of delivery of the dividend or redemption payment, not to exceed the closing bid price on any trading day beginning 30 trading days prior to the applicable date of determination and ending 30 trading days after the applicable date of determination (“Equity Conditions Measuring Period”).

Conversion. Series B Preferred Shares may be converted into Series A Shares (“Conversion Shares”) at the option of a shareholder of any Series B Preferred Shares, or by the Company. Upon a conversion, the Company is required to issue a number of Conversion Shares equal to: (i) the Early Redemption Price; multiplied by (ii) the number of Series B Shares subject to conversion; divided by (iii) $0.20 per Series A Share (“Conversion Price”). Conversion rights are subject to a limitation that at no time shall the issuance of Conversion Shares, aggregated with all other Series A Shares then beneficially owned by a converting shareholder result in that shareholder owning more than 9.99% of all Series A Shares then outstanding (“Conversion Limitation”). As to a conversion by the Company, an additional Conversion Limitation is that the Company may not convert more than 30 Series B Preferred Shares during any Equity Conditions Measuring Period. The Company may convert Series B Preferred Shares only if the closing bid price of Series A Shares exceeds 300% of the Conversion Price for 20 consecutive trading days preceding the conversion. Each conversion by the Company is also subject to other “Equity Conditions” (as defined in the Certificate of Designations), including that a minimum of $3.0 million in aggregate trading volume has traded during the 20 trading days preceding the conversion.

Adjustments for Stock Splits. The Conversion Price and certain other variable metrics used in calculating the Embedded Derivative Liability are subject to upward or downward adjustment in the event of forward or reverse stock split of our Series A Shares, solely to maintain the proportionality intended under the Certificate of Designations.

Resignation of Members of the Board of Directors and the Chief Operating Officer; Elimination of the Position of Chief Administrative Officer

Effective May 16, 2013, Mario Alvarez and Kenneth L. Waggoner resigned as members of our Board of Directors. Neither resignation was the result of any disagreements with the Company on any matter relating to the Company’s operations or policies and practices. At this time, the Company has no plan to fill the vacancies created by their resignations and intends to operate with two Directors, George Alvarez and Colin Tay. This is in recognition of their effective control of the Company through their collective ownership or proxy to vote all of our Series B Shares outstanding that, in aggregate, exceed the voting power of all of our Series A Shares outstanding. In addition, effective the same day, Mario Alvarez submitted his resignation as the Company’s Chief Operating Officer in order to pursue other professional opportunities. His resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations or policies and practices. The resignation of Mario Alvarez has been accepted by the Board. George Alvarez will assume the duties and responsibilities of the Company’s Chief Operating Officer for the foreseeable future. In addition, the Company eliminated the position of Chief Administrative Officer, effective May 16, 2013. Accordingly, Isidoro Gutierrez no longer serves in that position. He remains an independent contractor for the Company with the title “Director of Administration.”

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The name, age and position of our current and recently resigned Directors are set forth below:

Name	Age	Position(s)
George Alvarez	49	Chief Executive Officer
Mario Alvarez	52	Chief Operating Officer
Colin Tay	48	President
Kenneth L. Waggoner	63	Executive Vice President Legal, General Counsel and Secretary

Our Board of Directors has conducted most of its business by written consent; however, there have been a few meetings in 2011 and 2012. Each of our Directors serves until his successor is elected and qualified. The sole committee of our Board of Directors is the Audit Committee.

Audit Committee

The Board of Directors has designated the Company’s Audit Committee to be the following individuals:

(i) George Alvarez, Chief Executive Officer and Chairman of the Audit Committee;

(ii) Carlos Trujillo, Chief Financial Officer; and

(iii) Kenneth L. Waggoner, Executive Vice President Legal, General Counsel and Secretary.

The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements. George Alvarez, Carlos Trujillo and Kenneth L. Waggoner cannot be considered Audit Committee “financial experts” as defined in Item 407 of Regulation S-K. The Company does not presently have among its executive officers and Directors a person meeting these qualifications and, given our financial conditions, does not anticipate seeking an Audit Committee “financial expert” in the near future. However, the Audit Committee has engaged the services of an independent accountant with extensive public company accounting and audit committee experience as a consultant to provide advice to the Audit Committee.

Our Audit Committee had one Audit Committee meeting in 2012.

Executive Officers of the Company

Each of our executive officers is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The name, address, age and position of our current and recently resigned executive officers is set forth below:

Name and Address	Age	Position(s)
George Alvarez 5950 La Place Court, Suite 160 Carlsbad, California 92008	49	Chief Executive Officer
Colin Tay Kuang Fu South Road, 102, 4F Taipei, Taiwan R.O.C.	48	President
Mario Alvarez 5950 La Place Court, Suite 160 Carlsbad, California 92008	52	Chief Operating Officer
Kenneth L. Waggoner 5950 La Place Court, Suite 160 Carlsbad, California 92008	63	Executive Vice President Legal, General Counsel and Secretary
Carlos A. Trujillo 5950 La Place Court, Suite 160 Carlsbad, California 92008	55	Chief Financial Officer
Isidoro Gutierrez 5950 La Place Court, Suite 160 Carlsbad, California 92008	59	Chief Administrative Officer
Kenneth Hobbs 5950 La Place Court, Suite 160 Carlsbad, California 92008	53	Vice President of Mergers and Acquisitions

Background of Executive Officers and Directors

George Alvarez was appointed a Director in March 2008 and Chief Executive Officer in June 2008. He was Chief Executive Officer of Trussnet Delaware, an architecture, engineering and construction management firm, from November 2004 until December 2007. Mr. Alvarez was a co-founder of VelociTel, Inc. and VelociTel, LLC and their predecessor companies in the wireless network service industry. Mr. Alvarez served as VelociTel's President and Chief Operating Officer from 1987 to 2002. He graduated with honors from Airco Technical Institute in Fullerton, California. Mr. Alvarez provides expertise in all aspects of the design, deployment and operation of wireless broadband telecommunications networks.

Colin Tay was appointed a Director and President in June 2008.  He also is the sole owner and director of TCP.  From May 1992- June 2009, Mr. Tay was the Chief Executive Officer of Trussnet ADC Co., Inc.  This company provides engineering and construction services in connection with commercial buildings, hotels, manufacturing facilities, and telecommunications facilities.  From June 1986 to March 1992, Mr. Tay was with YKK Architectural Products Pte. Co., Ltd. of Singapore and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division.  Prior to joining YKK, Mr. Tay was a quantity surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization.  Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional membership from the Chartered Institute of Building (United Kingdom) in 2000.  Mr. Tay provides expertise in conducting business in China and throughout Asia and the deployment and operation of broadband wireless telecommunications networks and related facilities.

Mario Alvarez was appointed a Director and Chief Operating Officer in June 2008. From 2002-2008, he provided consulting services to Trussnet Delaware and Trussnet USA Development Co. Inc., which was a company that constructed wireless telecommunications facilities throughout the United States. Mr. Alvarez was a co-founder of VelociTel and served as its Chairman and Chief Executive Officer from 1987 to 2002. He is a member of the American Institute of Architects, the National Council of Architectural Registration Boards and the Construction Specifications Institute.  He received his Architecture degrees from the University of Washington in 1983 and from the University of Idaho in 1987. Mr. Alvarez provides expertise in the deployment and operations of a wireless broadband telecommunications networks, including equipment procurement and management of subcontractors engaged in the deployment of the Chinacomm Network and other networks.

Kenneth L. Waggoner was appointed a Director and Executive Vice President Legal and General Counsel in January 2009 and Secretary in March 2009. From 2005 to 2007 Mr. Waggoner was the Chief Executive Officer of Foton Motors, Inc., a distributor of Chinese heavy equipment in the United States. From 2005 to 2008 he also functioned as the Vice President and General Counsel to Trussnet Delaware and all of its affiliated companies and to Euro Pacific Parts International, Inc., a distributor of aftermarket automobile parts in the United States. Mr. Waggoner was Of Counsel with the law firm Morgan, Lewis & Bockius, LLP from 2004 to 2005. From 2002 to 2004, he was Vice President and General Counsel of the Global Downstream operations of ChevronTexaco. From 1986 to 2002, Mr. Waggoner was a senior partner with the law firm of Brobeck, Phleger & Harrison. He was the Managing Partner of its Los Angeles office and served on both its Executive Committee and Policy Committee. Between 1973 until 1986, Mr. Waggoner was an Associate and then a Partner with the law firm of Lawler, Felix & Hall, where he served on the firms Executive Committee and was the Managing Partner of its Orange County Office. Mr. Waggoner received his J.D. degree with honors in 1973 from Loyola University School of Law in Los Angeles, California. He received his B.A. degree in Political Science with honors in 1970 from California State University at Long Beach. Mr. Waggoner provides expertise in all aspects of the legal affairs of a public company, including litigation management, governmental regulations, legal and regulatory due diligence, drafting of a wide variety of contracts, obtaining regulatory approvals, internal controls, SEC regulatory reporting and corporate governance.

Carlos A. Trujillo was appointed Chief Financial Officer in June 2008. Mr. Trujillo has worked as the Chief Financial Officer for both public and private companies. His responsibilities include planning, organizing and managing the activities related to finance and accounting. He is responsible for the SEC regulatory reporting, related reports and compliance with policies and procedures, including consolidation of multi-entity organizations, foreign and domestic. He has performed financial analysis for projections, forecast and financial models. He communicates with the Company’s shareholders and lenders to provide reports and pro forma financial information. He has primary responsibility for coordinating our information relating to all financial and tax matters with outside auditors. Mr. Trujillo received his B.A. degree in Accounting from California State University at Fullerton in 1982 and is a Certified Public Accountant licensed by the state of California. Mr. Trujillo has over twenty-seven years’ experience in accounting and finance.

Isidoro Gutierrez was appointed Chief Administrative Officer in June 2008. From 2002 to 2008, he was Chief Administrative Officer of Trussnet Delaware. From 1987 to 2002, Mr. Gutierrez was the Chief Administrative Officer of VelociTel. He studied business administration at Loyola Marymount University in Los Angeles, California. Mr. Gutierrez provides expertise in labor and employment matters, as well as administrative matters related to the operation of a public company.

Kenneth Hobbs was appointed Vice President of Mergers and Acquisitions in June 2009. Mr. Hobbs received his B.A. degree in Economics in 1982 and his J.D. degree in 1985, both from the University of Washington in Seattle.  Before joining the Company, he practiced law for 25 years with the law firm of Stafford Frey Cooper in Seattle.  His practice included assisting clients with the purchase, sale, and financing of businesses and assets in numerous industries including telecommunications, radio broadcast, vessel transportation and financial services, commercial real estate sales, purchases and leases, regulatory compliance for all aspects of doing business at the state and federal level, and commercial litigation. Mr. Hobbs provides expertise in mergers and acquisitions, expansion of the Company’s business opportunities, governmental regulations, legal, financial, technical and regulatory due diligence in connection with mergers and acquisitions and in drafting all contracts related thereto.

George Alvarez and Mario Alvarez are brothers. Isidoro Gutierrez is an uncle of both.

None of our Directors is an officer or director of a company registered under the Exchange Act.

Code of Ethics

Effective November 19, 2010, our Board of Directors, by unanimous written consent, approved and adopted the Company’s Code of Business Conduct and Ethics (“Code”). The Code applies to every officer, director and employee of the Company world-wide.  The Code is posted on VelaTel’s website, www.velatel.com, under the tab “About VelaTel | Corporate Governance.”  Paper copies of the Code are available to shareholders free of charge by written request to the Company at 5950 La Place Court, Suite 160, Carlsbad, California 92008, Attn: Kenneth L. Waggoner.

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

In addition, in the calendar year of 2012, a total of 87 untimely filings of the Form 4 were filed as follows:

(i) George Alvarez had a total of two untimely filings of the Form 4. On March 7, 2012 he was five days late and on March 26, 2013 he was fifty five days late;

(ii) Mario Alvarez had a total of ten untimely filings of the Form 4. On March 7, 2012 he was five days late; on March 21, 2012 he was three days late; on April 4, 2012 he was seven days late; on May 31, 2012 he was four days late; on June 4, 2012 he was one day late; on June 26, 2012 he was twelve days late; on July 3, 2012 he was two days late; on July 20, 2012 he was two days late; on August 31, 2012 he was twenty three days late; and on September 20, 2012 he was nine days late;

(iii) Isidoro Gutierrez had a total of eighteen untimely filings of the Form 4. On March 7, 2012 he was five days late; on March 8, 2012 he was one hundred sixty one days late; on March 12, 2012 he was two days late; on March 16, 2012 he was two days late; on March 22, 2012 he was two days late; on March 27, 2012 he was one day late; on April 5, 2012 he was two days late; on April 6, 2012 he was three days late; on June 4, 2012 he was one day late; on July 3, 2012 he was two days late; on July 6, 2012 he was two days late; on July 16, 2012 the was three days late; on July 20, 2012 he was four days late; on August 31, 2012 he was one day late; on September 10, 2012 he was four days late; on September 20, 2012 he was four days late; on November 7, 2012 he was twelve days late; and on November 27, 2012 he was three days late;

(iv) Kenneth Hobbs had a total of twelve untimely filings of the Form 4. On March 8, 2012 he was one hundred sixty one days late; on April 4, 2012 the was three days late; on April 27, 2012 he was nineteen days late; on June 4, 2012 he was one day late; on July 3, 2012 he was two days late; on July 17, 2012 he was two days late; on July 23, 2012 he was three days late; on August 9, 2012 he was three days late; on August 16, 2012 he was five days late; on August 30, 2012 he was six days late; on September 14, 2012 he was three days late; and on November 29, 2012 he was forty five days late;

(v) Colin Tay had a total of two untimely filings of the Form 4. On May 18, 2011 and on March 8, 2012 he was twenty six days late;

(vi) Carlos Trujillo had a total of twenty untimely filings of the Form 4. On March 7, 2012 he was five days late; on March 8, 2012 he was one hundred sixty one days late; on March 12, 2012 he was two days late; on April 4, 2012 he was two days late; on April 25, 2012 he was two days late; on June 4, 2012 he was one day late; on June 12, 2012 he was four days late; on June 12, 2012 he was one day late; on June 13, 2012 he was one day late; on July 3, 2012 he was two days late; on July 13, 2012 he was two days late; on July 23, 2012 he was three days late; on August 10, 2012 he was three days late; on September 4, 2012 he was two days late; on September 10, 2012 he was two days late; on September 28, 2012 he was four days late; on October 9, 2012 he was two days late; on November 27, 2012 he was three days late; on December 28, 2012 he was thirteen days late; and on April 8, 2013 he was fifty eight days late;

(vii) Trussnet Capital Partners (HK) Ltd. had a total of two untimely filings of the Form 4. On March 7, 2012 and on May 18, 2012 TCP was twenty six days late; and

(viii) Kenneth L. Waggoner had a total of twenty one untimely filings of the Form 4. On March 7, 2012 he was five days late, on March 8, 2012 he was one hundred sixty one days late; on March 23, 2012 he was one day late; on April 4, 2012 he was two days late; on June 4, 2012 he was one day late; on June 29, 2012 he was two days late; on July 3, 2012 he was two days late; on July 11, 2012 he was two days late; on July 18, 2012 he was two days late; on July 23, 2012 he was three days late; on August 9, 2012 he was two days late; on August 30, 2012 he was two days late; on September 4, 2012 he was two days late; on September 7, 2012 he was one day late; on September 18, 2012 he was eleven days late; on September 24, 2012 he was two days late; on October 3, 2012 he was five days late; on October 5, 2012 he was three days late; on October 11, 2012 he was two days late; on December 4, 2012 he was four days late; and on March 6, 2013 he was sixty five days late.

Antonios Isaac and Isaac each filed a separate SEC Form 3 on March 17, 2010 disclosing that each became a Reporting Person on August 11, 2009 and December 9, 2009, respectively.  The Company issued to or on behalf of Isaac a total of 23,026,605 Shares pursuant to the stock purchase agreements and promissory notes between the Company and Isaac described in this Report.  Neither Isaac nor Antonios Isaac has filed any SEC Form 4 disclosures as to any issuance after December 9, 2009.  The Company is unable to determine whether Antonios Isaac or Isaac remained a Reporting Person as of the date of any issuance, or how many Shares either holds as of the date of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

During the entirety of 2008, 2009 and up until March 31, 2010, the Company’s executive officers (other than George Alvarez) and others involved with the Company’s operations were compensated pursuant to independent contractor agreements. The compensation called for in the independent contractor agreements was paid utilizing shares of our Series A Common Stock. Effective April 1, 2010 and until January 15, 2012, our executive officers, who had previously served as independent contractors, became employees, and were compensated with salaries as set forth in the summary compensation table below. Effective January 16, 2012, our executive officers again became independent contractors, pursuant to independent contractor agreements similar to those in effect prior to March 31, 2010, and at base compensation rates equal to the salaries described in the compensation table below.

Our executive officers are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their ability. As our business and operations expand and mature, we will develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLES

2012 Compensation

Name and Principal Position	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other(1)	Total
2012 Compensation(1)
George Alvarez, Chief Executive Officer	$14,583	$0	$0	$0	$0	$0	$0	$14,583
Mario Alvarez, Chief Operating Officer	$12,500	$0	$429,358	$0	$0	$0	$6,850	$448,708
Isidoro Gutierrez, Chief Admin. Officer	$10,417	$0	$608,837	$0	$0	$0	$18,650	$637,904
Kenneth Hobbs, Vice President, Mergers & Acquisitions	$10,000	$0	$285,132	$0	$0	$0	$98,615	$393,747
Oliver Schwarz, (2)Former Exec. Vice President, Investor Relations	$11,458	$0	$267,584	$0	$0	$0	$0	$279,042
Colin Tay, President	$0	$0	$0	$0	$0	$0	$0	$0
Carlos Trujillo, Chief Financial Officer	$11,458	$0	$437,206	$0	$0	$0	$12,036	$460,700
Kenneth L. Waggoner, Exec. Vice President, Legal General Counsel and Secretary	$11,458	$0	$326,778	$0	$0	$0	$0	$338,236

(1) Commencing January 16, 2012, the Company paid officers both base compensation and reimbursement of expenses as independent contractors, through a combination of issuance of Shares registered under SEC Form S-8 (described in the column “Stock Awards”) and cash payments (described in the column “Other”).

(2) Oliver Schwarz resigned from the Company May 15, 2012.

2011 Compensation

Name and Principal Position	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other	Total
2011 Compensation (1)
George Alvarez, Chief Executive Officer	$350,000	$0	$0	$0	$0	$0	$0	$350,000
Mario Alvarez, Chief Operating Officer	$300,000	$0	$0	$0	$0	$0	$0	$300,000
Isidoro Gutierrez, Chief Admin. Officer	$250,000	$0	$0	$1,133,902	$0	$0	$0	$1,383,902
Kenneth Hobbs, Vice President, Mergers & Acquisitions	$240,000	$0	$0	$240,000	$0	$0	$0	$480,000
Oliver Schwarz, Former Exec. Vice President, Investor Relations	$275,000	$0	$0	$0	$0	$0	$0	$275,000
Colin Tay, President	$0	$0	$35,514	$390,000	$0	$0	$0	$425,514
Carlos Trujillo, (5) Chief Financial Officer	$275,000	$0	$0	$275,000	$0	$0	$0	$550,000
Kenneth L. Waggoner, Exec. Vice President, Legal General Counsel and Secretary	$275,000	$0	$0	$275,000	$0	$0	$0	$550,000

(1) The Company paid cash salaries to officers in 2011. All stock awards are post-reverse stock split awards.

(2) All option awards are at an exercise price of $13 per Share (post-reverse stock split price).

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Series A Common Shares or Units of Stock That Have Not Vested (#)	Market Value of Series A Common Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Series A Common Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Series A Common Shares, Units or Other Rights That Have Not Vested (#)
George Alvarez, Chief Executive Officer	0	0	0	$0	N/A	0	0	0	0
Mario Alvarez, Chief Operating Officer	0	0	0	$0	N/A	0	0	0	0
Isidoro Gutierrez, Chief Administrative Officer	87,223	0	0	$13	07/15/21	0	0	0	0
Kenneth Hobbs, Vice President of Mergers and Acquisitions	18,462	0	0	$13	07/15/21	0	0	0	0
Colin Tay, President	30,000	0	0	$13	07/15/21	0	0	0	0
Carlos Trujillo, Chief Financial Officer and Chief Accounting Officer	21,154	0	0	$13	07/15/21	0	0	0	0
Kenneth L. Waggoner, Executive Vice President Legal, General Counsel and Secretary	21,154	0	0	$13	07/15/21	0	0	0	0
Oliver Schwarz, Former Executive Vice President of Investor Relations	0	0	0	$0	N/A	0	0	0	0

Compensation of Directors

To date, we have not compensated our Directors for their services in their capacity as Directors.

Employment Agreements with Executive Officers and Directors

Until March 31, 2010, we had in effect Independent Contractor Agreements with, Isidoro Gutierrez, Kenneth Hobbs, Colin Tay, Carlos Trujillo and Kenneth L. Waggoner. All of these individuals served as executive officers and/or directors of the Company. Effective April 1, 2010. During 2011 and until January 15, 2012, all executive officers, except Colin Tay, served as employees of the Company at the yearly salaries set forth above in this Item. 11 under the heading entitled “Compensation Discussion and Analysis.” Effective January 16, 2012, these individuals, except Colin Tay, continued to act as executive officers pursuant Independent Contractor Agreements at the same rate of compensation as the yearly salaries set forth above. The compensation called for in the independent contractor agreements was paid utilizing a combination of cash payments and shares of our Series A Common Stock.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay (“Tay Employment Agreement”) to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its senior management team in the future and to issue him 66,909,088 shares of the Company’s Series B Common Stock. The term of the Tay Employment Agreement commenced on November 1, 2010 and ends on December 31, 2013; provided, however, that the term is automatically extended for one additional year on the anniversary of the commencement date and on each anniversary thereafter, unless, not less than 90 days prior to each such date, either Mr. Tay or the Company has given notice to the other that he or it does not wish to extend the term. During the term, Mr. Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held companies of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors. Although the term is retroactive, the issuance of the Series B Shares was not. The Series B Shares were issued on April 12, 2011.

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

2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan.”  We did so pursuant to a resolution of our board of directors and pursuant to a majority written consent of the common stock shareholders. It was implemented pursuant to a definitive information statement filed with the SEC and mailed to the shareholders of our Common Stock.

The material terms of the 2011 SOP are as follows:

(i) The 2011 SOP is to be administered by the Company's board of directors or a committee of the board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the Company's Series A Shares are listed (any administrator, the "Committee");

(ii) An award under the 2011 SOP may consist of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance stock awards, or stock appreciation rights, with the amount and type of any award at the discretion of the Committee;

(iii) Eligible recipients under the 2011 SOP are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries;

(iv) The maximum number of Series A Shares available for issuance under the 2011 SOP is 750,000, no more than 300,000 of which may be awarded other than as options or stock appreciation rights, and no more than 500,000 of which may be awarded to any one participant in any one taxable year of the Company. Shares issued pursuant to an award reduce the maximum Shares remaining available for issuance under the 2011 SOP; however, Shares that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance. In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the 2011 SOP to avoid dilution or enlargement of the rights of participants under any prior award;

(v) The exercise price of any stock option must be at least 100% of the fair market value of a Share on the date of grant (110% with respect to an incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company). Vesting and duration of any option is at the Committee's discretion up to a maximum of 10 years duration (5 years in the case of an incentive option to a participant with more than 10% voting power as described above). Payment of the purchase price upon exercise of any option is to be in cash, except the Committee may accept payment through a broker exercise notice, a net share payment, or other any other form of payment acceptable to the Committee;

(vi) Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan will terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation; and

(vii) The 2011 SOP is non-exclusive and does not limit the power or authority of our board of directors to adopt, modify or terminate the 2011 SOP or such additional compensation arrangements as the board may deem necessary or desirable. The 2011 SOP supersedes and replaces entirely the Company's 2008 SOP. The 2011 SOP terminates by its terms on December 31, 2020, unless earlier terminated by action of the board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 375,000 options to purchase Shares at an exercise price of $13 per Share. The options were issued to eligible recipients under the 2011 SOP. All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

Compensation Committee

Our Board of Directors temporarily serves as our Compensation Committee. Our Board adopted a Compensation Committee Charter.

All members of our Board of Directors were also officers during 2012. All members of our Board had one or more relationships requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers served as a director of another entity whose executive officers served on our board of directors, except that Colin Tay serves as both an executive officer of the Company and he is the sole owner and director of TCP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report, the total number of shares of our Series A Common Stock, our Series B Common Stock, and our Series B Preferred Stock owned beneficially by each of our current and recently resigned Directors and executive officers, individually and as a group, and the present owners of more than 5% of our total outstanding shares. The shareholders listed below have direct ownership of his/hers or its common shares and possesses sole voting and/or dispositive power with respect to their ownership. These holdings are as of the date as close as practicable to the date this Report is filed.

Name & Address of Owner (1)	Series	Amount (2)	% of Class	Total Votes (3)

Officers & Directors
George Alvarez	Series A	55,571	*	55,571
	Series B	0	*	213,309,090
				213,364,661	(4)

Mario Alvarez	Series A	523,345	*	523,345

Isidoro Gutierrez	Series A	4,921,001	2.3%	4,921,001

Kenneth Hobbs (5)	Series A	3,854,694	1.8%	3,854,694
	Series B	20,220,606	50.6%	0	(4)
				3,854,694

Colin Tay (6)	Series A	685,061	*	685,061
	Series B	18,669,091	46.7%	186,690,910
				187,375,971

Carlos Trujillo	Series A	4,392,593	2.1%	4,392,593
	Series B	220,606	*	0	(4)
				4,392,593

Kenneth L. Waggoner	Series A	2,525,124	1.2%	2,525,124
	Series B	220,605	*	0	(4)
				2,525,124

All Officers & Directors as a Group
	Series A	16,957,389	8.0%	16,957,389
	Series B	39,330,908	98.0%	400,000,000	(4)
			68.2% (7)	416,957,389

Other Beneficial Owners of Greater Than 5%
Ironridge Global (8)	Series A	(9)	< 9.9%
	Series B Preferred (10)	285	100%	0

Antonios Isaac (11)	Series A	(12)

*Less than one percent.

(1) Unless otherwise noted, the address of each holder is 5950 La Place Court, Suite 160, Carlsbad, California 92008. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) Under Rule 13-d of the Exchange Act, shares of our stock, whatever the Series, not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

(3) Each share of Series B Share has voting rights equal to ten Series A Shares.

(4) George Alvarez holds irrevocable proxies to vote: (i) 22,220,606 Series B Shares owned by Kenneth Hobbs; (ii) 220,606 Series B Shares owned by Carlos Trujillo; (iii) 220,605 Series B Shares owned by Kenneth L. Waggoner; and (iv) 669,092 Series B Shares owned by 43 other shareholders of Series B Shares in the aggregate.

(5) Includes 2,129,520 Series A Shares beneficially owned by an Individual Retirement Account of which Kenneth Hobbs is the beneficiary.

(6) Includes Shares issued to TCP, of which Colin Tay is the sole shareholder and director, including Shares TCP has transferred to two investment funds of which Mr. Tay has a beneficial interest.

(7) Total voting power of officers and directors as a percentage of total voting power of the Company, taking into account ten to one voting power of Series B Shares.

(8) Includes the interests of both Ironridge Global (as to Series A Shares) and Ironridge Technology (as to Series B Preferred Shares).

(9) Ironridge Global has been issued a total of 73,595,000 Series A Shares in increments of 1,170,000, 2,225,000, 4,800,000, 2,800,000, 2,600,000, 9,000,000, 9,000,000, 10,000,000, 12,000,000, and 20,000,000 Shares. As of each issuance, Ironridge Global has represented to us that the issuance in question will not cause the total Series A Shares owned by Ironridge Global to exceed 9.99% of the total Series A Shares that will then be issued and outstanding.

(10) Series B Preferred Shares have no voting rights.

(11) Includes Series A Shares issued to or on behalf of Isaac, of which Antonios Isaac is the sole shareholder.

(12) Antonios Isaac and Isaac each filed a separate SEC Form 3 on March 17, 2010 disclosing that each became a Reporting Person on August 11, 2009 and December 9, 2009, respectively.  We have issued to or on behalf of Isaac a total of 23,026,605 Shares pursuant to the stock purchase agreements and promissory notes between the Company and Isaac described in this Report.  Neither Isaac nor Antonios Isaac has filed any SEC Form 4 disclosures as to any issuance after December 9, 2009.  We are unable to determine whether Antonios Isaac or Isaac remained a Reporting Person as of the date of any issuance, or how many Shares either holds as of the date of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as indicated below, since January 1, 2009 there have been no transactions, nor are there any currently proposed transactions, to which we were or are to be a participant in which the amount involved exceeds $48,717 (1% of the average of our total assets as of December 31, 2011 and December 31, 2012), and in which any Director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any series of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The Company has the following material related party transactions:

	December 31,	December 31,
	2012	2011
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$25,000
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	81,343	–
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Note payable dated December 10, 2012, 10% per annum interest	200,000	0
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum, and is in default	447,306	–
Total	$1,129,122	$425,000

Accrued interest, as of December 31, 2012 and 2011 due to related parties was $118,241 and $83,778, respectively.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	December 31,	December 31,
	2012	2011
Advances to VelaTel	$785,715	$244,517
Advances to Gulfstream Seychelles	40,130	40,740
Advances to Zapna
	$825,845	$285,257

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

Pursuant to the Trussnet Delaware Professional Services Agreement, we agreed to pay Trussnet Delaware for its professional services at its standard hourly rates or based upon fixed fees for specific professional services. As of October 1, 2009, we owed Trussnet Delaware in excess of $47 million. Trussnet Delaware advanced funds for our operations in anticipation of our receiving additional funding. On October 1, 2009, Trussnet Nevada and Trussnet Delaware entered into a First Amendment of the Agreement for Professional Services. Among other things, the First Amendment to Trussnet Delaware Professional Services Agreement required Trussnet Nevada to commence paying for the services Trussnet Delaware provided in connection with the Chinacomm Network at the rate of $10,000,000 per month, until Trussnet Nevada’s outstanding invoices to Trussnet Delaware was paid in full. The amounts due were to be paid through the issuance of Series A Shares in accordance with the provisions of the First Amendment to Trussnet Delaware Professional Services Agreement.

The Company has issued 908,906 Shares to Trussnet Delaware for $47,017,934 of professional services it rendered to the Company. Trussnet Delaware has been paid in full for the services rendered to the Company in connection with the Trussnet Delaware Professional Services Agreement.

Except for the extension of credit for services performed, we believe that Trussnet Delaware provided all such services at prices and on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties.

Trussnet Delaware subcontracted certain professional services developing applications software for the Chinacomm Network to Trussnet ADC Co. Inc. Our President, Colin Tay, was formerly the chief executive officer of Trussnet ADC Co. Inc. through 2009. He no longer has any involvement in the management or ownership of Trussnet ADC Co. Inc.

We acquired our option to purchase a 49% equity interest in Chinacomm Cayman from TCP, of which Colin Tay is the sole director and stockholder. We believe that purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties. Mr. Tay abstained from voting as a member of the Company’s Board of Directors in connection with this transaction, including all modifications thereto.

During 2009, Antonios Isaac, individually and through Negotiart, Inc. received 115,000 Shares for professional services rendered to the Company as an independent contractor. During 2010 and 2011, Isaac has been issued a total of 1,137,963 Shares and 1,137,963 warrants pursuant to the Isaac SPA, the A&R Isaac SPA and the Second A&R Isaac SPA.

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

Director Independence

We currently do not have any independent directors on our Board of Directors. The Company believes strongly in the value of independent directors and the benefits independent directors bring to the Company. The Company intends to explore the opportunity of identifying and retaining at least three independent directors, once the Company has obtained additional capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

On March 9, 2011, we retained the services of Kabani & Company, Inc. (“Kabani”) as the independent registered public accounting firm of the Company.

Audit Fees: This category includes the audit of our annual Financial Statements in connection with our Form 10-K Annual Reports, review of Financial Statements included in our Form 10-Q Quarterly Reports and services that are normally provided by our independent registered accounting firms related thereto. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim Financial Statements. The aggregate fees billed by the independent registered accounting firms for the period ended December 31, 2012 for professional services for the audit of our Financial Statements as of December 31, 2011 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $125,000 and $165,051 for 2012 and 2011, respectively.

Audit-Related Fees: This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. RBSM and Kabani did not perform any audit-related services for us during 2011 and 2010.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. We paid Kabani $8,000 and $18,000 during 2012 and 2011, respectively, for services for tax compliance, tax advice, and tax planning.

All Other Fees: This category consists of fees for other miscellaneous items. We did not pay Kabani any other fees during 2012 and 2011.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. Any such approval by the Audit Committee is disclosed to the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No .	Description of each Exhibit and incorporation by reference to any prior Report where the same Exhibit has already been attached to that Report. Reference to VelaTel Global Communications, Inc. and its prior name, China Tel Group, Inc., are to “the Company.”

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011].
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011].
3.5	Certificate of Change with the Nevada Secretary of State which occurred on July 18, 2012 (Filed on July 23, 2012) [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 20, 2012].

Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.3	Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].
10.4	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]

Contracts Related to Chinacomm Joint Venture
10.5	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.6	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2011].
10.7	Subscription and Shareholder’s Agreement relating to Chinacomm Cayman, dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011].
10.8	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011].
10.9	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009].
10.10	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011].

Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.11	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.12	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010].
10.13	Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010].

Contracts Related to Golden Bridge Joint Venture
10.14	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010].

Contracts Related to Sino Crossing Joint Venture
10.15	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd. and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010].
10.16	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].

Contracts Related to VN Tech Joint Venture
10.17	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011].
10.18	Amended and Restated Subscription and Shareholder Agreement, dated April 22, 2012, between Gulfstream Capital Partners, Ltd., Luo Hongye, and Shenzhen VN Technologies Co., Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012].

Contracts Related to Equity and Convertible Debt Instruments
10.19	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.20	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.21	Amended and Restated Loan Agreement, dated April 25, 2012, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012].
10.22	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].
10.23	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.24	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.25	Amended and Restated Loan Agreement between the Company and Isaac dated April 25, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012].
10.26	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012].
10.27	Promissory Note entered into between the Company and the Kevin J. Morrell Revocable Trust dated February 24, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012].
10.28	Line of Credit Promissory Note between the Company and David S. McEwen dated April 26, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012].
10.29	Promissory Note, dated February 24, 2012, between the Company and Viking Retirement Assets Custodian, FBO Kenneth Hobbs IRA [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012].

Contracts related to NGSN
10.30	Business Agreement with NGSN and the Company dated October 21, 2011 [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
10.31	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co., Ltd. (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].

Contracts related to Aerostrong
10.32	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011 [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].
10.33	Strategic Business Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012 [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].

Contracts related to Zapna
10.34	Stock Purchase Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, ApS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012].
10.35	Pledge Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, ApS, and Horwitz, Cron & Armstrong, LLP [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012].

Contracts related to Herlong
10.36	Business Cooperation Agreement, dated December 6, 2011, between the Company, 7L Capital Partners Emerging Europe LP and other shareholders, to acquire 75% equity interest in Herlong Investments Limited [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
10.37	Software Purchase Contract, dated May 10, 2012, between the Company, Herlong Investments Limited, and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2012].
10.38	Equipment Contract, dated May 10, 2012, between the Company, Montenegro Connect, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011].
10.39	Equipment Contract, dated May 10, 2012, between the Company, Novi-Net, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011].

10.40	Contracts related to Ironridge
10.41	Stipulation for Settlement of Claims, dated July 5, 2012, between the Company and Ironridge Global IV, Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012].
10.43	Stock Purchase Agreement, dated December 14, 2012, between the Company and Ironridge Technology Co., a division of Ironridge Global IV, Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012].
10.42	Waiver Agreement related to the Ironridge Technology SPA between the Company and Ironridge Technology [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2012].

Contracts related to China Motion Telecom
10.43	Stock Purchase Agreement, dated November 27, 2012, between the Company, through its wholly owned subsidiary Gulfstream Capital Partners Ltd., China Motion Telecom International Limited (“Listco”), Listco’s wholly owned subsidiary China Motion Holdings Limited (“Holdings”), and Holdings’ 95% subsidiary ChinaMotion InfoServices Limited [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 27, 2012].
10.44	First Amendment to the China Motion SPA, dated February 14, 2013 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2013].
10.45	Second Amendment to the China Motion SPA, dated March 3, 2013, [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 8, 2013].

31.1	Certifications filed with this Report on Form 10-Q for the Period Ended September 30, 2012
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

99.1	Temporary Hardship Exemption
99.2	China Tel Group, Inc. 2011 Stock Option and Incentive Plan dated May 10, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2011]
101.INS	Temporary Hardship Exemption†
101.SCH	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Schema*
101.DEF	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Definition Linkbase*
101.PRE	XBRL Taxonomy Extension Label Linkbase*

†	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VelaTel Global Communications, Inc.
Date: May 17, 2013	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of Registrant and in the identified capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer	May 17, 2013
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	May 17, 2013
Carlos Trujillo

VELATEL GLOBAL COMMUNICATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VelaTel Global Communications, Inc.

(Formerly China Tel Group, Inc.)

We have audited the accompanying consolidated balance sheets of VelaTel Global Communications, Inc. and its subsidiaries (formerly China Tel Group, Inc.) (“the Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, deficiency and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of the Company, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. The Company has incurred a net loss of $45,601,292 for the year ended December 31, 2012, cumulative losses of $298,347,524 since inception, a negative working capital of $34,972,850 and a stockholders’ deficiency of $36,566,868. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

May 17, 2013

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$207,903	$183,457
Accounts receivable, net of provision for doubtful accounts of $6,500 and $0	446,463	–
Receivables, other	67,954	–
Prepaid expenses and other current assets	98,575	1,078,515
Assets held for sale/discontinued operations	4,677,490	7,773,310
Total current assets	5,498,385	9,035,282

Property, plant and equipment, net of accumulated depreciation of $897,971 and $580,248 as of December 31, 2012 and 2011, respectively	409,170	96,440

Other assets:
Intangible assets, net of accumulated amortization of $209,716 and $143,305 as of December 31, 2012 and 2011, respectively	819,150	–
Investments	–	3,695,000
Deposits	639,654	7,592
Total other assets	1,458,804	3,702,592

Total assets	$7,366,359	$12,834,314

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$12,954,218	$7,966,768
Due to officers and related parties	825,845	285,257
Notes payable, related party	1,129,122	425,000
Notes payable, current portion	9,075,373	6,289,474
Convertible debentures, net	298,923	419,757
Notes payable, other	821,735	829,893
Derivative liability	6,393,863	220,914
Liabilities of discontinued operations	8,972,156	6,252,374
Total current liabilities	40,471,235	22,689,437

Notes payable, net of current portion	3,450,122	–
Mandatory redeemable Series B common stock; $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 1,338,182 issued and outstanding as of December 31, 2012 and 2011, respectively,	11,870	73,715

Total liabilities	43,933,227	22,763,152

Stockholders' deficiency:
Preferred stock, Series B; no par value, 2,500 shares authorized, 120 and 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively	–	–
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 105,153,206 and 6,672,115 shares issued and outstanding as of December 31, 2012 and 2011, respectively	105,153	6,672
Additional paid in capital	263,199,856	244,043,954
Common stock in escrow	(178,664)	(178,664)
Accumulated other comprehensive loss	(69,398)	–
Accumulated deficit	(298,347,524)	(253,660,984)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(35,290,577)	(9,789,022)

Non controlling interest	(1,276,291)	(139,816)

Total deficiency	(36,566,868)	(9,928,838)

Total liabilities and deficiency	$7,366,359	$12,834,314

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

REVENUE	$1,877,285	$–
Cost of revenue	1,210,328	3,205
Gross profit (loss)	666,957	(3,205)

OPERATING EXPENSES:
Selling, general and administrative expenses	11,267,766	12,884,765
Impairment of investments	3,919,000	–
Impairment of property, plant and equipment	7,001,870	–
Impairment of goodwill	273,048	–
Depreciation and amortization	224,385	234,198
Research and development costs	134,265	6,317,287
Total operating expenses	22,820,334	19,436,250

Net loss from operations	(22,153,377)	(19,439,455)

OTHER INCOME (EXPENSES):
Other income (expenses)	82,997	48,103
Gain (loss) on settlement of debt	(10,822,764)	–
Gain (loss)on foreign currency transactions	(3,853)	(216)
Gain (loss) on change in fair value of debt derivative	(4,039,616)	(71,666)
Interest expense	(1,375,843)	(619,202)
Total other income (expense)	(16,159,079)	(642,981)

Loss from continuing operations	(38,312,456)	(20,082,436)

Discontinued operations:
Loss from operations of discontinued operation	(7,288,836)	(1,710,242)

Net loss	(45,601,292)	(21,792,678)

Loss attributed to non controlling interest	2,448,085	85,512

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(43,153,207)	$(21,707,166)

Net loss per common share (basic and fully diluted) - continuing operations	$(1.27)	$(3.74)
Net loss per common share (basic and fully diluted) - discontinued operations	$(0.26)	$(0.32)
Weighted average number of shares outstanding, basic and fully diluted	28,213,128	5,344,895

Comprehensive Loss:
Net Loss	$(45,601,292)	$(21,792,678)
Foreign currency translation gain	(69,398)	–

Comprehensive Loss:	(45,670,690)	(21,792,678)
Comprehensive loss attributable to the non controlling interest	2,448,085	85,512
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(43,222,605)	$(21,707,166)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIENCY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	VELATEL GLOBAL COMMUNICATIONS, INC.
	Preferred stock		Common stock		Common	Additional		Other		Non
	Series B		Series A		Stock	Paid in	Prepaid	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deposit	Income (Loss)	Deficit	Interest	Deficiency
Balance, December 31, 2010	–	$–	4,399,748	$4,400	$2,158,000	$205,585,108	$–	$–	$(231,953,818)	$(54,304)	$(24,260,614)

Common stock subscription received	–	–	–	–	6,017,000	–	–	–	–	–	6,017,000
Issuance of Series A common stock for convertible debentures and related interest	–	–	130,564	130	–	2,196,237	–	–	–	–	2,196,367
Issuance of Series A common stock issued in settlement of accounts payable	–	–	1,015,671	1,016	–	20,437,440	–	–	–	–	20,438,456
Issuance of Series A common stock issued in exchange for services rendered	–	–	24,232	24	–	348,393	–	–	–	–	348,417
Sale of Series A common stock	–	–	937,887	938	(8,175,000)	9,730,062	–	–	–	–	1,556,000
Issuance of Series A common stock issued in settlement of deposit	–	–	14,013	14	–	178,650	(178,664)	–	–	–	–
Issuance of Series A common stock in December 2011 for investment in Azur Capital	–	–	150,000	150	–	1,244,850	–	–	–	–	1,245,000
Stock based compensation	–	–	–	–	–	4,323,214	–	–	–	–	4,323,214
Net loss	–	–	–	–	–	–	–	–	(21,707,166)	(85,512)	(21,792,678)

Balance, December 31, 2011	–	–	6,672,115	6,672	–	244,043,954	(178,664)	–	(253,660,984)	(139,816)	(9,928,838)

Issuance of Series B preferred stock for deposit	120	600,000	–	–	–	–	–	–	–	–	600,000
Beneficial conversion feature associated with Series B preferred stock	–	(600,000)	–	–	–	–	–	–	(1,533,333)	–	(2,133,333)
Issuance of Series A common stock in exchange for convertible debentures and related interest	–	–	16,326	16	–	154,108	–	–	–	–	154,124
Issuance of Series A common stock in settlement of accounts payable	–	–	37,385,654	37,386	–	11,645,572	–	–	–	–	11,682,958
Issuance of Series A common stock in settlement of debt	–	–	60,848,955	60,849	–	2,348,274	–	–	–	–	2,409,123
Issuance of Series A common stock for settlement	–	–	63,489	63	–	196,752	–	–	–	–	196,815
Issuance of Series A common stock for investment in Zapna	–	–	66,667	67	–	199,933	–	–	–	–	200,000
Issuance of Series A common stock for investment in VN Tech	–	–	100,000	100	–	223,900	–	–	–	–	224,000
Value of warrants issued	–	–	–	–	–	4,387,363	–	–	–	–	4,387,363
Other comprehensive loss and foreign currency translation loss	–	–	–	–	–		–	(69,398)	–	–	(69,398)
Acquisition of Hurlong and Zapna	–	–		–	–		–	–	–	1,311,610	1,311,610
Net loss	–	–	–	–	–	–	–	–	(43,153,207)	(2,448,085)	(45,601,292)

Balance, December 31, 2012	120	$–	105,153,206	$105,153	$–	$263,199,856	(178,664)	$(69,398)	$(298,347,524)	$(1,276,291)	$(36,566,868)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,601,292)	$(21,792,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760,951	234,198
Impairment of investments	3,919,000	–
Impairment of assets	10,286,459
(Gain) loss on settlement of debt	10,822,764	(40,250)
(Gain) loss on change in fair value of debt derivative	4,039,616	71,666
Common stock issued in exchange for services	–	348,417
Stock based compensation	–	4,323,214
Allowance for (recovery of) bad debts	3,337	(16,348)
(Increase) decrease in:
Accounts receivable	(49,954)	(40,056)
Inventory	(132,581)	(1,170,732)
Prepaid expenses and other current assets	1,069,837	(2,196,256)
Increase (decrease) in:
Accounts payable and accrued liabilities	12,555,857	8,771,683
Unearned revenue	–	(2,536)
Net cash used in operating activities	(2,326,006)	(11,509,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,782,755)	(766,835)
Purchase of intangible assets	(92,660)
Cash paid for purchase of subsidiaries	(669,061)	–
Cash received with acquisitions	663,226	–
Net cash used in investing activities	(1,881,250)	(766,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on advances from officers	540,948	(369,817)
Proceeds from the sales of Series A common stock	–	7,573,000
Proceeds from issuance of notes payable	2,631,317	6,349,948
Payments on notes payable	(8,158)	(1,110,927)
Proceeds from issuance of notes payable, related party	1,116,714	–
Payments on notes payable, related party	(24,527)	(9,750)
Net cash provided by financing activities	4,256,294	12,432,454

Effect of currency rate change on cash	(24,592)	–

Net increase in cash and cash equivalents	24,446	155,941

Cash and cash equivalents, beginning of the period	183,457	27,516
Cash and cash equivalents, end of the period	$207,903	$183,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,443,020	29,129
Cash paid during the period for taxes	$7,941	$23,469

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$15,781,897	$22,813,487
Common stock issued for acquisitions	$424,000	$–
Common stock issued for services rendered	$–	$348,417
Common stock issued for investment	$224,000	$1,245,000
Note payable issued for equipment	$5,501,870	$3,589,052

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying Consolidated Financial Statements follows:

General

The accompanying Consolidated Financial Statements of VelaTel Global Communications, Inc. (formerly China Tel Group, Inc.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Capital Structure

The Company’s capital stock consists of three series of its stock that are authorized: (i) Series A common stock (“Series A Common Stock,” “Series A Shares” or “Shares”); (ii) Series B common stock (“Series B Common Stock” or “Series B Shares”); and (iii) Series B Convertible and Redeemable Preferred Stock (“Series B Preferred Shares”). Series A Common Stock, together with Series B Common Stock, are collectively referred to in these Notes as “Common Stock.”

Shares of the Company’s Series A Common Stock are quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. under the symbol “OTCQB:VELA.” Shares of Series B Common Stock do not participate in any declared dividends, have no rights upon liquidation of the Company and have no conversion rights into shares of Series A Common Stock.

Each share of Series B Common Stock has the right to cast ten votes for each action on which each share of Series A Common Stock has a right to vote. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares.

On December 14, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations of Preferences, Rights and Limitations of the Company’s Series B Preferred Shares (“Certificate of Designations”). They are as follows:

Designation, Amount and Par Value. The Company has previously authorized a total of 25,000,000 shares of its Preferred Stock with a par value $0.001. The Company has previously designated 20,000,000 shares as Series A Preferred Stock, of which 0 shares are issued and outstanding. The Certificate of Designations covers 2,500 shares of the Company’s Preferred Stock designated as Series B Preferred Stock. The number of Series B Preferred Shares designated as such will not be increased without consent of the shareholders of Series B Preferred Shares that may be required by law.

Ranking. The Series B Preferred Shares will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (i) senior with respect to dividends and rights upon liquidation than Series A Shares; and (ii) junior to all existing and future indebtedness of the Company.

Voting. Without the affirmative approval of the Holders of a majority of the Series B Preferred Shares (voting as a class), the Company may not: (i) authorize or issue any class stock that is not junior to the Series B Preferred Shares in right of dividends and/or liquidation; (ii) change the rights given to Series B Preferred Shares; (iii) liquidate, dissolve or wind-up the business of the Company (collectively “Liquidate”); or (iv) effect any merger, consolidation or similar transaction the effect of which the capital stock of the Company would not constitute a majority of the voting power of the capital stock of the surviving entity (“Deemed Liquidation Event”). Except as required by law or as set forth in this paragraph, shareholders of Series B Preferred Shares have no right to vote on any matters regarding the Company, including election of its Directors.

Dividends and Other Distributions. Holders are entitled to receive dividends on each outstanding Series B Preferred Share from its date of issuance at a rate equal to 2.50% per annum, based on a 365-day year, compounded annually. Dividends are payable as and if declared by the Company’s Board of Directors in its sole discretion. So long as any Series B Preferred Shares are outstanding, no dividends or other distributions will be paid, delivered or set apart with respect to shares of the Series A Shares unless accrued dividends are first paid to Holders of all outstanding Series B Preferred Shares. No Series A Shares will be redeemed while any Series B Preferred Shares are outstanding.

Liquidation. Upon any Liquidation, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the shareholders of Series A Shares, the Holders of Series B Preferred Shares will be entitled to be paid out of the Company’s assets available for distribution to the Company’s stockholders $10,000 per Series B Preferred Share, plus any accrued but unpaid dividends thereon (collectively “Series B Liquidation Value”).

Redemption. The Company may redeem any whole number or all of its Series B Preferred Shares at any time 18 years after each issuance date at a “Corporation Redemption Price” equal to the Series B Liquidation Value. Prior to 18 years after each issuance date, the Company may redeem any whole number or all of the Series B Preferred Shares at a price per share (“Early Redemption Price”) equal to the sum of the following: (i) 100% of the Corporate Redemption Price; plus (ii) the Embedded Derivative Liability (as defined in the Certificate of Designations); less (iii) any dividends that have been paid. In addition, if the Company Liquidates or engages in any Deemed Liquidation Event, it must redeem all Series B Preferred Shares at the Early Redemption Price

Payment in Cash or Series A Shares. Upon the Company’s election to redeem any Series B Preferred Shares, the Company is required to pay the Holder either the Corporation Redemption Price or the Early Redemption Price, as the case may be, in cash. The Company may pay dividends and any Embedded Derivative Liability, at its election, (i) in cash ; or (ii) in Series A Shares registered under a current and effective Registration Statement, valued at 81.0% of the closing bid price of the Series A Shares on the date of delivery of the dividend or redemption payment, not to exceed the closing bid price on any trading day beginning 30 trading days prior to the applicable date of determination and ending 30 trading days after the applicable date of determination (“Equity Conditions Measuring Period”).

Conversion. One or more Series B Preferred Shares may be converted into Series A Shares (“Conversion Shares”) at the option of a shareholder of any Series B Preferred Shares, or by the Company. Upon a conversion, the Company is required to issue a number of Conversion Shares equal to: (i) the Early Redemption Price; multiplied by (ii) the number of Series B Shares subject to conversion; divided by (iii) $0.20 per Series A Share (“Conversion Price”). Conversion rights are subject to a limitation that at no time shall the issuance of Conversion Shares, aggregated with all other Series A Shares then beneficially owned by a shareholder result in that shareholder owning more than 9.99% of all Series A Shares then outstanding (“Conversion Limitation”). As to a conversion by the Company, an additional Conversion Limitation is that the Company may not convert more than 30 Series B Shares during any Equity Conditions Measuring Period. The Company may convert Series B Preferred Shares only if the closing bid price of Series A Shares exceeds 300% of the Conversion Price for 20 consecutive trading days preceding the conversion. Each conversion by the Company is also subject to other “Equity Conditions” (as defined in the Certificate of Designations), including that a minimum of $3.0 million in aggregate trading volume has traded during the 20 trading days preceding the conversion.

Adjustments for Stock Splits. The Conversion Price and certain other variable metrics used in calculating the Embedded Derivative Liability are subject to upward or downward adjustment in the event of forward or reverse stock split of the Series A Shares, solely to maintain the proportionality intended under the Certificate of Designations.

Reverse Stock Split

On July 10, 2012, the Company’s Board of Directors (“Board”) confirmed and finalized the terms of a reverse stock split whereby the number of: (i) issued shares of Series A Common Stock; (ii) authorized Series A Common Stock; (iii) issued shares of Series B Common Stock; and (iv) authorized Series B Common Stock would all be reduced by a ratio of 100:1 (“Reverse Stock Split”). The Board had previously approved the Reverse Stock Split by a Unanimous Written Consent of the Board effective March 20, 2012, subject to an approval process through the Financial Industry Regulatory Authority (“FINRA”). FINRA approval having been obtained (subject only to filing a Certificate of Change with the Nevada Secretary of State) and shareholder approval not being required, the Board approved the filing of the Certificate of Change with the Nevada Secretary of State, which occurred on July 18, 2012. The Reverse Stock Split became effective upon confirmation of FINRA approval on July 23, 2012.

The Reverse Stock Split did not adjust the number of shares of Preferred Stock either authorized or issued and outstanding. As of the effective date of the Reverse Stock Split, 0 shares of Preferred Stock had been issued.

All presentation in the Company’s Consolidated Financial Statements (including these Notes) of common stock transactions (including warrants, options or other derivatives convertible into common stock) that occurred or were accounted for prior to the effective date of the Reverse Stock Split have been adjusted to the post-reverse number of shares and/or price per share.

Increase in the Number of Authorized Shares of the Company’s Series A and B Common Stock

On July 10, 2012, the Board approved an increase in the number of authorized shares of Series A Common Stock and shares of Series B Common Stock available for issuance immediately following the Reverse Stock Split by a ratio of 50 for 1, whereby the total number of authorized shares of Series A Common Stock increased to 1,000,000,000 and the total number of authorized shares of Series B Stock increased to 100,000,000 (“Increase in Authorized Shares”). The Company’s Board of Directors fixed July 10, 2012, as the record date (“Record Date”) for determining the shareholders entitled to give their written consent to the Increase in Authorized Shares.  On July 10, 2012 and pursuant to section 78.320 of the Nevada Revised Statutes (“NRS”), the Company received a written consent (“Majority Written Consent”) of shareholders holding 220,738,375 shares of Common Stock, representing 56.8% of the total possible votes outstanding, to amend the Company’s Articles of Incorporation to effectuate the Increase in Authorized Shares.  Specifically, shareholders of 86,920,198 (pre-reverse) Series A Shares (with a power of one vote per share) and 133,818,177 (pre-reverse) Series B Shares (with a power of ten votes per share), equaling 56.8% of the total voting power of all of the Common Stock issued and outstanding as of the Record Date, cast votes in favor of the Increase in Authorized Shares. All necessary corporate approvals having been obtained, a Definitive Information Statement was furnished to the Company’s shareholders solely for the purpose of providing advance notice to the Company’s shareholders of the Increase in Authorized Shares, as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Definitive Information Statement was mailed to the Company’s shareholders on August 8, 2012. Under Section 14(c) of the Exchange Act and Rule 14c-2 promulgated thereunder, approval of Increase in Authorized Shares became effective 20 days after mailing the Definitive Information Statement. On August 29, 2012, the Company filed a Certificate of Amendment with the Nevada Secretary of State finalizing the Increase in Authorized Shares.

Corporate Formation and Subsidiaries

The Company was incorporated under the name Mortlock Ventures, Inc. pursuant to the laws of the State of Nevada on September 19, 2005 for the purpose of acquiring and developing mineral properties. During the quarter ended March 31, 2008, the Company changed its business and commenced concentrating on the telecommunications industry. The Company changed its name to China Tel Group, Inc. on April 8, 2008 and acquired Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), on May 21, 2008. The Company changed its name to “VelaTel Global Communications, Inc.” on July 25, 2011.

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, Trussnet Nevada, Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”), Beijing Yunji Technology Co., Ltd., a Peoples Republic of China (“PRC” or “China”) corporation (“Beijing Yunji”), the Company’s majority owned subsidiary, VelaTel Peru, S.A., formerly known as “Perusat, S.A.,” a Peru corporation (“VelaTel Peru”), a 75% equity interest of Herlong Investments, Ltd., a Cyprus corporation, and its two wholly owned subsidiaries, (collectively, “Herlong”), Novi-Net, d.o.o., a Croatian corporation (“Novi-Net”) and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”) and a 75% equity interest in Zapna, ApS, a Danish corporation (“Zapna”). All significant intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of 2012, the Company commenced its planned operations as it deployed its first wireless broadband telecommunications network in Peru. Prior to that and from the Company’s inception, it was a development stage company as defined by the ASC subtopic 915 Development Stage Entities. The Company accumulated a deficit during its development stage of $253,600,984. Effective January 1, 2012, the Company is no longer a Development Stage Entity.

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  ASC Topic 280 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.  All revenue is from telecommunications operations.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s Consolidated Financial Statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results could differ from the Company’s estimates.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. Allowance for doubtful accounts at December 31, 2012 and December 31, 2011 were $6,500 and $0, respectively.

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

Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment. ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended December 31, 2012, the Company evaluated the recoverability of its long-lived assets and took a write down of $7,001,870.

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

As a result of the acquisition of VelaTel Peru on April 15, 2009, the Company acquired intangible assets in the aggregate amount of $1,132,647.

The Company allocated $124,357 to identifiable intangible assets including developed software. The remaining $1,008,290 was allocated to goodwill.

As a result of the acquisition of Herlong and Zapna in 2012, the Company acquired the following intangible assets:

Workforce	$65,720
Customer list	159,212
Telecom licenses	535,169
Goodwill	285,508

The Company amortized its identifiable intangible assets over the period which the asset is expected to contribute to future cash flows. The estimated useful life of developed software is ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company accounts for and reports acquired goodwill and other intangible assets under ASC subtopic 350-10, Intangibles, Goodwill and Other. In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations. During the year ended December 31, 2012, the Company evaluated the recoverability of its intangible assets and took an impairment charge of $273,048, which represents the entire goodwill balance generated from the Zapna acquisition..

Functional Currency

A majority of the transactions of VelaTel Peru are in US Dollars; accordingly, this subsidiary’s functional currency is the US Dollar. The accounts of Zapna are maintained in Danish Kroner, the accounts of Novi-Net are maintained in Croatian Kuna, the accounts of Herlong and Montenegro Connect are maintained in the Euro, and the accounts of China Motion are maintained in Hong Kong Dollars. The accounts of these foreign subsidiaries were translated into US Dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at historical rates and statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred. Advertising costs for the three months ended December 31, 2012 and 2011 were $12,330 and $22,177, respectively, and for the twelve months ended December 31, 2012 and 2011 were $37,491 and $27,605, respectively.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”).  Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-life intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU No. 2012-02, as permitted, for its annual impairment test for its fiscal year ended December 31, 2012. The adoption did not have a material impact on the company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

NOTE 2       GOING CONCERN MATTERS

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $45,601,292 for the twelve months ended December 31, 2012. In addition, the Company had negative working capital of $34,972,850 and a total deficiency of $36,566,868 as of December 31, 2012.

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

To attain profitable operations, management continues to focus its efforts on the deployment and operation of wireless broadband networks and related businesses. The Company typically contributes its technical expertise in deploying and operating wireless broadband networks, as well as the capital required to deploy the networks, in exchange for its equity interest in each project. The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future. Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay or abandon some or all of its business plans.

The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3       PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, at December 31, 2012 and 2011 are comprised of the following:

	December 31, 2012	December 31, 2011

Prepaid taxes	$98,575
Purchase prepaid expenses		$1,078,515
	$98,575	$1,078,515

NOTE 4       INVESTMENTS

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related subscription and shareholder agreements, collectively the “Sino Crossings Agreements.”  Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed but unimproved by infrastructure equipment fiber optic cable located in China with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the “Sino Crossings Network.”  On December 2, 2010, the Company issued to Azur 90,000 shares of its Series A Common Stock valued at $1,431,000.

The Company expects to utilize the fiber for the same purposes for its China based projects, but at a discount compared to amounts charged to third party telecommunication providers. On December 2, 2011, the Company and Azur amended their agreement to require Azur to undertake additional duties. On that same date, the Company issued to Azur 150,000 additional shares of its Series A Common Stock valued at $1,230,000. The Company will record its equity interest in the profit and loss of the operating company to be formed pursuant to the Sino Crossings Agreements once the entity is formed and operations commence.

On July 13, 2012, Azur served a Notice of Arbitration against the Company.  The claim was filed with the Hong Kong International Arbitration Centre and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules for breach of the Sino Crossings Agreements.  The claim alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters. During the year ended December 31, 2012, the Company wrote off its entire investment in the Sino Crossings joint venture of $2,661,000 which is included in “impairment of investments” in the accompanying statement of operations.

VN Tech Fuel Cell Business

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated VN Tech Subscription and Shareholder Agreement with VN Tech and Luo (“VN Tech Amended Shareholder Agreement”). Under the VN Tech Amended Shareholder Agreement, the parties deemed it no longer necessary to form a WOFE in connection with this transaction. Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech Amended Shareholder Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech. In addition, under the VN Tech Amended Shareholder Agreement, the consideration the Company is paying Luo instead of VN Tech is increased from 50,000 to 100,000 shares of the Company’s Series A Common Stock. The terms of the VN Tech Amended Shareholder Agreement are otherwise similar, but not identical to, the VN Tech Shareholder Agreement, which the VN Tech Amended Shareholder Agreement supersedes entirely.

The VN Tech Amended Shareholder Agreement became effective on April 22, 2012, when it was signed by all parties. All transfers of stock and other formalities described in the VN Tech Amended Shareholder Agreement are considered contractual obligations subsequent and not conditions precedent to the rights and obligations of the parties contemplated in the VN Tech Amended Shareholder Agreement. On April 22, 2012, the Company issued 100,000 shares of the Company’s Series A Common Stock valued at $224,000 to Luo pursuant to the VN Tech Amended Shareholder Agreement. As of December 31, 2012, the Company made the determination that the full amount of this investment was impaired.

NOTE 5       INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the years ending December 31, 2012 and 2011, the Company recorded amortization of $66,411 and $21,537, respectively, as a charge to current period operations.

Amortization expense for the years ending December 31, 2013 to 2017 is estimated to be approximately $66,000 per year.

NOTE 6       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	December 31, 2012	December 31, 2011
Accounts payable and accrued compensation	$12,030,680	$7,209,047
Accrued interest on indebtedness	923,538	514,975
Attorney fees and court costs	218,979	242,746
	$12,954,218	$7,966,768

NOTE 7       CONVERTIBLE NOTES

Convertible notes as of December 31, 2012 and 2012 are comprised of the following:

	December 31,	December 31,
	2012	2011
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $95.00 per Share. The Company is currently in default.	$80,000	$200,834

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

Total	298,923	419,757
Less current maturities	(298,923)	(419,757)
Long term portion	$–	$–

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

Even though the Convertible Notes and Amended and Convertible Notes are in default, they continue to accrue simple interest at the rate of 10% per annum.

NOTE 8       NOTES PAYABLE

Notes payable at December 31, 2012 and 2012 were comprised of the following:

	December 31,	December 31,
	2012	2011
Note payable, dated December 12,2012; due June 12, 2013 unsecured and accrues interest at 8% per annum	$103,500	$
Note payable, due January 1, 2015, secured by equipment; interest at LIBOR (at rate of 0.5142% at December 31, 2012) plus 2.5% per annum with three semi-annual principal payments beginning January 1, 2014	5,501,870	–
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum, and is in default	684,210	–
Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum, and is in default	38,653	–
Note payable, dated July 26, 2006 is due on October 1, 2016 and accrues interest at 8% per annum	63,782	–
Note payable, dated February 1, 2012 is due on March 1, 2015 and accrues interest at 8.7% per annum	106,662	–
Note payable, dated September 2, 2010 is secured by an automobile, due on August 15, 2015 and accrues interest at 10.45% per annum	7,229	–
Note payable, dated December 30, 2010 is secured by an automobile, due on February 1, 2014 and accrues interest at 8.8% per annum	20,031	–
Line of Credit Loan Agreement and Promissory Note (“First Note”), due December 31, 2011, and Second Note, all unsecured, interest at 10% per annum. During 2012, the First Note was split into 15 separate notes. As of December 31, 2012, two notes had been paid in full, two were partially paid, and the unpaid balance is in default.	5,999,558	6,289,474
Total	12,525,495	6,289,474
Less current maturities	(9,075,373)	(6,289,474)
Long term portion	$3,450,122	$–

Aggregate future maturities of long-term loans at December 31, 2012 are as follows:

Years ending December 31,
2013	$9,075,373
2014	2,300,081
2015	1,150,041
$12,525,495

NOTE 9       NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes currently in default. The judgments are accruing interest at rates of between 3.6% to 10% per annum. The principal balance of the three judgments totaled $821,735 and $829,893 as of December 31, 2012 and 2011, respectively. The judgments are deemed current (as opposed to long-term) but are in default.

NOTE 10       DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes and the Series B Preferred Stock. The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Amended Convertible Notes (estimated at $821,946) and Series B Preferred Stock ($2,133,333) and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. At December 31, 2012, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0-% annual volatility of 232% and risk free interest rate of 0.2% and recorded non-operating loss of $4,039,616 representing the change in fair value from December 31, 2011. The derivatives were classified as short-term liabilities. The derivative liability at December 31, 2012 and 2011 was $6,393,863 and $220,914, respectively.

NOTE 11       NON-CONTROLLING INTEREST

On April 15, 2009, the Company acquired a 95% interest in VelaTel Peru organized under the laws of the Country of Peru.

The following table summarizes the changes in Non-Controlling Interest from April 15, 2009 (date of acquisition) to December 31, 2012:

	Vela Tel
	Peru	Herlong	Zapna	Total
Balance as of December 31, 2010	$(54,304)	$–	$–	$(54,304)
Period loss applicable to non-controlling interest for the year ended December 31, 2011	(85,512)	–	–	(85,512)
Balance as of December 31, 2011	(139,816)	–	–	(139,816)
Purchase of non-controlling interest through acquisition	–	1,244,943	66,667	1,311,610
Period loss applicable to non-controlling interest for the year ended December 31, 2012	(364,442)	(2,000,270)	(83,373)	(2,448,085)
Balance as of December 31, 2012	$(504,258)	$(755,327)	$16,706	$(1,276,291)

Non Controlling interest percentage	5%	25%	25%

NOTE 12       MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of December 31, 2012, Company has issued and outstanding 10,000,000 shares of its Series B Common Stock, with a par value of $0.001 per share. The general attributes are:

Voting Rights. Each share of Series B Share is entitled to ten votes in all matters for any action that each Series A Share is entitled to vote.

Non Participatory. Series B Shares not participate in any declared dividends for any series of stock.

Transferability. The consent of 80% of Series B Shares outstanding is required in order to sell, assign or transfer any Series B Shares to any third party, or to grant proxies or voting rights with respect to Series B Shares.

Mandatory Redemption. Series B Shares will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes. As of the date of this Report, the present value balance of liability for redemption of Series B Shares issued and outstanding is $11,870, which is the deemed fair value of the Series B Shares.

NOTE 13       DEFICIENCY

Stock Issuances

2012 Stock Issuances

As of December 31, 2012, the Company was authorized to issue 1 billion Series A Shares, of which there were 105,153,206 issued and outstanding; 100 million Series B Shares, of which there were 20 million issued and outstanding; and 2,500 Series B Preferred Shares, of which there were 120 issued and outstanding.

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

The material terms of the 2011 SOP are as follows:

(i) The 2011 SOP is to be administered by the Company's board of directors or a committee of the board, including a committee consisting of two or more non-employee directors to the extent required under applicable laws or rules of any stock exchange on which the shares of the Company's Series A Common Stock are listed (any administrator, the "Committee");

(ii) An award under the 2011 SOP may consist of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance stock awards, or stock appreciation rights, with the amount and type of any award at the discretion of the Committee;

(iii) Eligible recipients under the 2011 SOP are all employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries;

(iv) The maximum number of shares of the Company’s Series A Common Stock available for issuance under the 2011 SOP is 750,000, no more than 300,000 of which may be awarded other than as options or stock appreciation rights, and no more than 500,000 of which may be awarded to any one participant in any one taxable year of the Company. Shares of the Company’s Series A Common Stock issued pursuant to an award reduce the maximum shares of the Company’s Series A Common Stock remaining available for issuance under the 2011 SOP; however, shares of Series A Common Stock that are subject to any award that subsequently lapses, expires or is forfeited automatically become available for re-issuance. In the event of any reorganization, merger, stock dividend, or stock split, the Committee may adjust the number or kind of securities available for issuance or payment under the 2011 SOP to avoid dilution or enlargement of the rights of participants under any prior award;

(v) The exercise price of any stock option must be at least 100% of the fair market value of a Share on the date of grant (110% with respect to an incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company). Vesting and duration of any option is at the Committee's discretion up to a maximum of 10 years duration (5 years in the case of an incentive option to a participant with more than 10% voting power as described above). Payment of the purchase price upon exercise of any option is to be in cash, except the Committee may accept payment through a broker exercise notice, a net share payment, or other any other form of payment acceptable to the Committee;

(vi) Upon a participant's separation from employment or other service with the Company or subsidiary, certain unvested or unexercised rights with respect to prior awards outstanding under the Plan will terminate immediately or within three months following such separation, depending upon the type of award and the reason for separation; and

(vii) The 2011 SOP is non-exclusive and does not limit the power or authority of the Company’s board of directors to adopt, modify or terminate the 2011 SOP or such additional compensation arrangements as the board may deem necessary or desirable. The 2011 SOP terminates by its terms on December 31, 2020, unless earlier terminated by action of the board, provided that awards outstanding upon termination may continue to be exercised, or to become free of restrictions, according to their terms.

On July 15, 2011, the Company issued 375,000 options to purchase shares of the Company’s Series A Common Stock at an exercise price of $13 per Share. The options were issued to eligible recipients under the 2011 SOP. All options were fully vested upon issuance and constitute non-statutory options under the terms of the 2011 SOP.

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2010	–	$–		$–
Granted	375,000	13.00		–
Forfeited	–	–		–
Exercised	–	–		–
Outstanding, December 31, 2011	375,000	$13.00	9.55	$–
Granted	–	–		–
Forfeited	–	–		–
Exercised	–	–		–
Outstanding, December 31, 2012	375,000	$13.00	8.55	$–

Exercisable, December 31, 2012	375,000	$13.00	8.55	$–

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	139%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2012:

Number of Options	Exercise Price

375,000	$0.13
375,000

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

Equity Funding Agreements

Ironridge Technology Preferred Stock Purchase Agreement

On December 14, 2012, the Company entered into a Stock Purchase Agreement ( “Ironridge Technology SPA”) with Ironridge Technology Co., a division of Ironridge Global (collectively “Ironridge Technology”), for the sale of 1,200 shares of the Company’s Series B Preferred Stock (“Series B Preferred Shares”), at a price of $10,000 per share, for a total purchase price of $12,000,000. The first Closing occurred on December 17, 2012 by direct wire transfer of $600,000 to the designated escrow holder under the China Motion SPA, as the down payment deposit for this acquisition. Each successive Closing is to occur on the first day of each calendar month, or sooner at the Company’s sole option, subject to fulfillment of designated equity conditions (“Equity Conditions”) as defined in the Certificate of Designations. Ironridge Technology was entitled to and received a one-time non-refundable commitment fee of 60 shares of Series B Preferred Stock in consideration for providing the $12 million irrevocable funding commitment.

In addition on December 14, 2012, the Company filed a Certificate of Designations with the Nevada Secretary of State in order to fix the dividend, conversion, redemption, voting rights and other attributes of the Series B Preferred Shares called for under the Ironridge Technology SPA. The Company may redeem or the Company or any shareholder of any share of Series B Preferred Shares may convert one or more Series B Preferred Shares into Series A Shares at $10,000 per Series B Preferred Share being redeemed or converted, divided by the fixed conversion price of $0.20 per Series A Share, together with the sum of accrued dividends, plus an Embedded Derivative Liability, divided by 81% of the closing bid price for such Series A Shares during an Equity Conditions Measuring Period. The attributes of the Series B Preferred Shares are set forth in the Certificate of Designations (discussed in Note 1, Significant Accounting Policies).

On December 14, 2012, the Company and Ironridge Technology also entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to file an S-1 Registration Statement with the SEC, to cover the resale of any Series A Shares issued upon conversion of Series B Preferred Shares (collectively “Registrable Securities”). The Company is required to use its best efforts to cause an S-1 Registration Statement to become effective under the Securities Act of 1933, as amended (“Securities Act”), as soon as practicable but no later than 90 days after filing, and to file such amendments as are necessary for the S-1 Registration Statement is to remain continuously effective for registration of such additional Registrable Securities as are subsequently issued under the Ironridge Technology SPA.

On December 17, 2012, the Company issued Ironridge 120 Series B Preferred Shares in exchange for $600,000 that the Company paid as a deposit for its China Motion acquisition. The Series B Preferred Shares can be converted into Series A Shares. The conversion feature was determined by the Company to be a derivative instrument and will be adjusted to fair value at each balance sheet date. The initial derivative liability was determined to be $2,133,333 which was recorded as a liability. The carrying value of the Series B Preferred Shares was reduced by $600,000 and the remaining $1,533,333 was recorded to accumulated deficit.

Other events that occurred after December 31, 2012 associated with the Ironridge Technology SPA are further described in Note 22, Subsequent Events.

NOTE 14       WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Series A Shares issued to non-employees of the Company. These warrants were in connection with the sale of the Company’s Series A Shares.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$21.00	265,453	2.50	$21.00	265,453	$21.00
$21.00	344,887	3.00	$21.00	344,887	$21.00
$21.00	37,732	3.25	$21.00	37,732	$21.00
$21.00	102,279	3.50	$21.00	102,279	$21.00
$20.00	301,168	1.75	$20.00	301,168	$20.00
$18.00	86,444	2.00	$18.00	86,444	$18.00
$0.04-.012	58,913,809	2.75	$0.04-.012	58,913,809	$0.04-.012
	60,051,772			60,051,772

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2010	190,927	$21.00
Issued	947,036	21.00
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2011	1,137,963	$20.51
Issued	58,913,809	0.05
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2012	60,051,772	$0.45

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model for warrants granted in 2012 are as follows:

Risk-free interest rate	0.39%
Expected life of the warrants	3 years
Expected volatility	241-437%
Expected dividend yield	0%

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the year ended December 31, 2012 was $.05.

NOTE 15       RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	December 31,	December 31,
	2012	2011
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$25,000
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	81,343	–
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Note payable dated December 10, 2012, 10% per annum interest	200,000	0
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum, and is in default	447,306	–
Total	$1,129,122	$425,000

Accrued interest, as of December 31, 2012 and 2011 due to related parties was $118,241 and $83,778, respectively.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	December 31,	December 31,
	2012	2011
Advances to VelaTel	$785,715	$244,517
Advances to Gulfstream Seychelles	40,130	40,740
Advances to Zapna
	$825,845	$285,257

Agreements with Related Parties

The Company is a party to agreements with the following related parties:

Trussnet Delaware

 Except as indicated below, since December 31, 2010 there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $122,069 (1% of the average of the Company’s total assets as of December 31, 2011 and December 31, 2012) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Trussnet Capital Partners (HK), Ltd.

The Company acquired its option to purchase a 49% equity interest in Chinacomm Cayman from Trussnet Capital Partners (HK), Ltd. (“TCP”), of which Colin Tay is the sole director and stockholder. The purchase was on terms and conditions that are the same as those that would result from arm’s-length negotiations between unrelated parties. Mr. Tay abstained from voting as a member of the Company’s Board of Directors in connection with this transaction, including all amendments thereto.

On June 10, 2010, the Company issued 588,668 Shares to TCP for the payment of $24,488,721 of interest and fees owed to TCP under the Fourth Amendment issued by the Company to TCP.

NOTE 16       COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain of its facilities under operating leases.  The total rental expense for all operating leases amounted to $313,156 and $271,963 for the years ended December 31, 2012 and 2011, respectively.

The future minimum rental commitments as of December 31, 2012, for all non-cancelable operating leases are as follows:

For the years ending December 31,
2013	$325,130
2014	226,425
2015	144,165
2016	888,992
2017	33,818
Thereafter	33,818
Total	$1,652,348

Litigations

The Company is subject to the following legal proceedings that arise in the ordinary course of its business.

The Fischer Litigation

On May 22, 2009, a complaint was filed by Michael Fischer (“Fischer”) against the Company in the Central District of California of the United States District Court, identified as Case No. CV09-3682 VBF. The complaint alleged a claim for breach of contract relating to the Company’s default of a Convertible Note in favor of Fischer. The complaint requested damages in the amount of $1,000,000 plus interest, court costs and attorneys’ fees. The Company settled this case for $960,000. Through the date of this Report, the Company has paid $560,000 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so.

The Gomez Litigation

On July 17, 2009, a complaint was filed by Edgar Pereda Gomez (“Gomez”) against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2009-00094247-CU-BC-CTL. The complaint alleged a claim for breach of contract relating to the Company’s default of a Convertible Note in favor of Gomez. The complaint requested damages in the amount of $525,000 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $684,000. Through the date of this Report, the Company has paid approximately $455,950 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so.

The Olaechea Litigation

On December 13, 2010, a complaint was filed by Estudio Olaechea SOC. Civil DE R.L. (“Olaechea”) against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2010-00105897. The complaint alleged a breach of contract arising from the Company’s default under a promissory note in favor of Olaechea in the amount of approximately $149, 500. The complaint requested damages in the amount of approximately $149,500 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $188,500. The Company has paid $47,500 of the settlement. The Company intends to complete the settlement when sufficient funds are available to do so.

The Chinacomm Litigation

On November 18, 2011, the Company, along with TCP (“Plaintiffs”), filed a complaint against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(collectively, “Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“Chinacomm Litigation”). The complaint was later amended to add Feng Xiao Ming as a defendant.

The Chinacomm Litigation arises out of the breach of numerous agreements between Plaintiffs and some Defendants, including, but not limited to, the Framework Agreement and the Subscription and Shareholders Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network. In addition, the Chinacomm Litigation arises out of the deceitful representations by certain Defendants in connection with the issuance of licenses by certain regulatory agencies in China for the operation of the Chinacomm Network. Finally, the Chinacomm Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Cayman has with Standard Chartered Bank (HK) Limited (“Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Cayman and into which Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief to prevent Defendants from utilizing or dissipating the deposited funds pending the trial of the action and compensatory damages in excess of $1 million plus interest and court costs. Injunction orders have been issued and remain in place prohibiting Defendants from utilizing or dissipating the deposited funds.

The Sino Crossings Arbitration

On July 13, 2012, Azur served a notice of arbitration against the Company. On July 31, 2012, Azur filed the Notice of Arbitration with the Hong Kong International Arbitration Centre. The Notice of Arbitration alleged that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties, including YYNT, the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters.

Other Material Agreements

Joinmax Professional Services Agreement

On April 10, 2009, the Company and Joinmax entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”). The Joinmax Professional Services Agreement provides that Joinmax will provide professional services other professional services the Company deems necessary related to the Chinacomm Network or otherwise. The Company is obligated to pay Joinmax for the professional services it provides to the Company at Joinmax’ standard hourly rates and/or based upon a fixed fee for specific professional services. The Company has the option to pay any Joinmax invoice by tendering Shares in lieu of a cash payment for professional services rendered to the Company. The Shares are to be paid at a price equal to the lesser of: (i) $0.95; or (ii) 80% of the volume weighted average of the closing price of the Shares on the OTCCB for the 30 day period prior to each payment due date of an invoice.

ZTE Contracts with VelaTel Peru

On August 5, 2010, the Company’s 95% subsidiary, VelaTel Peru, entered into contracts with ZTE for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network. The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services. VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network. This was to provide geographic coverage of wireless broadband services in the seven cities where VelaTel Peru currently holds licenses.

The total of the first purchase order is approximately $7.0 million for: (i) infrastructure equipment; (ii) terminal equipment for resale to VelaTel Peru’s subscribers; and (iii) for engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years, and equipment warranty and spare parts for two years. Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date in three equal semi-annual installments, including interest at the six-month LIBOR (London Inter-Bank Offered Rate) rate plus 2.5% per annum. Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China (to be facilitated by ZTE), payable over six years with a two year grace period, with interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.

ZTE is required contractually to issue VelaTel Peru a $3 million payment voucher towards network expansion which VelaTel Peru can apply against up to 20% of the value of future purchase orders issued within three years of the date of the equipment contract. The duration of the contracts is up to seven years, during which ZTE will honor initial unit pricing. The contracts are subject to termination under certain commercial circumstances, including VelaTel Peru’s right to terminate at any time except as to purchase orders already issued, if VelaTel Peru determines the quantities already delivered and installed are adequate based on existing and projected subscriber revenue and taking into account the geographic and population coverage of the wireless broadband licenses VelaTel Peru is able to secure.

On December 22, 2010, the Company paid $686,763 as the down payment and other amounts required for ZTE to begin manufacture of the first purchase order for equipment and services. All equipment covered by the first purchase order has been delivered and installed (except certain equipment for which VelaTel Peru has not obtained required building permits). The VelaTel Peru Network has been launched and is operational.

ZTE Global MOU

On August 9, 2010, the Company entered into a binding global memorandum of understating with ZTE for a strategic partnership to advance both parties’ interest in delivering innovative telecommunications solutions to individual, enterprise and government consumers worldwide (“Global ZTE MOU”). Under the terms of the Global ZTE MOU, ZTE will be the preferred and primary provider of customized equipment, software, consumer products, operation services and financing for the high-speed wireless broadband networks the Company deploys in Peru, Hong Kong, China, Croatia and Montenegro and in any other market the Company enters in the future. The Company and ZTE will also work together to analyze consumer demand for new products and solutions and to develop business plans to manufacture, market and sell ZTE’s products and services, all with the goal to expand the reach of the Company’s wireless broadband networks. ZTE is obligated to treat the Company as its preferred customer in the supply of equipment, consumer products, operation services, solutions and financing. ZTE is also obligated to offer the Company a favorable vendor-financing proposal for each project identified by the parties and use its best efforts to facilitate the Company’s applications for debt financing by banks with which ZTE has relationships. The Company and ZTE share equal ownership of intellectual property involved in equipment, software, consumer products, services or solutions through their joint efforts.

NGSN Exclusive Services and Business Agreements

On October 21, 2011, the Company entered into the NGSN Business Agreement with NGSN in China. Under the NGSN Business Agreement, the Company is required to form a PRC operating company to be jointly owned with NGSN, but subject to the Company’s control. The operating company is required to enter into an exclusive services contract with NGSN to deliver the information services and deploy and operate a 4G wireless broadband network that will utilize TD-LTE technology. The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment. The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, the Company and NGSN entered into the NGSN Exclusive Services Agreement contemplated by the NGSN Business Agreement. The Company has completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”) and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”). Pending formation of the WOFE that will be an operating subsidiary of NSGN HK, as contemplated under the NGSN Business Agreement, the Company may begin providing services to NGSN through Beijing Yunji.

Aerostrong Business Agreement

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong. The material terms of the Aerostrong Business Agreement are as follows:

(i)                   The Company will partially meet its contractual obligations with Aerostrong through Beijing Yunji, which is a technical service company engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operation management;

(ii)                 Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”). Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services throughout China and internet services in 18 major cities in China. Aerostrong has the ability to obtain and is required to apply for licenses to use radio frequency spectrum in the 1.8GHz and 3.5GHz bandwidth and other relevant bandwidths. Aerostrong has been commissioned by Beijing Shenzhou Software Technology Co., Ltd., a subsidiary of the China Aerospace, to deploy an internal wireless broadband network and application platform for China Aerospace, known as the “Commercial Network.”  The Commercial Network will cover the companies, research institutions and other entities owned by or affiliated with China Aerospace. The Commercial Network will include an electronic platform for human resources administration and financial management of China Aerospace, and various application services. The main target customers of the Commercial Network are all of the entities owned by or affiliated with China Aerospace, their customers, suppliers, employees and external users. The preliminary estimated total investment in the Commercial Network is approximately $32.15 million, and the estimated investment for Phase 1 of the Commercial Network is approximately $8.4 million. The telecommunications business of Aerostrong will cover all the business that is permitted by Aerostrong’s telecommunication licenses and other related businesses. This includes wireless and wired broadband networks, special network access, cloud computing, application service, content service and integrated solutions;

(iii)                Aerostrong and Beijing Yunji will enter into one or more agreements for the implementation of projects to be agreed to by both parties and for Beijing Yunji to act as the exclusive contractor for Aerostrong to provide deployment management, operation management and other services for the projects. Beijing Yunji and/or the Company will pay for all capital expenditures, operating expenditures and other negative cash flow in connection with the projects and will arrange financing for the projects. The revenue generated by the telecommunication business will be used in priority to reimburse Beijing Yunji and/or the Company for any amounts paid for by either of them and to repay any financing arranged by Beijing Yunji and/or the Company. Aerostrong and Beijing Yunji will share the profit generated from the telecommunication business in a manner to be agreed to in the services agreement. The term of the services agreement will be no less than 15 years. The parties will make proper arrangement on revenue collection, financial control and other aspects to ensure the repayment of Beijing Yunji’s financing and payment of service fees for the projects, the details of which will be specified in the services agreement;

(i)                   To facilitate market development of the projects, Aerostrong will establish a network business department, the staffing of which will be specified in the service agreement. Beijing Yunji will strictly comply with PRC laws, regulations and policies, especially those on internet security, information security and national security. Aerostrong will have the right to supervise the quality and content of Beijing Yunji’s service to ensure Beijing Yunji’s lawful operation;

Aerostrong Strategic Agreement

On April 19, 2011, Beijing Yunji entered into a strategic business agreement with Aerostrong (“Aerostrong Strategic Agreement”), which is the exclusive services agreement contemplated under the Aerostrong Business Agreement. Under the Aerostrong Strategic Agreement:

(i) The parties will cooperate on application of jointly approved wireless broadband projects for which the rights and obligations of each party will be set forth in a separate project agreement. The initial cooperation projects the parties agree to develop are: (a) Digital Lijiang management platform project in Guangxi Autonomous Region; (b) Shen Hua wireless broadband special network project for railway, and (c) overload wireless broadband surveillance projects in Shanxi Province;

(ii) For each specific cooperation project, the parties will jointly formulate the budget and implementation plan and sign a project agreement in accordance with the principles set forth in the Aerostrong Strategic Agreement. Aerostrong is responsible for the development and follow-up of governmental markets and industrial markets. The Company is responsible to provide each component usually associated with the design, deployment and operation of a wireless broadband telecommunications network in China;

(iii) Aerostrong is required not to delegate or subcontract any part of a cooperation project, without the prior written consent of the Company. If the implementation of any part of a cooperation project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work;

(iv) The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects are completed and Beijing Yunji receives the last payment from Aerostrong. During the term, neither party has the right to terminate the Aerostrong Strategic Agreement, except in the event of breach by the other party or the business operation term of the other party expires or is otherwise discontinued. Early termination due to breach will not affect the right of a party to pursue legal liability of the other party; and

(v) With the exception of information that has already come into the public domain through no fault or disclosure by the receiving party, all information provided by both parties will be deemed a business secret and will only be used for purposes of the cooperation projects. Neither party will disclose any information to a third party, unless the other party has agreed in writing, and will be liable for any losses caused by its unauthorized disclosure. The term of confidentiality shall be the 730th day after termination of the Aerostrong Strategic Agreement; and

Independent Contractor Agreements

Effective January 16, 2012, all employees of the Company, with the exception of Colin Tay, commenced providing consulting services to the Company pursuant to their respective Independent Contractor Agreements. From January 1, 2012 until January 16, 2012, they were providing services to the Company as employees.

Equipment Contracts for Montenegro Connect and Novi-Net Wireless Broadband Networks

On May 10, 2012, the Company entered into three related contracts and three purchase orders with ZTE for the supply of infrastructure equipment and software for the Company’s wireless broadband network projects in Croatia and Montenegro. The aggregate price of the goods covered by the three contracts and the purchase order associated with each contract is $7,001,870. The components of each purchase order are described as follows:

Equipment Contract and Purchase Order for Montenegro Connect. Total contract price $820,304.29 for 25 base transceiver stations (“BTS”), including their back up power supply and installation materials, 32 microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Equipment Contract and Purchase Order for Novi-Net. Total contract price $1,280,256.81 for 50 BTS, including their back up power supply and installation materials, nine microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Software Contract and Purchase Order for Herlong. The total contract price is $4,901,309.00 for all software associated with the equipment described above, including access gateways, lawful interception gateways, elements management, network management systems, operations maintenance, universal subscriber databases, switching and router software, and mobile broadband wireless base transceiver station software systems.

Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries. Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net. The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price. The Company had previously paid $1 million as a deposit to ZTE that was applied against the aggregate down payment for all contracts, and has since paid an additional $500,000 down payment. Each installment of down payment has been allocated pro rata in relation to the total contract price for each contract.

The contract terms common to all three contracts and all three purchase orders are as follows: (i) all equipment and software includes a one-year warranty; (ii) the delivery terms are “FCA Hong Kong,” under which term the Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax; (iii) “FCA Hong Kong,” under which terms the purchase price, net of down payment described above, is the seller financed by ZTE for 2.5 years, with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of the grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment will include principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract, and each contract provides for protection of intellectual property and other confidential information, and events, circumstances or limitations describing the rights of either party to delay performance, assign rights, terminate, or enforce remedies through arbitration under each contract, all upon terms the Company believes to be standard in commercial contracts of a similar nature.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2012:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$6,393,863	$6,393,863
Balance, December 31, 2010	$149,248
Change in value of derivative liability during 2011	71,666
Balance, December 31, 2011	220,914
Derivative liability for Series B preferred stock	2,133,333
Change in value of derivative liability during 2012	4,039,616
Balance, December 31, 2011	$6,393,863

The Company's derivative liability was valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and, as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The change in fair value of the derivative liability is included as a component of other income in the consolidated statements of operations.

NOTE 18       NET LOSS PER SHARE

The Company accounts for net loss per share in accordance with ASC subtopic 260-10, Earnings Per Share (“EPS”). This requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Series A Shares outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s convertible notes. Diluted net loss per share is calculated by including potentially dilutive share issuances in the denominator. However, diluted net loss per share for the period from January 1, 2011 through December 31, 2012 does not reflect the effects of shares potentially issuable upon conversion of convertible notes and outstanding warrants. These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share.

NOTE 19       INCOME TAXES

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $266,000,000, expiring in the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2012 are as follows: (i) income tax expense for the year ended December 31, 2012 is comprised of state taxes, which primarily are not based on earnings; (ii) no other income taxes were recorded on the earnings in 2012 and 2011 as a result of the utilization of the carry forwards; and all or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,	December 31,
	2012	2011

Approximate net operating loss carry forwards expiring in 2028	$266,000,000	$246,000,000

Deferred tax assets:
Federal net operating loss	$90,000,000	$84,000,000
State net operating loss	16,000,000	15,000,000
Foreign net operating loss	2,000,000	–
Total deferred tax assets	108,000,000	99,000,000
Less valuation allowance	(108,000,000)	(99,000,000)

	$–	$–

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2012 and 2011 is as follows:

	December 31,	December 31,
	2012	2011

Federal income tax rate	-34.0%	-34.0%
State tax, net of federal benefit	-6.0%	-6.0%
Stock options	0.0%	8.0%
Impairments	5.0%	0.0%
Change in derivative liability	6.0%	0.0%
Increase in valuation allowance	29.0%	32.0%
Effective income tax rate	0.0%	0.0%

The Company has never been audited by either the Internal Revenue Service or any state, and the 2008 to present tax years are still open and could be subject to audit.

NOTE 20       ACQUISITIONS

On April 2, 2012, the Company, through its subsidiary Gulfstream Seychelles, closed its acquisition of 75% of Herlong (and with it, the acquisition of 100% of Herlong’s operating subsidiaries Novi-Net and Montenegro Connect) by paying a €500,000 ($669,061 USD) down payment towards the total budgeted capital and operating expenses, plus the Company has committed to invest another $3,065,767 into Herlong. Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total shares issued and outstanding.

On April 3, 2012, the Company, through its subsidiary Gulfstream Seychelles, entered into and closed the purchase of 75% of the outstand shares of Zapna. The Company issued 6,666,667 Series A Shares valued at $200,000.

The Company acquired both Herlong and Zapna to expand its operations into Europe.

Both transactions were accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets and liabilities acquired as follows:

	Zapna	Herlong	Total
Cash	$60,536	$602,690	$663,226
Accounts receivable	1,188	471,438	472,626
Stock subscription receivable	–	3,065,767	3,065,767
Inventory	–	295,421	295,421
Prepaid expense	5,186	98,769	103,955
Property and equipment	–	246,117	246,117
Workforce	–	65,720	65,720
Customer list	–	159,212	159,212
Telecom licenses	–	535,169	535,169
Goodwill	285,508	–	285,508
Accounts payable and accrued expenses	(85,751)	(305,221)	(390,972)
Note payable	–	(255,311)	(255,311)
Non-controlling interest	(66,667)	(1,244,943)	(1,311,610)
Purchase price	$200,000	$3,734,828	$3,934,828

The intangible assets purchased in the above acquisitions include workforce, customer list and telecom licenses that are being amortized over their respective useful lives ranging from 3 to 7 years.

The operating results of both Herlong and Zapna are included in the accompanying Consolidated Statements of Operations from their respective acquisition dates. Herlong’s and Zapna’s operating results from their respective acquisition dates to December 31, 2012 are as follows:

	Zapna	Herlong	Total
Revenue	$1,218,002	$659,283	$1,877,285
Cost of revenue	1,080,086	130,242	1,210,328
Gross profit	137,916	529,041	666,957
Operating expenses	552,828	8,333,552	8,886,380
Income (loss) from operations	(414,912)	(7,804,511)	(8,219,423)
Net income (loss)	$(333,494)	$(8,001,079)	$(8,334,573)

The pro forma financial information presented below show the consolidated operations of the Company as if the Herlong and Zapna acquisitions had occurred as of January 1, 2011:

	Years Ended December 31,
	2012	2011
Revenues	$2,322,605	$1,937,325
Gross profit	954,931	673,000
Loss from operations	(38,332,004)	(20,448,922)
Provision for income taxes	–	–
Net loss	(45,627,340)	(22,208,368)

China Motion Stock Purchase Agreement

On November 27, 2012, the Company, through its wholly owned subsidiary Gulfstream Seychelles, entered into a Stock Purchase Agreement (“China Motion SPA”) with China Motion Telecom International Limited (“China International”), and its wholly owned subsidiary China Motion Holdings Limited (“China Holdings”), and China Holdings’ 95% subsidiary, ChinaMotion InfoServices Limited (“CMISL”), to acquire 100% of the capital stock of China Motion Telecom (HK) Limited (“China Motion”), a Hong Kong corporation. China International, China Holdings and CMISL are collectively referred to “Seller.” The material terms of the China Motion SPA are as follows (currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount becomes payable or otherwise effective):

(i) In exchange for a total purchase price of HK$45,000,000 (US$5,806,000), the Company agreed to purchase 100% of the capital stock of China Motion that are issued and outstanding as of the closing of the China Motion SPA (“Closing”);

(ii) As of the effective date of the China Motion SPA, the capital stock of China Motion consists of 1,000,000 shares of its common stock, with a par value of HK$1.00 per share. However, prior to the Closing, Seller is required to cause the net balance of all loans and advances owed between China Motion and Seller to be capitalized and converted to capital stock of China Motion that will be included in the stock to be purchased by the Company in exchange for the purchase price to be paid under the China Motion SPA;

(iii) The purchase price is payable as HK$4,500,000 (US$580,600), which the Company delivered to an escrow agent within 15 business days of November 27, 2012, and the remaining balance of HK$40,500,000 (US$5,225,400) is required to be delivered to Seller at the Closing (along with release of the Company’s deposit from escrow), in exchange for delivery of 100% of China Motion’s capital stock to the Company. The purchase price is subject to adjustment to net out the balances, as reflected on the books of China Motion, of all cash, accounts receivable, other receivables, inventory, and prepayments to others against the balances of all accounts payable, accruals and other payables and advance income received by China Motion. The first adjustment will occur and be paid or credited at the Closing based on the net balance as reflected on the books of China Motion for the month ending immediately before the Closing, which will exclude the balance of the shareholder loans. A second adjustment will occur four months following the Closing, using the same method;

(iv) The Closing is contingent upon compliance with the Listing Rules of the Hong Kong Stock Exchange upon which the shares of China Motion are listed. Such compliance includes obtaining approval of the transaction by the shareholders of China International. However, because China Motion has already secured written consent to the transaction from a majority of its shareholders, no shareholder meeting is required -- only the publication of a circular. The Closing is also contingent upon consent or approval of any other third parties that may be required, which includes certain government agencies through which China Motion holds licenses. The parties have set an outside closing date of January 31, 2013, or such other time as may be mutually agreed;

(v) If the Company fails or is unable to timely close the transaction by the outside closing date, the Company’s deposit will be released to Seller as Seller’s sole remedy. If Seller fails or is unable to timely close the transaction by the outside closing date, The Company’s deposit will be released to the Company and Seller will pay to us an additional sum equal to the Company’s deposit as its sole remedy;

(vi) For a period of one year following the Closing, Seller will assist the Company with managing relationships between the Company and key suppliers and customers by assigning an executive representative of Seller who has significant past experience managing those relationships on behalf of the Company; and

(vii) Each party to the China Motion SPA makes certain representations and warranties regarding their respective corporate status and authority, and Seller regarding the financial status of China Motion and its past operations, all upon terms the Company believes are standard in transactions of this nature. The maximum aggregate damages the Company may recover for one or more breach of Seller’s representations and warranties is 70% of the purchase price set forth in the China Motion SPA. Any such claim must be brought no later than 24 months after Closing. The China Motion SPA is governed under Hong Kong law, and any disputes are to be resolved through arbitration conducted in Hong Kong.

In addition, on November 27, 2012, the Company issued a corporate guaranty, unconditionally and irrevocably guaranteeing to Seller each and every obligation of the Company under the stock purchase agreement.

Additional events which occurred after December 31, 2012 associated with the China Motion SPA are described in Note 22, Subsequent Events.

NOTE 21       DISCONTINUED OPERATIONS

In December 2012, the Company’s board of directors made the decision to explore selling its VelaTel Peru subsidiary. As a result of this decision, VelaTel Peru has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VelaTel have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2012 and 2011as discontinued operations and are summarized below:

	Years Ended December 31,
	2012	2011

Revenues	$624,327	$688,942
Cost of revenue	593,580	1,577,629
Gross profit	30,747	(888,687)
Operating expenses	6,689,448	755,356
Income (loss) from operations	(6,658,701)	(1,644,043)
Non-operating income (expense)	(630,135)	(66,199)
Net income (loss)	$(7,288,836)	$(1,710,242)

The assets and liabilities of the discontinued operations at December 31, 2012 and 2011 are summarized below:

	December 31,	December 31,
	2012	2011
Current assets	$83,905	$2,648,561
Long-term assets	4,593,585	5,124,749
	$4,677,490	$7,773,310

Current liabilities	$8,972,156	$6,252,374

NOTE 22       SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2012, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date the Company’s Consolidated Financial Statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the Consolidated Financial Statements and that the following items represent subsequent events that merit disclosure in this Report.

Sales of Unregistered Securities of the Company

Subsequent to December 31, 2012 and through the date this Report is filed, the Company has issued a total of 105,533,907 Series A Shares for the settlement of lawsuits, notes payable and accounts payable; 20 million Series B Shares in order to ensure continued management voting control, and 150 Series B Preferred Shares pursuant to the Ironridge Technology SPA described in Note 13, Deficiency.

Resignation of Members of the Board of Directors and the Chief Operating Officer; Elimination of the Position of Chief Administrative Officer

Effective May 16, 2013, Mario Alvarez and Kenneth L. Waggoner resigned as members of the Company’s Board of Directors. In addition, effective the same day, Mario Alvarez submitted his resignation as the Company’s Chief Operating Officer in order to pursue other professional opportunities. The Company also eliminated the position of Chief Administrative Officer effective the same date.

Amendments to and Closing of China Motion Stock Purchase Agreement

On February 14, 2013, the Company and Seller under the China Motion SPA entered into a First Amendment to the China Motion SPA, whereby the purchase price was increased by 1%, the Company agreed to pay within ten business days an additional deposit of HK$1,170,000 (US$150,900) applicable to the purchase price, plus HK$120,000 (US$15,500) to professional parties representing Seller, and the outside closing date was extended from January 31, 2013 to February 28, 2013.

On March 3, 2013, the Company and Seller under the China Motion SPA entered into a Second Amendment to the China Motion SPA, along with an amended Corporate Guaranty, a Note, and a Stock Pledge Agreement. The material terms of the Second Amendment to the China Motion SPA are as follows (currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount becomes payable or otherwise effective):

The Purchase Price for the China Motion stock is HK$49,500,000 (US$6,387,100), consisting of HK$12,009,362.55 (US$1,549,600) cash (including HK$4,646,862.55 (US$599,600) deposit paid pursuant to the SPA (“Buyer’s Deposit”), plus HK$7,362,500 (US$950,000) to be paid at Closing (“Down Payment”), plus HK$37,490,637.45 (US$4,837,500) as the principal balance of the Note to be issued by the Company at closing. The purchase price is subject to the following Adjustments, as determined by audit of CMTHK’s balance sheet as of February 28, 2013 to be completed within four months of closing: (i) a credit to Seller equal to the balance of all cash, accounts receivable, other receivables, inventory, and prepayments to others; and (ii) a credit to the Company equal to the balance of all accounts payable, accruals and other payable, and advance income received. The aggregate cash balance in CMTHK’s accounts as of closing will be at least HK$7,800,000 (US$1,006,500), and the Company will cause CMTHK to pay to Seller any excess amount within five days of closing;

The Note is in the total amount of HK$38,990,637.45 (US$5,031,000), of which the principal balance of HK$37,490,637.45 (US$4,837,500) is applicable to the purchase price and the remaining HK$1,500,000 (US$193,500) represents interest that will accrue on the Note through its maturity and is not part of the purchase price. The Note calls for a payment of HK$4,650,000 (US$600,000) principal only on the date which is the same calendar day three months after closing (June 1, 2013) and the remaining HK$32,840,637.45 (US$4,237,500) balance of principal and accrued interest due on the date which is the same calendar date six months after closing (September 1, 2013).

As security for repayment of the Note, the Company agrees to pledge the MVNO Stock to Seller pursuant to the terms of the Stock Pledge Agreement. Seller will act as an interim escrow agent under the Stock Pledge Agreement, subject to appointment of a substitute escrow agent the parties will promptly locate and retain and who is willing to accept substantially all of the material terms of the Stock Pledge Agreement.

The Company agrees to hold Seller harmless from any claims or damages arising solely out of or in connection with the Company taking over CMTHK during the time period between Closing and final Termination of the Stock Pledge Agreement, including, any diminution of the value of the net current assets of CMTHK to a level below their net value as of Closing.

For so long as the Note remains unpaid, Seller will be entitled to appoint one of three or more members of the CMTHK’s board of directors, and the following fundamental decisions shall require the unanimous consent of all directors and the written consent of Seller: (i) borrow any sum or enter into any contract for capital expenditures that is in excess of HK$1,500,000 (US$193,500) or is outside the course of CMTHK’s general business model as a telecommunications service provider; (ii) vary any rights attaching to any of CMTHK’s shares; (ii) consolidate or merge with or acquire any other business or dispose of any existing capital assets of CMTHK; (iv) issue any CMTHK shares or create or issue any debentures or other securities convertible into shares or debentures; (v) pass any resolutions in general meeting or by way of written resolution relating to wind-up or dissolution of CMTHK; and (vi) distribute any profits of CMTHK.

The Company commits to begin upgrading CMTHK’s telecommunications network. CMTHK shall bear the expenses of engineering services rendered in connection with such upgrade, upon reasonable commercial terms estimated to total approximately no more than HK$1,300,000 (US$167,700) per month, and such fees shall be processed and approved for payment immediately.

The Company agrees to pay to Seller at closing HK$387,500 (US$50,000) towards reimbursement of total costs and disbursements to the professional fees incurred by Seller in connection with the first amendment and the second amendment, which payment is in addition to and is not part of the purchase price.

The second amendment becomes effective as of March 1, 2013, notwithstanding that it is signed on March 3, 2013. Closing of the China Motion SPA, as amended by the first amendment and the second amendment, and together with the other designated transaction documents, occurred as of March 1, 2013 when the Company initiated a wire transfer for payment of the down payment and the professional fees, and Seller endorsed and re-issued the China Motion stock in the name of the Company. The parties continued to finalize various details of the transaction documents until they were signed, executed and delivered on March 3, 2013.

Amendment to and Additional Closings Under the Ironridge Technology Stock Purchase Agreement

On February 26, 2013, the Company and Ironridge Technology entered into a Waiver Agreement, pursuant to which Ironridge Technology waives completion of certain conditions described in the Ironridge Technology SPA to allow the Company to call for a Closing to occur. Pursuant to and on the date of the Waiver Agreement, Ironridge Technology agreed to purchase 75 Series B Preferred Shares and to pay the Company $750,000. The Company also agreed to issue Ironridge Technology 75 Series B Preferred Shares as a non-refundable fee for entering into the Waiver Agreement. The Waiver Agreement also provides for certain restrictions on the Company’s right to negotiate or enter into financing arrangements with potential investors other than Ironridge Technology or its affiliates while any Series B Preferred Shares are outstanding and for six months after their conversion to Series A Shares. The Waiver Agreement requires the Company to immediately reserve 492,000,000 Series A Shares for potential issuance to Ironridge Technology and to, as soon as possible, amend its articles of incorporation to increase the number of authorized Series A Shares to a number sufficient to also cover subsequent Closings and future conversions of Series B Preferred Shares into Series A Shares as contemplated in the Ironridge Technology SPA.

On February 27, 2013, Ironridge Technology paid the Company $750,000 and the Company issued Ironridge Technology 150 Series B Preferred Shares.

On May 15, 2013, Ironridge Technology paid the Company $150,000 and the Company issued Ironridge Technology 15 Series B Preferred Shares.

S-1 Registration Statement

On January 30, 2012, the Company filed with the SEC an S-1 Registration Statement contemplated by the Registration Rights Agreement with Ironridge Technology. The S-1 Registration Statement seeks to register 32,000,000 Series A Shares issuable upon conversion of shares of its Series B Preferred Shares. The number of Series A Shares to be registered was determined based on one-third of the Company’s public float as of January 27, 2013. On February 25, 2013, the SEC submitted its first Comment Letter in response to the filing. The SEC requested the Company to provide updated Financial Statements for the S-1 Registration Statement and indicated that it believed the Ironridge Technology SPA is an “Equity Line Agreement” and therefore constitutes an “indirect primary offering” which the SEC does not permit. The Company will resume efforts to resolve the SEC’s concerns after the filing of this Report, which will supply the updated Financial Statements the SEC has requested.

Legal Proceedings

The Ace Litigation

On January 15, 2013, a complaint was filed by Ace American Insurance Company (“Ace”) against the Company in in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2013-00029913. The complaint alleged breach of contract for the Company’s failure to pay $37,603 as premium due on a commercial general liability insurance policy in force from March 30, 2012 through May 30, 2012, plus interest. The Company is in discussion with Ace to confirm the terms of the insurance policy and the amount allegedly due.

The Westmoore Receiver Litigation

On March 22, 2013, David Gill (“Plaintiff”), in his capacity as Court-Appointed Receiver for Westmoore Management, LLC, Westmoore Investment, LP, Westmoore Capital Management, Inc., Westmoore Securities, Inc., Westmoore Capital, LLC, Westmoore Lending Opportunity Fund and Westmoore Holdings, Inc. (collectively, the “Westmoore Entities”), et al. filed a First Amended Complaint against Active Resources, Inc., Ceralta Medical Institute, Inc., Sam J. Arrietta, Michael Wall, Hodgson Russ, LLP, Mobile Truss, Inc., Trussnet Delaware, Trussnet Nevada, the Company, Capital Truss, Inc., George Alvarez, Changestar Corporation, Primetech Consulting, Inc., Servimax Financial, Inc., Servimax Financial, LLC, Waters Winery, LLC, The Tippet Fund, LP, TSB Company, Inc., Craig Brod, Factory MX Parts, LLC, Maplewood Solutions, LLC, Jason D. Huntley, Fix N Flex, LLC, Christine Hasir, Lighthorse Ventures, LLC, Paul Bickford, Linas Kleiza, Nita Criswell, Scott Leventhal, Sugarman Family Partners L.P., and Quartz Rock, LLC. The First Amended Complaint was filed in the Central District of California of the United States District Court, identified as Case No. SACV-12-02236 AG. The complaint arises out of an alleged “Ponzi scheme” by the Westmoore Entities pursuant to which the Westmoore Entities transferred funds to one or more of the defendants while the Westmoore Entities were insolvent. The First Amended Complaint seeks damages in an undisclosed amount, injunctive relief and foreclosure of a real estate lien related to Active Resources, Inc. Plaintiff is in the process of serving the First Amended Complaint on the defendants, including the Company and George Alvarez. The Company is in discussions with Plaintiff to resolve the case against the Company and Mr. Alvarez by providing Plaintiff with documents that demonstrate his claims against the Company and Mr. Alvarez are baseless.

