Form 10-K/A
period 2012-12-31
VelaTel Global Communications, Inc.
filed 2013-06-13
CIK 1357531

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No .	Description of each Exhibit and incorporation by reference to any prior Report where the same Exhibit has already been attached to that Report. Reference to VelaTel Global Communications, Inc. and its prior name, China Tel Group, Inc., are to “the Company.”

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011].
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006].
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011].
3.5	Certificate of Change with the Nevada Secretary of State which occurred on July 18, 2012 (Filed on July 23, 2012) [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 20, 2012].

Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.3	Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].
10.4	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]

Contracts Related to Chinacomm Joint Venture
10.5	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.6	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors) [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2011].
10.7	Subscription and Shareholder’s Agreement relating to Chinacomm Cayman, dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011].
10.8	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011].
10.9	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009].
10.10	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011].

Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.11	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.12	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010].
10.13	Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010].

Contracts Related to Golden Bridge Joint Venture
10.14	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010].

Contracts Related to Sino Crossing Joint Venture
10.15	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd. and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010].
10.16	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].

Contracts Related to VN Tech Joint Venture
10.17	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011].
10.18	Amended and Restated Subscription and Shareholder Agreement, dated April 22, 2012, between Gulfstream Capital Partners, Ltd., Luo Hongye, and Shenzhen VN Technologies Co., Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012].

Contracts Related to Equity and Convertible Debt Instruments
10.19	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.20	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009].
10.21	Amended and Restated Loan Agreement, dated April 25, 2012, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012].
10.22	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].
10.23	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.24	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.25	Amended and Restated Loan Agreement between the Company and Isaac dated April 25, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2012].
10.26	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012].
10.27	Promissory Note entered into between the Company and the Kevin J. Morrell Revocable Trust dated February 24, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012].
10.28	Line of Credit Promissory Note between the Company and David S. McEwen dated April 26, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012].
10.29	Promissory Note, dated February 24, 2012, between the Company and Viking Retirement Assets Custodian, FBO Kenneth Hobbs IRA [Incorporated by reference to the Company’s Current Report on Form 8-K dated February 29, 2012].

Contracts related to NGSN
10.30	Business Agreement with NGSN and the Company dated October 21, 2011 [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
10.31	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co., Ltd. (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].

Contracts related to Aerostrong
10.32	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011 [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].
10.33	Strategic Business Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012 [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].

Contracts related to Zapna
10.34	Stock Purchase Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, ApS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012].
10.35	Pledge Agreement, dated April 3, 2012, between the Company, Gulfstream Seychelles and Zapna, ApS, and Horwitz, Cron & Armstrong, LLP [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012].

Contracts related to Herlong
10.36	Business Cooperation Agreement, dated December 6, 2011, between the Company, 7L Capital Partners Emerging Europe LP and other shareholders, to acquire 75% equity interest in Herlong Investments Limited [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
10.37	Software Purchase Contract, dated May 10, 2012, between the Company, Herlong Investments Limited, and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2012].
10.38	Equipment Contract, dated May 10, 2012, between the Company, Montenegro Connect, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011].
10.39	Equipment Contract, dated May 10, 2012, between the Company, Novi-Net, d.o.o and ZTE Corporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2011].

10.40	Contracts related to Ironridge
10.41	Stipulation for Settlement of Claims, dated July 5, 2012, between the Company and Ironridge Global IV, Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012].
10.43	Stock Purchase Agreement, dated December 14, 2012, between the Company and Ironridge Technology Co., a division of Ironridge Global IV, Ltd. [Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012].
10.42	Waiver Agreement related to the Ironridge Technology SPA between the Company and Ironridge Technology [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2012].

Contracts related to China Motion Telecom
10.43	Stock Purchase Agreement, dated November 27, 2012, between the Company, through its wholly owned subsidiary Gulfstream Capital Partners Ltd., China Motion Telecom International Limited (“Listco”), Listco’s wholly owned subsidiary China Motion Holdings Limited (“Holdings”), and Holdings’ 95% subsidiary ChinaMotion InfoServices Limited [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 27, 2012].
10.44	First Amendment to the China Motion SPA, dated February 14, 2013 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2013].
10.45	Second Amendment to the China Motion SPA, dated March 3, 2013, [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 8, 2013].

31.1	Certifications filed with this Report on Form 10-Q for the Period Ended September 30, 2012
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

99.1	Temporary Hardship Exemption†
99.2	China Tel Group, Inc. 2011 Stock Option and Incentive Plan dated May 10, 2011 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2011]
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

†	Previously Filed
*	Filed or furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VelaTel Global Communications, Inc.
Date: June 12, 2013	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of Registrant and in the identified capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer	June 12, 2013
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	June 12, 2013
Carlos Trujillo

