Form 10-Q
period 2013-03-31
VelaTel Global Communications, Inc.
filed 2013-06-14
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 13, 2013 Registrant had 239,124,065 shares of its Series A common stock outstanding, with a par value of $0.001, 40,000,000 shares of its Series B common stock outstanding, with a par value of $0.001 and 285 shares of its Series B preferred stock outstanding, with a par value of $0.001.

VELATEL GLOBAL COMMUNICATIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013 AND 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,265,471	$207,903
Accounts receivable, net of provision for doubtful accounts of $6,500 and $6,500	1,571,915	446,463
Receivables, other	233,566	67,954
Inventory	53,368	–
Prepaid expenses and other current assets	167,138	98,575
Assets held for sale/discontinued operations	4,673,360	4,677,490
Total current assets	7,964,818	5,498,385

Property, plant and equipment, net of accumulated depreciation of $737,633 and $897,971 as of March 31 2013 and December 31, 2012, respectively	319,762	409,170

Other assets:
Intangible assets, net of accumulated amortization of $232,677 and $209,716 as of March 31, 2013 and December 31, 2012, respectively	7,126,928	819,150
Deposits	360,494	639,654
Total other assets	7,487,422	1,458,804

Total assets	$15,772,002	$7,366,359

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$16,885,870	$12,954,218
Due to officers and related parties	79,862	825,845
Unearned revenue	797,198	–
Notes payable, related party	1,014,298	1,129,122
Notes payable, current portion	13,076,511	9,075,373
Convertible debentures, net	518,923	298,923
Notes payable, other	821,735	821,735
Derivative liability	16,903,128	6,393,863
Liabilities of discontinued operations	8,719,089	8,972,156
Total current liabilities	58,816,614	40,471,235

Notes payable, net of current portion	3,417,589	3,450,122
Mandatory redeemable Series B common stock; $0.001 par value, 100,000,000 shares authorized, 40,000,000 and 20,000,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively,	24,036	11,870

Total liabilities	62,258,239	43,933,227

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, Series B; no par value, 2,500 shares authorized, 270 and 120 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	–	–
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 172,530,864 and 105,153,206 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	172,531	105,153
Additional paid in capital	268,292,630	263,199,856
Common stock in escrow	(178,664)	(178,664)
Accumulated other comprehensive loss	(65,683)	(69,398)
Accumulated deficit	(313,323,761)	(298,347,524)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(45,102,947)	(35,290,577)

Non controlling interest	(1,383,290)	(1,276,291)

Total deficiency	(46,486,237)	(36,566,868)

Total liabilities and deficiency	$15,772,002	$7,366,359

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

REVENUE	$1,423,605	$–
Cost of revenue	825,820	–
Gross profit (loss)	597,785	–

OPERATING EXPENSES:
Selling, general and administrative expenses	2,612,613	2,932,044
Depreciation and amortization	76,048	141,800
Total operating expenses	2,688,661	3,073,844

Net loss from operations	(2,090,876)	(3,073,844)

OTHER INCOME (EXPENSES):
Other income (expenses)	31,629	(4,709)
Gain (loss) on settlement of debt	(3,401,263)	2,275,201
Gain (loss) on foreign currency transactions	(530)	(4)
Gain (loss) on change in fair value of debt derivative	(1,261,021)	(55,950)
Interest expense	(306,851)	(655,529)
Total other income (expense)	(4,938,036)	1,559,009

Loss from continuing operations	(7,028,912)	(1,514,835)

Discontinued operations:
Income (loss) from operations of discontinued operation	195,676	(357,726)

Net loss	(6,833,236)	(1,872,561)

Loss attributed to non controlling interest	106,999	17,886

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(6,726,237)	$(1,854,675)

Net loss per common share (basic and fully diluted) - continuing operations	$(0.05)	$(0.21)
Net income (loss) per common share (basic and fully diluted) - discontinued operations	$0.00	$(0.05)
Weighted average number of shares outstanding, basic and fully diluted	139,790,494	7,286,391

Comprehensive Loss:
Net Loss	$(6,833,236)	$(1,872,561)
Foreign currency translation gain	3,715	–

Comprehensive Loss:	(6,829,521)	(1,872,561)
Comprehensive loss attributable to the non controlling interest	106,999	17,886
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(6,722,522)	$(1,854,675)

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,833,236)	$(1,872,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,810	141,800
Impairment of investments		–
Amortization of debt discounts	61,244
(Gain) loss on settlement of debt	3,401,263	(2,275,201)
(Gain) loss on change in fair value of debt derivative	1,261,021	55,950
Allowance for (recovery of) bad debts	–	3,800
(Increase) decrease in:
Accounts receivable	(390,927)	(12,732)
Inventory	7,694	(338,054)
Prepaid expenses and other current assets	35,922	(19,905)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,889,938	2,768,129
Unearned revenue	63,113	–
Net cash used in operating activities	(274,158)	(1,548,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,754)
Purchase of intangible assets	(15,796)
Deposit for acquisition		(669,061)
Cash paid for acquisition of China Motion	(950,000)
Cash received with acquisition of China Motion	1,310,122	–
Net cash used in investing activities	305,572	(669,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on advances from officers	19,869	(240,194)
Proceeds from issuance of convertible notes	328,500
Proceeds from issuance of notes payable	–	2,264,777
Proceeds from issuance of Series B preferred stock	750,000	–
Proceeds from issuance of notes payable, related party	–	66,378
Payments on notes payable	(70,397)	–
Payments on notes payable, related party	–	(24,527)
Net cash provided by financing activities	1,027,972	2,066,434

Effect of currency rate change on cash	(1,818)	–

Net increase (decrease) in cash and cash equivalents	1,057,568	(151,401)

Cash and cash equivalents, beginning of the period	207,903	183,457
Cash and cash equivalents, end of the period	$1,265,471	$32,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,131	–
Cash paid during the period for taxes	$995	$614

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$3,231,125	$8,117,085
Note payable relating to acquisition (see note 18-Acquisition for Additional Information)	$4,837,500	$–

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Capital Structure

The Company’s capital stock consists of three series of its stock for which there are shares issued and outstanding: (i) Series A common stock (“Series A Common Stock,” “Series A Shares” or “Shares”); (ii) Series B common stock (“Series B Common Stock” or “Series B Shares”); and (iii) Series B Convertible and Redeemable Preferred Stock (“Series B Preferred Shares”). Series A Common Stock, together with Series B Common Stock, are collectively referred to in these Notes as “Common Stock”.

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

Redemption. The Company may redeem any whole number or all of its Series B Preferred Shares at any time 18 years after each issuance date at a “Corporation Redemption Price” equal to the Series B Liquidation Value. Prior to 18 years after each issuance date, the Company may redeem any whole number or all of the Series B Preferred Shares at a price per share (“Early Redemption Price”) equal to the sum of the following: (i) 100% of the Corporate Redemption Price; plus (ii) the Embedded Derivative Liability (as defined in the Certificate of Designations); less (iii) any dividends that have been paid. In addition, if the Company Liquidates or engages in any Deemed Liquidation Event, it must redeem all Series B Preferred Shares at the Early Redemption Price

Payment in Cash or Series A Shares. Upon the Company’s election to redeem any Series B Preferred Shares, the Company is required to pay the Holder either the Corporation Redemption Price or the Early Redemption Price, as the case may be, in cash. The Company may pay dividends and any Embedded Derivative Liability, at its election, (a) in cash, or (b) in Series A Shares registered under a current and effective Registration Statement, valued at 81.0% of the closing bid price of the Series A Shares on the date of delivery of the dividend or redemption payment, not to exceed the closing bid price on any trading day beginning 30 trading days prior to the applicable date of determination and ending 30 trading days after the applicable date of determination (“Equity Conditions Measuring Period”).

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

Corporate Formation and Subsidiaries

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiaries. The wholly owned subsidiaries whose results are reported are Trussnet Nevada, Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”), and Beijing Yunji Technology Co., Ltd., a Peoples Republic of China (“PRC” or “China”) corporation (“Beijing Yunji”). The Company’s majority owned subsidiaries are a 95% equity interest in VelaTel Peru, S.A., formerly known as “Perusat, S.A.,” a Peru corporation (“VelaTel Peru”), a 75% equity interest of Herlong Investments, Ltd., a Cyprus corporation, and Herlong’s two wholly owned subsidiaries, (collectively, “Herlong”), Novi-Net, d.o.o., a Croatian corporation (“Novi-Net”) and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”) and a 75% equity interest in Zapna, ApS, a Danish corporation (“Zapna”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the three months ended March 31, 2013 and 2012 were not significant.

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

NOTE 2     GOING CONCERN MATTERS

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $6,726,237 for the three months ended March 31, 2013.  In addition, the Company had negative working capital of $50,851,796 and a total deficiency of $46,486,237 as of March 31, 2013.

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

Additionally, the Company is in default on certain note obligations. See Note 20 - Subsequent Events for Further Information.

NOTE 3     INVESTMENTS

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

NOTE 4     INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years.  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the period ending March 31, 2013 and 2012, the Company recorded amortization of $22,961 and $5,085, respectively, as a charge to current period operations.

NOTE 5     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	March 31,	December 31,
	2013	2012
Accounts payable and accrued compensation	$15,576,870	$11,811,701
Accrued interest on indebtedness	1,087,188	923,538
Attorney fees and court costs	221,812	218,979
	$16,885,870	$12,954,218

NOTE 6     CONVERTIBLE NOTES

Convertible notes as of March 31, 2013 and December 31, 2012 are comprised of the following:

	March 31,	December 31,
	2013	2012
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $95.00 per Share. The Company is currently in default.	$80,000	$80,000
10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923
8% convertible note dated December 12, 2012. The note matures on September 14, 2013 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 65% of the market value at the date of conversion.	103,500	–
8% convertible note dated February 15, 2013. The note matures on November 20, 2013 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 65% of the market value at the date of conversion.	78,500	–
8% convertible note dated January 2, 2013. The note matures on December 31, 2013 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 55% of the market value at the date of conversion.	100,000	–
8% convertible note dated January 28, 2013. The note matures on January 23, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 65% of the market value at the date of conversion.	125000	–
Total	705,923	298,923
Less debt discounts	(187,000)	–
	518,923	298,923
Less current maturities	(518,923)	(298,923)
Long term portion	$–	$–

The convertible notes issued in 2013 converted into shares of the Company’s Series A common stock at a discount to the market price which gives rise to a beneficial conversion feature. The Company calculated the beneficial conversion feature to be $248,243 which has been recorded as a debt discount. The Company amortized $61,244 of this debt discount during the three months ended March 31, 2013.

NOTE 7     NOTES PAYABLE

Notes payable at March 31, 2013 and 2012 were comprised of the following:

	March 31,	December 31,
	2013	2012
Note payable, dated December 12,2012; due June 12, 2013 unsecured and accrues interest at 8% per annum	$–	$103,500
Note payable, due January 1, 2015, secured by equipment; interest at LIBOR (at rate of 0.4477% at March 31, 2013) plus 2.5% per annum with three semi-annual principal payments beginning January 1, 2014	5,501,870	5,501,870
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum, and is in default	669,211	684,210
Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum, and is in default	15,789	38,653
Note payable, dated July 26, 2006 is due on October 1, 2016 and accrues interest at 8% per annum	56,213	63,782
Note payable, dated February 1, 2012 is due on March 1, 2015 and accrues interest at 8.7% per annum	88,598	106,662
Note payable, dated September 2, 2010 is secured by an automobile, due on August 15, 2015 and accrues interest at 10.45% per annum	6,344	7,229
Note payable, dated December 30, 2010 is secured by an automobile, due on February 1, 2014 and accrues interest at 8.8% per annum	14,015	20,031
Line of Credit Loan Agreement and Promissory Note (“First Note”), due December 31, 2011, and Second Note, all unsecured, interest at 10% per annum. During 2012, the First Note was split into 15 separate notes. As of December 31, 2012, two notes had been paid in full, two were partially paid, and the unpaid balance is in default.	5,304,560	5,999,558
Note payable issued in connection with acquisition of China Motion. The note calls for a payment of $600,000 on May 31, 2013 (which is in default) and the final payment of $4,237,500 due on August 31, 2013.	4,837,500	–
Total	16,494,100	12,525,495
Less current maturities	(13,076,511)	(9,075,373)
Long term portion	$3,417,589	$3,450,122

NOTE 8     NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes currently in default.  The judgments are accruing interest at rates of between 3.6% to 10% per annum.  The principal balance of the three judgments totaled $821,735 and $821,735 as of March 31, 2013 and December 31, 2012, respectively. The judgments are deemed current (as opposed to long-term) but are in default.

NOTE 9     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes, the convertible notes issued in 2013 and the Series B Preferred Stock.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  The derivatives were classified as short-term liabilities.  The derivative liability at March 31, 2013 and December 31, 2012 was $16,903,128 and $6,393,863, respectively.

NOTE 10    NON-CONTROLLING INTEREST

The following table summarizes the changes in Non-Controlling Interest from December 31, 2012 to March 31, 2013:

	Vela Tel
	Peru	Herlong	Zapna	Total
Balance as of December 31, 2012	$(504,258)	$(755,327)	$(16,706)	$(1,276,291)
Period loss applicable to non-controlling interest for the three months ended March 31, 2013	9,784	(69,101)	(47,682)	(106,999)
Balance as of March 31, 2013	$(494,474)	$(824,428)	$(64,388)	$(1,383,290)
Non-Controlling interest percentage	5%	25%	25%

NOTE 11    MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of March 31, 2013, Company has issued and outstanding 40,000,000 shares of its Series B Common Stock, with a par value of $0.001 per share.  The general attributes are:

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

Mandatory Redemption. Series B Shares will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  As of the date of this Report, the present value balance of liability for redemption of Series B Shares at March 31, 2013 was $24,036 which is the deemed fair value of Series B Shares issued and outstanding.

NOTE 12    DEFICIENCY

Equity Funding Agreements

Ironridge Technology Preferred Stock Purchase Agreement

On December 14, 2012, the Company entered into a Stock Purchase Agreement ( “Ironridge Technology SPA”) with Ironridge Technology Co., a division of Ironridge Global (collectively, “Ironridge Technology”), for the sale of 1,200 shares of the Company’s Series B Preferred Stock (“Series B Preferred Shares”), at a price of $10,000 per share, for a total purchase price of $12,000,000. The first closing occurred on December 17, 2012 by direct wire transfer of $600,000 to the designated escrow holder under the China Motion SPA (defined below), as the down payment deposit for this acquisition. Each successive closing is to occur on the first day of each calendar month, subject to fulfillment of designated equity conditions as defined in the Certificate of Designations. Ironridge Technology was received a one-time non-refundable commitment fee of 60 shares of Series B Preferred Stock in consideration for providing the $12 million irrevocable funding commitment.

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

Ironridge Registration Rights Agreement

On December 14, 2012, the Company and Ironridge Technology also entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to file an S-1 Registration Statement with the SEC to cover the resale of any Series A Shares issued upon conversion of Series B Preferred Shares (collectively “Registrable Securities”). The Company is required to use its best efforts to cause an S-1 Registration Statement to become effective under the Securities Act and to file such amendments as are necessary for the S-1 Registration Statement is to remain continuously effective for registration of such additional Registrable Securities as are subsequently issued under the Ironridge Technology SPA.

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

On January 30, 2012, the Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission (“SEC”) contemplated by the RRA. The S-1 Registration Statement seeks to register 32,000,000 Series A Shares issuable upon conversion of shares of its Series B Preferred Shares. The number of Series A Shares to be registered was determined based on one-third of the Company’s public float as of January 27, 2013. On February 25, 2013, the SEC submitted its first comment letter in response to the filing. The SEC requested the Company to provide updated Financial Statements for the S-1 Registration Statement and indicated that it believed the Ironridge Technology SPA is an “equity line agreement” and, therefore, constitutes an “indirect primary offering” which the SEC does not permit. The Company intends to undertake efforts to resolve the SEC’s concerns in the near future and supply the updated Financial Statements the SEC has requested.

Ironridge Waiver Agreement

On February 26, 2013, the Company and Ironridge entered into a Waiver Agreement, pursuant to which Ironridge Technology waived completion of certain conditions described in the Ironridge Technology SPA to allow the Company to call for a closing to occur. Pursuant to and on the date of the Waiver Agreement, Ironridge Technology agreed to purchase 75 Series B Preferred Shares and to pay the Company $750,000. The Company also agreed to issue Ironridge Technology 75 Series B Preferred Shares as a non-refundable fee for entering into the Waiver Agreement. The Waiver Agreement also provides for certain restrictions on the Company’s right to negotiate or enter into financing arrangements with potential investors other than Ironridge Technology or its affiliates while any Series B Preferred Shares are outstanding and for six months after their conversion to Series A Shares. The Waiver Agreement requires the Company to immediately reserve 492,000,000 Series A Shares for potential issuance to Ironridge Technology and to, as soon as possible, amend its articles of incorporation to increase the number of authorized Series A Shares to a number sufficient to also cover subsequent closings and future conversions of Series B Preferred Shares into Series A Shares as contemplated in the Ironridge Technology SPA.

On February 27, 2013, Ironridge Technology paid the Company $750,000 and the Company issued Ironridge Technology 150 Series B Preferred Shares. The conversion feature was determined by the Company to be a derivative instrument and will be adjusted to fair value at each balance sheet date. The initial derivative liability was determined to be $9,000,000 which was recorded as a liability. The carrying value of the Series B Preferred Shares was reduced by $750,000 and the remaining $8,250,000 was recorded to accumulated deficit.

NOTE 13    WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Series A Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s Series A Shares.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$21.00	265,453	2.25	$21.00	265,453	$21.00
$21.00	344,887	2.75	$21.00	344,887	$21.00
$21.00	37,732	3.00	$21.00	37,732	$21.00
$21.00	102,279	3.25	$21.00	102,279	$21.00
$20.00	301,168	1.50	$20.00	301,168	$20.00
$18.00	86,444	1.75	$18.00	86,444	$18.00
$0.02-.012	98,504,819	2.50	$0.02-.012	98,504,819	$0.02-.012
	99,642,782			99,642,782

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2012	60,051,772	$0.45
Issued	39,591,010	0.05
Exercised	–	–
Canceled or expired	–	–
Outstanding at March 31, 2013	99,642,782	$0.28

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model for warrants granted in 2013 are as follows:

Risk-free interest rate	0.40%
Expected life of the warrants	3 years
Expected volatility	245%
Expected dividend yield	0%

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the period ended March 31, 2013 was $0.03.

NOTE 14    RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	March 31,	December 31,
	2013	2012
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$473
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	81,343	81,343
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Note payable dated December 10, 2012, 10% per annum interest	200,000	200,000
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum	332,482	447,306
Total	$1,014,298	$1,129,122

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	March 31,	December 31,
	2013	2012
Advances to VelaTel	$19,765	$785,715
Advances to Gulfstream Seychelles	40,130	40,130
Advances to China Motion	19,967	–
	$79,862	$825,845

Agreements with Related Parties

For the period from March 31, 2012 through the date this Report is filed with the SEC, there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $155,000 (1% of the average of the Company’s total assets as of March 31, 2013and December 31, 2012) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

For the period from the May 21, 2008 (the date the Company changed its business purpose and commenced concentrating on the telecommunications industry) through May 17, 2013 (the date the Company filed it SEC Form 10-K for the period ended December 31, 2012), all agreements with related parties have been summarized and reported to the public in the Company’s Form 10-K for the period ended December 31, 2012.

NOTE 15    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

The Chinacomm Litigation

On November 18, 2011, the Company and TCP (collectively, “Plaintiffs”), filed a complaint against Chinacomm Limited, Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(collectively, “Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“Chinacomm Litigation”). The complaint was later amended to add Feng Xiao Ming as a defendant.

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

The Sino Crossings Arbitration

On July 13, 2012, Azur Capital SDN BHD (“Azur”) served a notice of arbitration against the Company. On July 31, 2012, Azur filed the Notice of Arbitration with the Hong Kong International Arbitration Centre. The notice of arbitration alleged that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to Shanghai Ying Yu Network Technology Ltd. (“YYNT”) pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties, including YYNT, the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters.

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

The Westmoore Receiver Litigation

On March 22, 2013, David Gill (“Plaintiff”), in his capacity as Court-Appointed Receiver for Westmoore Management, LLC, Westmoore Investment, LP, Westmoore Capital Management, Inc., Westmoore Securities, Inc., Westmoore Capital, LLC, Westmoore Lending Opportunity Fund and Westmoore Holdings, Inc. (collectively, the “Westmoore Entities”), et al. filed a First Amended Complaint against Active Resources, Inc., Ceralta Medical Institute, Inc., Sam J. Arrietta, Michael Wall, Hodgson Russ, LLP, Mobile Truss, Inc., Trussnet Delaware, Trussnet Nevada, the Company, Capital Truss, Inc., George Alvarez, Changestar Corporation, Primetech Consulting, Inc., Servimax Financial, Inc., Servimax Financial, LLC, Waters Winery, LLC, The Tippet Fund, LP, TSB Company, Inc., Craig Brod, Factory MX Parts, LLC, Maplewood Solutions, LLC, Jason D. Huntley, Fix N Flex, LLC, Christine Hasir, Lighthorse Ventures, LLC, Paul Bickford, Linas Kleiza, Nita Criswell, Scott Leventhal, Sugarman Family Partners L.P., and Quartz Rock, LLC. The First Amended Complaint was filed in the Central District of California of the United States District Court, identified as Case No. SACV-12-02236 AG. It arises out of an alleged “Ponzi scheme” by the Westmoore Entities pursuant to which the Westmoore Entities transferred funds to one or more of the defendants while the Westmoore Entities were insolvent. The First Amended Complaint seeks damages in an undisclosed amount, injunctive relief and foreclosure of a real estate lien related to Active Resources, Inc. Plaintiff is in the process of serving the First Amended Complaint on the defendants, including the Company and George Alvarez. The Company is in discussions with Plaintiff to resolve the case against the Company and Mr. Alvarez by providing Plaintiff with documents that demonstrate the alleged claims against the Company and Mr. Alvarez are baseless.

Other Material Agreements in Effect

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

NGSN Exclusive Business and Services Agreements

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

(iii)        Aerostrong and Beijing Yunji will enter into one or more agreements for the implementation of projects to be agreed to by both parties and for Beijing Yunji to act as the exclusive contractor for Aerostrong to provide deployment management, operation management and other services for the projects.  Beijing Yunji and/or the Company will pay for all capital expenditures, operating expenditures and other negative cash flow in connection with the projects and will arrange financing for the projects.  The revenue generated by the telecommunication business will be used in priority to reimburse Beijing Yunji and/or the Company for any amounts paid for by either of them and to repay any financing arranged by Beijing Yunji and/or the Company.  Aerostrong and Beijing Yunji will share the profit generated from the telecommunication business in a manner to be agreed to in the services agreement.  The term of the services agreement will be no less than 15 years.  The parties will make proper arrangement on revenue collection, financial control and other aspects to ensure the repayment of Beijing Yunji’s financing and payment of service fees for the projects, the details of which will be specified in the services agreement; and

(iv)        To facilitate market development of the projects, Aerostrong will establish a network business department, the staffing of which will be specified in the service agreement.  Beijing Yunji will strictly comply with PRC laws, regulations and policies, especially those on internet security, information security and national security.  Aerostrong will have the right to supervise the quality and content of Beijing Yunji’s service to ensure Beijing Yunji’s lawful operation.

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

(iii)        Aerostrong is required not to delegate or subcontract any part of a cooperation project, without the prior written consent of the Company. If the implementation of any part of a cooperation project requires special qualification or expertise, Beijing Yunji may subcontract to a qualified third party and will grant Aerostrong priority as subcontractor where Aerostrong has the qualifications and expertise to conduct such work; and

(iv)        The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects are completed and Beijing Yunji receives the last payment from Aerostrong. During the term, neither party has the right to terminate the Aerostrong Strategic Agreement, except in the event of breach by the other party or the business operation term of the other party expires or is otherwise discontinued. Early termination due to breach will not affect the right of a party to pursue legal liability of the other party.

Independent Contractor Agreements

Effective January 16, 2012, all employees of the Company, with the exception of Colin Tay and employees of subsidiaries, commenced providing consulting services to the Company pursuant to their respective Independent Contractor Agreements.  From January 1, 2012 until January 16, 2012, they were providing services to the Company as employees.

Equity Interest in Herlong and its Operating Subsidiaries Novi-Net and Montenegro Connect

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L Capital Partners Emerging Europe, L.P. (“&L”) and others to acquire a 75% equity interest in Herlong Investments, Ltd., a Cyprus corporation (“Herlong”), and its wholly owned operating subsidiaries, Novi-Net, d.o.o. (“Novi-Net”), a Croatia corporation, and Montenegro Connect, d.o.o. (“Montenegro Connect”), a Montenegro corporation. In exchange for its 75% equity interest in Herlong, the Company agreed to contribute all capital and operating expenditures necessary to deploy and operate the “Novi-Net Network” and the “Montenegro Network” until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 ($668,402 based on the exchange rate on the closing date), plus credit for a €528,086 ($649,546 based on the exchange rate on the closing date) deposit on an initial equipment order placed with ZTE. Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total number of its shares of common stock that are issued and outstanding. The BCA calls for minimum installments towards the Company’s total investment of €500,000 each within 90, 180 and 270 days following the closing date, plus €271,904 within 360 days of the closing date (a total of approximately $2,272,000 based on the exchange rate as of March 31, 2013). The Company’s obligation to make these additional investment installments is secured by a pledge of it 48,843 shares of Herlong’s common stock pursuant to a stock pledge and an escrow agreement. The Company has made additional payments toward its Herlong acquisition in the form of $850,454 additional down payment to ZTE related to the equipment contracts described below, and $105,128 paid to Joinmax Engineering & Consulting Services (HK), Ltd. (“Joinmax”) for shipping logistics services. $500,000 of the down payments to ZTE and $105,128 to Joinmax were in the form of liabilities relieved through assignment of those creditors’ receivables with the Company through assignment to Ironridge Global, IV, Ltd. (“Ironridge Global”).

On July 3, 2012, 7L delivered a notice of default to the Company contending the Company had failed to timely pay the €500,000 investment installment called for under the BCA to be made within 90 days of closing. The Company contended that the additional payments made to ZTE and Joinmax on Herlong’s behalf satisfied this requirement. The Company prepared and delivered to 7L but did not file a notice of arbitration pursuant to the BCA. On October 8, 2012, the Company and 7L entered into a compromise agreement whereby the €500,000 installment due within 90 days of closing, as well as the €271,904 installment due within 360 days of closing would be deemed paid provided the Company paid in cash directly to Herlong by October 19, 2012 the €500,000 installment due within 180 days of closing. The deadline for this payment was later extended to November 26, 2012. The compromise agreement provides that if the €500,000 is not timely made, both parties reserve all rights under their respective notices of default and arbitration. To date, the Company has not fully paid the €500,000 installment called for under the compromise agreement, or the additional €500,000 installment called for under the BCA to be made within 270 days of closing. The Company has paid $93,500 directly to Herlong in various installments and on various dates during the period ended March 31, 2013. Neither the Company nor 7L have proceeded further in exercising the rights each reserved under their respective notices of default and arbitration.

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

Equipment Contract and Purchase Order for Montenegro Connect. Approximate total contract price - $820,300 for 25 base transceiver stations, including their back up power supply and installation materials, 32 microwave radios and antennae, and data center core equipment including back up power supply, gateway equipment, servers, routers, switches and racks.

Equipment Contract and Purchase Order for Novi-Net. Approximate total contract price - $1,280,250 for 50 base transceiver stations, including their back up power supply and installation materials, nine microwave radios and antennae and data center core equipment, including back up power supply, gateway equipment, servers, routers, switches and racks.

Software Contract and Purchase Order for Herlong. Approximate Total Contract Price - $4,901,300 for all software associated with the equipment described above, including access gateways, lawful interception gateways, elements management, network management systems, operations maintenance, universal subscriber databases, switching and router software, and mobile broadband wireless base transceiver stations software systems.

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

NOTE 16    FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2013:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$16,903,128	$16,903,128

Balance, December 31, 2012	$6,393,863
Derivative liability for Series B preferred stock	9,000,000
Derivative liability for convertible notes	248,244
Change in value of derivative liability during 2012	1,261,021
Balance, March 31, 2013	$16,903,128

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

NOTE 17    NET LOSS PER SHARE

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Series A Shares outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s convertible notes.  Diluted net loss per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net loss per share for the period from March 31, 2012 through March 31, 2013 does not reflect the effects of shares potentially issuable upon conversion of convertible notes and outstanding warrants.  These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share.

NOTE 18    ACQUISITION

China Motion Agreements

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

First Amendment to China Motion Stock Purchase Agreement

On February 14, 2013, the Company and Seller entered into a First Amendment to the China Motion SPA, whereby the purchase price was increased by 1%, the Company agreed to pay within ten business days an additional deposit of HK$1,170,000 (US$150,900) applicable to the purchase price, plus HK$120,000 (US$15,500) to professional parties representing Seller, and the outside closing date was extended from January 31, 2013 to February 28, 2013.

Second Amendment to China Motion Stock Purchase Agreement

On March 3, 2013, the Company and Seller entered into a Second Amendment to the China Motion SPA, along with an amended Corporate Guaranty, a Note and a Stock Pledge Agreement. The material terms of the Second Amendment to the China Motion SPA are as follows (currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount becomes payable or otherwise effective):

(i)          The purchase price for the China Motion stock is HK$49,500,000 (US$6,387,100), consisting of HK$12,009,362.55 (US$1,549,600) cash (including HK$4,646,862.55 (US$599,600) deposit paid pursuant to the SPA (“Buyer’s Deposit”), plus HK$7,362,500 (US$950,000) to be paid at Closing (“Down Payment”), plus HK$37,490,637.45 (US$4,837,500) as the principal balance of the Note to be issued by the Company at closing. The purchase price is subject to the following adjustments, as determined by audit of CMTHK’s balance sheet as of February 28, 2013 to be completed within four months of closing: (a) a credit to Seller equal to the balance of all cash, accounts receivable, other receivables, inventory, and prepayments to others; and (b) a credit to the Company equal to the balance of all accounts payable, accruals and other payable, and advance income received. The aggregate cash balance in CMTHK’s accounts as of closing will be at least HK$7,800,000 (US$1,006,500), and the Company will cause CMTHK to pay to Seller any excess amount within five days of closing;

(ii)         The Note is in the total amount of HK$38,990,637.45 (US$5,031,000), of which the principal balance of HK$37,490,637.45 (US$4,837,500) is applicable to the purchase price and the remaining HK$1,500,000 (US$193,500) represents interest that will accrue on the Note through its maturity and is not part of the purchase price. The Note calls for a payment of HK$4,650,000 (US$600,000) principal only on or before May 31, 2013 and the remaining HK$32,840,637.45 (US$4,237,500) balance of principal and accrued interest due on or before August 31, 2013;

(iii)        As security for repayment of the Note, the Company agrees to pledge the China Motion stock to Seller pursuant to the terms of a Stock Pledge Agreement. Seller will act as an interim escrow agent under the Stock Pledge Agreement, subject to appointment of a substitute escrow agent the parties will promptly locate and retain and who is willing to accept substantially all of the material terms of the Stock Pledge Agreement;

(iv)        The Company agrees to hold Seller harmless from any claims or damages arising solely out of or in connection with the Company taking over CMTHK during the time period between closing and the final termination of the Stock Pledge Agreement, including any diminution of the value of the net current assets of CMTHK to a level below their net value as of closing;

(v)         For so long as the Note remains unpaid, Seller will be entitled to appoint one of three or more members of the CMTHK’s board of directors, and the following fundamental decisions shall require the unanimous consent of all directors and the written consent of Seller: (a) borrow any sum or enter into any contract for capital expenditures that is in excess of HK$1,500,000 (US$193,500) or is outside the course of CMTHK’s general business model as a telecommunications service provider; (b) vary any rights attaching to any of CMTHK’s shares; (c) consolidate or merge with or acquire any other business or dispose of any existing capital assets of CMTHK; (d) issue any CMTHK shares or create or issue any debentures or other securities convertible into shares or debentures; (e) pass any resolutions in general meeting or by way of written resolution relating to wind-up or dissolution of CMTHK; and (f) distribute any profits of CMTHK;

(vi)        The Company commits to begin upgrading CMTHK’s telecommunications network. CMTHK will bear the expenses of engineering services rendered in connection with such upgrade, upon reasonable commercial terms estimated to total approximately no more than HK$1,300,000 (US$167,700) per month; and

(vii)       The Company agrees to pay to Seller at closing HK$387,500 (US$50,000) towards reimbursement of total costs and disbursements to the professional fees incurred by Seller in connection with the first amendment and the second amendment, which payment is in addition to and is not part of the purchase price.

The Second Amendment to the China Motion SPA became effective as of March 1, 2013, notwithstanding that it is signed on March 3, 2013. Closing of the China Motion SPA, as amended by the First Amendment and the Second Amendment to the China Motion SPA and together with the other designated transaction documents, occurred as of March 1, 2013 when the Company initiated a wire transfer for payment of the down payment and the professional fees, and Seller endorsed and re-issued the China Motion stock in the name of the Company. The parties continued to finalize various details of the transaction documents until they were signed, executed and delivered on March 3, 2013.

The Company acquired China Motion to expand its operations into Asia.

The purchase of China Motion was accounted for under the purchase method of accounting, with the purchase price allocated based on the fair value of the individual assets and liabilities acquired as follows:

Cash	$1,310,122
Accounts receivable	946,934
Inventory	61,062
Prepaid expense	245,847
Property and equipment	32,845
Deposits	179,078
Purchased intangible assets	6,309,858
Accounts payable and accrued expenses	(1,964,561)
Unearned income	(734,085)
Purchase price	$6,387,100

The intangible assets purchased in the above acquisition will be amortized over their respective useful lives. The above purchase price allocation is preliminary and subject to change.

The operating results of China Motion are included in the accompanying unaudited Consolidated Statements of Operations from the acquisition date. Operating results from the acquisition date to March 31, 2013 is as follows:

Revenue	$1,035,749
Cost of revenue	634,466
Gross profit	401,283
Operating expenses	242,574
Income from operations	158,709
Net income	$56,380

The pro forma financial information presented below show the consolidated operations of the Company as if the China Motion acquisition had occurred as of January 1, 2012:

	Three Months Ended March 31,
	2013	2012
Revenues	$3,270,195	$2,962,161
Gross profit	1,032,370	1,112,459
Loss from operations	(7,309,832)	(1,879,835)
Provision for income taxes	–	–
Net loss	(7,007,157)	(2,219,675)

NOTE 19    DISCONTINUED OPERATIONS

In December 2012, the Company’s Board of Directors made the decision to explore selling its VelaTel Peru subsidiary. As a result of this decision, VelaTel Peru has been presented as discontinued operations in the accompanying unaudited Consolidated Financial Statements.

The operating results for VelaTel have been presented in the accompanying unaudited Consolidated Statement of Operations for the periods ended March 31, 2013 and 2012as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2013	2012

Revenues	$95,388	$162,665
Cost of revenue	71,354	388,856
Gross profit	24,034	(226,191)
Operating expenses	179,162	164,601
Loss from operations	(155,128)	(390,792)
Non-operating income	350,804	33,066
Net income (loss)	$195,676	$(357,726)

The assets and liabilities of the discontinued operations at March 31, 2013 and December 31, 2012 are summarized below:

	March 31, 2013	December 31, 2012

Current assets	$130,702	$83,905
Long-term assets	4,542,658	4,593,585
	$4,673,360	$4,677,490

Current liabilities	$8,719,089	$8,972,156

NOTE 20    SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2013, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date the Company’s unaudited Consolidated Financial Statements were finalized.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the unaudited Consolidated Financial Statements and that the following items represent subsequent events that merit disclosure in this Report.

Notice of Default from Asher Enterprises, Inc.

On December 12, 2012, the Company entered into a loan transaction including promissory note in the amount of $103,500 with Asher Enterprises, Inc. (“Asher”). On February 15, 2013, the Company and Asher entered into a similar loan transaction including a promissory note in the amount of $78,500. Each Asher note provides for interest at 8% per annum, increasing to 22% per annum in the event of default. The maturity date of each Asher note is approximately nine months after its issuance date. Each Asher note contains features giving Asher the right to elect payment in the form of conversion to Shares pursuant to a formula at any time 180 days after the issuance date of each Asher note.

On April 17, 2013, Asher delivered a notice of default under the two Asher notes based on the Company’s failure to comply with its SEC reporting requirements when it failed to file its annual report on SEC Form 10-K for the period ended December 31, 2013 on or before the deadline (including the extension period) of April 16, 2013. Under the notice of default, Asher demands immediate payment of $273,000, representing 150% of the outstanding principal balance of the two Asher notes, plus unspecified interest at the default interest rate. In the notice, Asher reserves the right at its sole discretion to convert the default amount into Shares if the default amount is not paid in full within five days of the notice of default. The Company remains in default under the Asher notes in that, although it has now filed its annual report on SEC Form 10-K for the period ended December 31, 2013, this Report on SEC Form 10-Q for the period ended March 31, 2013 was not filed before the deadline (including the extension period) of May 16, 2013. The Company is in discussions with Asher to waive the default after this Report has been filed, but there can be no assurance that Asher will agree to such a waiver.

Notice of Default regarding China Motion Acquisition

On June 1, 2013, China Motion Holdings Limited and ChinaMotion InfoServices Limited (collectively “Seller”) delivered a letter notifying the Company and Gulfstream Seychelles of default under the promissory note issued as part of the China Motion acquisition transaction (described in Note 18 – Acquisition) based on failure to pay the installment payment of HK$4,650,000 (US$600,000) principal only called for under the Note to be paid on or before March 31, 2013. The letter further requests that the installment be paid within thirty days of the letter (on or before June 30, 2013, failing which Seller is entitled to issue a forfeiture notice pursuant to the Stock Pledge Deed and Stock Escrow Agreement without further notice to the Company or Gulfstream Seychelles, or to take other actions Seller deems appropriate under the China Motion acquisition documents.

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

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement.

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

On July 25, 2011, we changed our name to VelaTel Global Communications, Inc.  We did so to better define our positioning as a key leader in deploying and operating wireless broadband access networks worldwide.

During the first quarter of 2012, we commenced our planned operations as we deployed our wireless broadband telecommunications network in Peru (VelaTel Peru”).  Prior to that, from our inception we were a “Development Stage Company” as defined by the ASC subtopic 915 Development Stage Entities.  We accumulated a deficit during our development stage of $253,660,984.

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

Our Businesses

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

Results of Operations

Three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012.

Our revenue, cost of sales, expenses and other income for the three-month periods ended March 31, 2013 and 2012 are as follows:

Revenue:

2013	2012
$1,423,605	$0

Our revenue for the three-month period ended March 31, 2013 increased by $1,423,605 from the same period ended March 31, 2012.  The increase in revenue for 2013 is attributed to our acquisitions of Zapna, Herlong and China Motion, which accounted for all of the increase.

Cost of Sales:

2013	2012
$825,820	$0

Our cost of sales for the three-month period ended March 31, 2013 was $825,820, or 58% of sales as compared to $0 for the same period ended March 31, 2012.  The increase in cost of sales in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2013 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna, Herlong and China Motion.

Selling, General and Administrative Expenses:

2013	2012
$2,612,613	$2,932,044

Our selling, general and administrative expenses for the three-month period ended March 31, 2013 was $2,612,613, as compared with $2,932,044 for the same period in 2012, a decrease of $319,431.  The decrease in the selling, general and administrative expenses during the three-month period in 2013 is a result of a reduction in general corporate overhead..

Loss on Change in Fair Value of Debt Derivative:

2013	2012
$1,261,021	$55,950

For the three-month period ended March 31, 2013, we incurred a non-cash loss of $1,261,021 from the change in the fair value of our debt derivatives relating to our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2008 (“Amended Convertible Note”), conversion feature of our Series B Preferred Stock, and convertible notes issued in 2013 as compared to a non-cash loss of $55,950 for same period in 2012.  The increase in the loss for 2013 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Gain (Loss) on Settlement of Debt:

2013	2012
$(3,401,263)	$2,275,201

For the three-month period ended March 31, 2013, we issued shares of our Series A Common Stock and warrants in settlement of debt. The settlement price was less than the fair value of the shares and warrants issued resulting in a loss of $3,401,263. In 2012, the settlement price was greater than the fair value of the shares that resulted in a gain of $2,275,201.

Interest Expense:

2013	2012
$306,851	$655,529

For the three-month period ended March 31, 2013, our interest expense was $306,851 as compared to $655,529 for the same period in 2012.  The change in interest expense is attributable to the change in outstanding in notes payable in 2013 compared to 2012.

Net Loss:

2013	2012
$6,726,237	$1,854,675

Our net loss of $6,726,237 for the three-month period ended March 31, 2013 and the $1,854,675 for same period for 2012 is the result of the factors described above, principally the loss on settlement of debt and the change in derivative liability.

Liquidity and Capital Resources

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, Share subscriptions and advances from shareholders.  Our Convertible Note Purchase Agreements dated February 17, 2008 (“Convertible Note”) matured on December 31, 2008, unless they were extended by signing an Amended Convertible Note.  In that case, the due date is 90 days from the date we receive a notice of redemption from the convertible note holder. Both the Convertible Notes and the Amended Convertible Notes have an interest rate of 10% per annum.

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of March 31, 2013:

(i)	Litigation installment payments of $821,735;

(ii)	Notes payable to related parties of $1,014,298;

(iii)	Notes payable of $16,494,100;

(iv)	Convertible Notes and Amended Convertible Notes of $518,923;

(v)	Advances from officers of $79,862; and

(vi)	Accounts payable and accrued expenses of $16,885,870 and sales, general and administrative expenses of approximately $1.2 million per month for our San Diego, Taiwan, Peru, Denmark, Cyprus, Croatia and Montenegro operations.

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac Organization, Inc.

From our date of inception through March 31, 2013, we have incurred accumulated losses of approximately $313.3 million.  As of March 31, 2013, we had cash of $1.3 million and liabilities of approximately $62.3 million, of which $58.8 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated May 17, 2013, for the period ended December 31, 2012.  In order to continue to operate our businesses, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Common Stock, Series B Common Stock, Series B Preferred Shares, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective August 29, 2012, we increased (post-reverse) the number of authorized Series A Shares from 200 million to 1 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State.  As of March 31, 2013, we had issued and outstanding 172,530,864 Series A Shares. As of the date of this Report, the total number of Series A Shares issued and outstanding is 239,124,065.

As of March 31, 2013, we had authorized the issuance of up to 100,000,000 Series B Shares, of which 40,000,000 shares were issued and outstanding. As of the date of this Report, there remain 40,000,000 Series B Shares issued and outstanding.  Each Series B Share has the right to cast ten votes for each action on which each Series A Share has a right to vote.  The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares.  Series B Shares do not participate in any declared dividends. Series B Shares are redeemable on May 23, 2023 at the par value of $0.001 per share.

Due to the limitations on transfer of Series B Shares, we do not consider the issuance of Series B Shares to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by our Board of Directors. We have designated 20,000,000 shares of our Preferred Stock as Series A Preferred Stock, of which there are 0 shares issued and outstanding. We have designated 2,500 shares of our Preferred Stock as Series B Preferred Stock, of which 270 such shares had been issued to Ironridge Technology as of March 31, 2012. As of the date of this Report, a total of 285 shares of Series B Preferred Stock are issued and outstanding.

As of March 31, 2013, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes.  These notes bear interest at 10% per annum and are all either past due or have been converted.  As of March 31, 2013, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $0.3 million.  The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended March 31, 2013 and is expected to continue to do so in the future.

As of March 31, 2013, we owed approximately $1.1 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

During 2010 and 2012, we negotiated equipment vendor financing that, if continued in the future, we expect will reduce our short term need for capital from the sources described above as a percentage of our total capital needs.  However, no assurances can be given that we will continue to obtain equipment financing on the same terms as secured during 2010 and 2012.  Repayment of such equipment financing will increase our liquidity demands in the future.

The following table presents a summary of our sources and uses of cash for the three-month period ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities:	$(274,158)	$(1,548,774)
Net cash provided by (used in) investing activities	$305,572	$(669,061)
Net cash provided by financing activities	$1,027,972	$2,066,434
Effect of currency rate exchange	(1,818)
Increase in cash and cash equivalents	$1,057,568	$(151,401)

Operating Activities

The cash used in operating activities for the three months ended March 31, 2013 is a result of our net loss offset by an increase in accounts payable and accrued expenses and non-cash expenses for the settlement of debt and the change in fair value of the derivative liability.

Investing Activities

The cash provided by investment activities for the three months ended March 31, 2013 consisted of the cash acquired with the acquisition of China Motion offset by the cash paid in connection with the purchase of China Motion.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 consisted of proceeds from the issuance of Series B preferred stock and the issuance of convertible notes..

Off-Balance Sheet Arrangements

At March 31, 2013, we have no off-balance sheet arrangements.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited Consolidated Financial Statements included in this Report for the periods ended March 31, 2013 and 2012.

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

Cash and Cash Equivalents

For purposes of our Statement of Cash Flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on a due date basis.

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

We amortize our identifiable intangible assets over their estimated period of benefit.  The estimated useful life of developed software is ten years.  We periodically evaluate the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

We account for and report acquired goodwill and other intangible assets under ASC subtopic 305-10, Intangibles, Goodwill and Other.  In accordance with ASC 305-10, test our intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs are included in our results from operations.

Functional Currency

Transactions of VelaTel Peru are in US Dollars; accordingly, this subsidiary’s functional currency is the US Dollar. The accounts of Zapna are maintained in Danish Kroner, the accounts of Novi-Net are maintained in Croatian Kuna, the accounts of Herlong and Montenegro Connect are maintained in the Euro, and the accounts of China Motion are maintained in Hong Kong Dollars. The accounts of these foreign subsidiaries are translated into US Dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” In accordance with ASC Topic 830: (i) all assets and liabilities are translated at the exchange rate on the balance sheet dates; (ii) stockholders’ equity is translated at historical rates; and (iii) statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the three months ended March 31, 2013 and 2012 were not significant.

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

Reclassifications

Certain reclassifications have been made to prior periods’ data to conform to the presentation set forth in this registration statement.  These reclassifications had no effect on reported income or losses.

Going Concern Disclosure

The accompanying Consolidated Financial Statements included in this Report have been prepared in conformity with GAAP, and contemplates our continuance as a going concern. Our independent registered accounting firm, in its report dated May 17, 2013 has expressed substantial doubt about our ability to continue as a going concern. Our viability is dependent upon our ability to obtain future financing and the success of our future operations. We have incurred a net loss of $6,726,237 for the period ended March 31, 2013, a cumulative net loss of $313,323,761 since inception, a negative working capital of $50,851,796 and a stockholders' deficiency of $46,486,237.

In addition, we require substantial additional capital to finance our planned business operations and expect to incur operating losses in future periods due to the expense of deploying and/or the continued deployment of our projects.

We have not realized material revenue since inception, and we are not without doubt that we will be successful in generating revenues in the future.  If we are not able to raise substantial additional capital in a timely manner, we may lose our rights to participate in the operation of the networks and businesses identified above and may be forced to cease operations. Our continued existence is dependent upon management's ability to develop profitable operations and resolve our liquidity problems. The accompanying unaudited Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

To attain profitable operations, management continues focus its efforts on the deployment and operation of our wireless broadband networks.  As stated in the beginning of this Item 2, we have nine projects, six of which are deploying wireless broadband networks and three of which offer services or products related to the wireless broadband networks we are deploying.  The nine projects span Hong Kong, China, Croatia, Montenegro, Peru and Denmark.  We will continue to be dependent on outside capital to fund our projects and selling, general and administrative expenses for the foreseeable future.  Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders.  If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our projects.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and is not required to provide the information called for by this Item.

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

Our Chief Financial Officer, and others in the Company, as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements.  It is anticipated that such efforts will be concluded by the time our Form 10-Q for the period ended September 30, 2013 is filed with the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in any of the pending litigation against the Company since we filed our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the period ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

With the exception of the following sales of unregistered equity securities, all information required by Item 701 of Regulation S-K has been previously included in a Current Report on Form 8-K:

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

On May 14, 2013, the Company issued 20,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On May 20, 2013, the Company issued 1,773,050 Shares and 1,773,050 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0121 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $21,453.91 in notes payable of the Company and payment of accrued interest of $0.

On May 20, 2013, the Company issued 2,272,727 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 2,272,727 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.011 and an exercise term of three years.

On May 22, 2013, the Company issued 4,000,000 Shares and 4,000,000 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0119 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $47,600 in notes payable of the Company and payment of accrued interest of $0.

The restricted Shares issued to the aforementioned entities and individuals relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder, based on the knowledge possessed by those entities or individuals regarding the Company’s operations and financial condition and their experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these Shares. The Shares issued to Ironridge Global are exempt from registration under Section 3(a)(10) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

As of March 31, 2013, the Company is in default on payment of the principal and interest on approximately $219,003 of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company to do so.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a)	All information required to be disclosed on Form 8-K during the period ended March 31, 2013 has been so reported.

(b)	The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

(c)	Effective May 16, 2013, the Company reduced the size of its Board of Directors from four Directors to two Directors. The Company also eliminated the positions of Chief Operating Officer (the duties of which were transferred to our Chief Executive Officer) and Chief Administrative Officer (the duties of which continue to be performed by a Manager of Administration). The Company’s intent is to consolidate decision making authority in the Board of Directors and in those executive officers who are also directors (the Chief Executive Officer and the President). Other officers who have previously been considered executive officers have had their management responsibilities and decision making authority curtailed. These include: (i) Carlos Trujillo, who holds the title Chief Financial Officer; (ii) Kenneth L. Waggoner, who holds the titles of Secretary, Executive Vice-President, Legal and General Counsel; (iii) Kenneth Hobbs, who holds the titles of Vice-President, Mergers & Acquisitions and Associate General Counsel; and (iv) Isidoro Gutierrez, who formerly held the title of Chief Administrative Officer and now holds the title of Manager of Administration.

Item 6.  Exhibits.

The following is a cumulative list of documents either referred to in this current Report on Form 10-Q, or in prior Reports, including a reference to the specific prior Report where the same document was attached as an Exhibit to that Report. Reference in this Exhibit List to “the Company” refers to either VelaTel Global Communications, Inc., or its prior name, China Tel Group, Inc.

Exhibit No.	Description of each Exhibit
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware
10.3	Independent Contractor Agreement, dated April 1, 2010, between the Company and Mario Navarro [Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 28, 2011]
10.4	Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].
10.5	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]
10.6	Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee “Colin Tay” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.7	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on May 16, 2011].
Contracts Related to ChinaComm Joint Venture
10.8	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.9	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)
10.10	Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co (“Yunji China”). [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.11	Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]
10.12	Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd.(“TCP”) and Yunji China. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.13	Equipment Sublease Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.14	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.15	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.16	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]
10.17	First Amendment to Promissory Note, dated March 5, 2010, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
[Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010]
10.18	Third Amendment to Promissory Note, dated April 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 13, 2010]
10.19	Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.20	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.21	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.22	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.23	Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.24	Restated Settlement Agreement between Mario Navarro, VelaTel Peru S.A., and the Company, dated March 1, 2012.

Contracts Related to Golden Bridge Joint Venture
10.25	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]
10.26	Equipment Contract for Haixi Wireless Broadband Project (GBNC), dated March 14, 2011, among the Company, Gulfstream Seychelles and ZTE [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2011]
Contracts Related to Sino Crossing Joint Venture
10.27	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.28	Subscription and Shareholder Agreement for “New Co,” dated November 11, 2010, between the Company and Azur [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.29	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011. [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
Contracts Related to VN Tech Joint Venture
10.30	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.31	Amended and Restated Subscription and Shareholder Agreement for VN Tech between Gulfstream Seychelles, Luo Hongye and VN Tech. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012].
Contracts Related to Equity and Convertible Debt Instruments
10.32	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.33	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.34	Stock Purchase Agreement, dated February 9, 2010, between the Company and Excel Era Limited (“Excel”)[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.35	First Amendment to Stock Purchase Agreement, dated February 15, 2010, between the Company and Excel [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2010]
10.36	Second Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Excel [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.37	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc.(“Isaac”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.38	First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.39	Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.40	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].
10.41	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.42	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.43	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012].
Contracts related to NGSN
10.44	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012.[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].
10.45	Business Agreement with NGSN and the Company dated August 26, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
Contracts related to Aerostrong
10.46	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].
10.47	Strategic Cooperation Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012. [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].
Contracts related to Zapna, APS
10.48	Stock Purchase Agreement, dated April 3, 2012, between the Company., Gulfstream Seychelles and Zapna, APS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]

Contracts related to The Balkans
10.49	Business Cooperation Agreement between 7L Capital Partners Emerging Europe LP (7LCPEELP), Karlo Vlah, Durda Vlah, Josip Vlah, the Company, Novi-Net d.o.o and Montenegro Connect, d.o.o, dated December 6, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K December 9, 2011].
10.50	Standby Business Cooperation Agreement by and between the Company, 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic (Shareholder 1), Angelina Jevtic (Shareholder 2), Nikola Zelic (Shareholder 3), Zivana Olbina (Shareholder 4); and Clearcon D.O.O (formerly SECI D.O.O). Boegrad (Shareholder 5) and VeratNet, dated December 19, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K dated December 19, 2011].
Certifications filed with this Report on Form 10-Q for the Period Ended March 31, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2013	VELATEL GLOBAL COMMUINICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer

