Form 10-Q
period 2013-06-30
VelaTel Global Communications, Inc.
filed 2013-08-19
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2013 Registrant had 379,353,951 shares of its Series A common stock outstanding, with a par value of $0.001, 40,000,000 shares of its Series B common stock outstanding, with a par value of $0.001 and 285 shares of its Series B preferred stock outstanding, with a par value of $0.001.

VELATEL GLOBAL COMMUNICATIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013 AND 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,623	$207,903
Accounts receivable, net of provision for doubtful accounts of $6,500 and $6,500	522,164	446,463
Receivables, other	239,900	67,954
Inventory	2,392	–
Prepaid expenses and other current assets	265,933	98,575
Assets held for sale/discontinued operations	4,490,466	4,677,490
Total current assets	5,605,478	5,498,385

Property, plant and equipment, net of accumulated depreciation of $894,461 and $692,393 as of June 30, 2013 and December 31, 2012, respectively	279,147	409,170

Other assets:
Intangible assets, net of accumulated amortization of $241,201and $209,716 as of June 30, 2013 and December 31, 2012, respectively	819,008	819,150
Deposits	41,466	639,654
Total other assets	860,474	1,458,804

Total assets	$6,745,099	$7,366,359

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$15,338,794	$12,954,218
Due to officers and related parties	62,582	825,845
Notes payable, related party	931,158	1,129,122
Notes payable, current portion	12,678,229	9,075,373
Convertible debentures, net	648,051	298,923
Notes payable, other	821,735	821,735
Derivative liability	17,756,304	6,393,863
Liabilities of discontinued operations	8,254,644	8,972,156
Total current liabilities	56,491,497	40,471,235

Notes payable, net of current portion	3,301,222	3,450,122
Mandatory redeemable Series B common stock; $0.001 par value, 100,000,000 shares authorized, 40,000,000 and 20,000,000 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively,	24,337	11,870

Total liabilities	59,817,056	43,933,227

Stockholders' deficiency:
Preferred stock, Series B; no par value, 2,500 shares authorized, 285 and 120 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	–	–
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 268,295,333 and 105,153,206 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	268,295	105,153
Additional paid in capital	271,302,911	263,199,856
Common stock in escrow	(178,664)	(178,664)
Accumulated other comprehensive loss	(68,566)	(69,398)
Accumulated deficit	(322,978,134)	(298,347,524)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(51,654,158)	(35,290,577)

Non controlling interest	(1,417,799)	(1,276,291)

Total deficiency	(53,071,957)	(36,566,868)

Total liabilities and deficiency	$6,745,099	$7,366,359

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUE	$511,698	$740,945	$899,554	$740,945
Cost of revenue	178,770	311,449	370,124	311,449
Gross profit	332,928	429,496	529,430	429,496

OPERATING EXPENSES:
Selling, general and administrative expenses	1,172,526	2,835,592	3,548,053	5,767,636
Impairment of investments	6,387,100	–	6,387,100	–
Depreciation and amortization	64,281	102,039	134,841	243,839
Total operating expenses	7,623,907	2,937,631	10,069,994	6,011,475

Net loss from operations	(7,290,979)	(2,508,135)	(9,540,564)	(5,581,979)

OTHER INCOME (EXPENSES):
Other income (expenses)	379,205	4,730	513,163	21
Gain (loss) on settlement of debt	(1,847,292)	(417,664)	(5,248,555)	1,857,537
Gain (loss) on foreign currency transactions	(3,823)	39,889	(4,353)	39,885
Gain (loss) on change in fair value of debt derivative	133,588	17,566	(1,127,433)	(38,384)
Interest expense	(533,994)	(253,077)	(840,845)	(908,606)
Total other income (expense)	(1,872,316)	(608,556)	(6,708,023)	950,453

Loss from continuing operations	(9,163,295)	(3,116,691)	(16,248,587)	(4,631,526)

Discontinued operations:
Income (loss) from operations of discontinued operation	280,793	(489,002)	476,469	(846,728)

Net loss	(8,882,502)	(3,605,693)	(15,772,118)	(5,478,254)

Loss attributed to non controlling interest	34,509	19,654	141,508	37,540

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(8,847,993)	$(3,586,039)	$(15,630,610)	$(5,440,714)

Net loss per common share (basic and fully diluted) - continuing operations	$(0.04)	$(0.35)	$(0.09)	$(0.55)
Net income (loss) per common share (basic and fully diluted) - discontinued operations	$0.00	$(0.06)	$0.00	$(0.10)
Weighted average number of shares outstanding, basic and fully diluted	224,347,142	8,842,770	182,340,945	8,425,091

Comprehensive Loss:
Net Loss	$(8,882,502)	$(3,605,693)	$(15,772,118)	$(5,478,254)
Foreign currency translation gain	(2,883)	–	832	–

Comprehensive Loss:	(8,885,385)	(3,605,693)	(15,771,286)	(5,478,254)
Comprehensive loss attributable to the non controlling interest	34,509	19,654	141,508	37,540
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(8,850,876)	$(3,586,039)	$(15,629,778)	$(5,440,714)

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,772,118)	$(5,478,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395,162	323,361
Impairment of investments	6,387,100	–
Amortization of debt discounts	159,562	–
(Gain) loss on settlement of debt	5,248,555	(1,885,067)
(Gain) loss on change in fair value of debt derivative	1,127,433	38,384
(Increase) decrease in:
Accounts receivable	(241,854)	(335,793)
Inventory	(2,392)	(354,318)
Prepaid expenses and other current assets	(168,770)	1,032,463
Increase (decrease) in:
Accounts payable and accrued liabilities	2,445,016	5,522,084
Net cash used in operating activities	(422,306)	(1,137,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(62,593)	(92,017)
Purchase of intangible assets	(21,173)	–
Deposit for acquisition	–	(1,000,000)
Cash paid for China Motion	(1,550,000)	(669,061)
Cash received with acquisitions	–	663,226
Net cash used in investing activities	(1,633,766)	(1,097,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on advances from officers	2,132	(242,962)
Proceeds from issuance of convertible notes	453,500
Proceeds from issuance of notes payable	600,000	2,039,970
Proceeds from issuance of Series B preferred stock	900,000
Proceeds from issuance of notes payable, related party	46,060	730,765
Payments on notes payable	(68,822)
Payments on notes payable, related party	–	(24,527)
Net cash provided by financing activities	1,932,870	2,503,246

Effect of currency rate change on cash	(78)	–

Net increase (decrease) in cash and cash equivalents	(123,280)	268,254

Cash and cash equivalents, beginning of the period	207,903	183,457
Cash and cash equivalents, end of the period	$84,623	$451,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,998	5,069
Cash paid during the period for taxes	$845	$1,878

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$5,240,665	$10,335,992

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1     SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited Consolidated Financial Statements follows:

General

The accompanying unaudited Consolidated Financial Statements of VelaTel Global Communications, Inc. (formerly China Tel Group, Inc.) (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Capital Structure

The Company’s capital stock consists of three series of its stock for which there are shares issued and outstanding: (i) Series A common stock (“Series A Common Stock,” “Series A Shares” or “Shares”); (ii) Series B common stock (“Series B Common Stock” or “Series B Shares”); and (iii) Series B Convertible and Redeemable Preferred Stock (“Series B Preferred Shares”). Series A Common Stock, together with Series B Common Stock, are collectively referred to in these Notes as “Common Stock”. The par value of each share of every series of the Company’s capital stock is $0.001

Series A Shares are quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. under the symbol “OTCQB:VELA.” The holder of each Series A Share has the right to cast one vote at any duly called meeting of shareholders or pursuant to a written consent of shareholders in lieu of a meeting.

Series B Shares do not participate in any declared dividends, have no rights upon liquidation of the Company and have no conversion rights into shares of Series A Shares. The Company is required to redeem each Series B Share that is issued and outstanding on May 23, 2023, at its par value. The holder of each Series B Share has the right to cast ten votes at any duly called meeting of shareholders or pursuant to a written consent of shareholders in lieu of a meeting. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares, or to grant proxies or voting rights with respect to any shares of Series B Common Stock, except for any proxies granted to George Alvarez.

Series B Preferred Shares rank, with respect to dividend rights and rights upon liquidation, winding-up or dissolution: (i) senior to Series A Shares with respect to dividends and rights upon liquidation; and (ii) junior to all existing and future indebtedness of the Company. The holder of each Series B Preferred Share has no right to vote at any duly called meeting of shareholders or pursuant to a written consent of shareholders in lieu of a meeting, provided that, without the affirmative approval of the holders of a majority of the Series B Preferred Shares (voting as a class), the Company may not: (i) authorize or issue any class of stock that is not junior to the Series B Preferred Shares in right of dividends and/or liquidation; (ii) change the rights given to Series B Preferred Shares; (iii) liquidate, dissolve or wind-up the business of the Company; or (iv) effect any merger, consolidation or similar transaction the effect of which the capital stock of the Company would not constitute a majority of the voting power of the capital stock of the surviving entity.

Upon any liquidation, after payment or provision for payment of the Company’s debts and other liabilities, the holders of Series B Preferred Shares will be entitled to be paid out of the Company’s assets available for distribution at $10,000 per Series B Preferred Share, plus any accrued but unpaid dividends. Dividends accrue on each Series B Share from the date of issuance at 2.50% compounded annually. Each Series B Preferred Share may be redeemed by the Company or converted by either the Company or the holder of such Series B Preferred Share at the sum of the following: (i) $10,000; plus (ii) the Embedded Derivative Liability (as defined in the Certificate of Designations); less (iii) any dividends that have been paid (“Redemption Price”). Upon a conversion, the Company is required to issue a number of Series A Shares equal to: (iv) the Redemption Price; multiplied by (v) the number of Series B Shares subject to conversion; divided by (vi) $0.20 per Series A Share.

Corporate Formation and Subsidiaries

The unaudited Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. The wholly owned subsidiaries whose results are reported are Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”) and Beijing Yunji Technology Co., Ltd., a Peoples Republic of China (“PRC” or “China”) corporation (“Beijing Yunji”). The Company’s majority owned subsidiaries are a 95% equity interest in VelaTel Peru, S.A., formerly known as “Perusat, S.A.,” a Peru corporation (“VelaTel Peru”), a 75% equity interest of Herlong Investments, Ltd., a Cyprus corporation, and Herlong’s two wholly owned subsidiaries, (collectively, “Herlong”), Novi-Net, d.o.o., a Croatian corporation (“Novi-Net”) and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”) and a 75% equity interest in Zapna, ApS, a Danish corporation (“Zapna”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The Company’s unaudited Consolidated Financial Statements have been prepared in accordance with GAAP.  The preparation of these unaudited Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s unaudited Consolidated Financial Statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results could differ from the Company’s estimates.

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

Cash and Cash Equivalents

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

ASC subtopic 825-10, Financial Instruments requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, as well as short-term borrowings, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited Consolidated Financial Statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

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

The estimated useful lives of property, plant and equipment are as follows:

Machinery and equipment	10 years
Vehicles	4 years
Furniture and fixtures	10 years
Leasehold improvements	*
Constructed assets (towers)	10 years
Computers	5 years

* Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

Functional Currency

A majority of the transactions of VelaTel Peru are in US Dollars; accordingly, this subsidiary’s functional currency is the US Dollar. The accounts of Zapna are maintained in Danish Kroner, the accounts of Novi-Net are maintained in Croatian Kuna, the accounts of Herlong and Montenegro Connect are maintained in the Euro and the accounts of China Motion (defined below) are maintained in Hong Kong Dollars. The accounts of these foreign subsidiaries were translated into US dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830: (i) all assets and liabilities were translated at the exchange rate on the balance sheet dates; (ii) stockholders’ equity is translated at historical rates; and (iii) statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Foreign Currency Transactions and Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Translation gains are classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the unaudited Consolidated Balance Sheet.

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred. Advertising costs for the six months ended June 30, 2013 and 2012 were not significant.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations, or its financial condition.

NOTE 2     GOING CONCERN MATTERS

The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited Consolidated Financial Statements, the Company incurred a net loss of $15,772,118 for the six months ended June 30, 2013. In addition, the Company had negative working capital of $50,886,019 and a total deficiency of $322,978,134 as of June 30, 2013.

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

On July 13, 2012, Azur served a Notice of Arbitration on the Company.  The arbitration was filed with the Hong Kong International Arbitration Centre and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules for breach of the Sino Crossings Agreements.  The Notice of Arbitration alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the Notice of Arbitration, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements. Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to Shanghai Ying Yue Network Technology Ltd.(“YYNT”) pursuant to the first Sino Crossings Agreement. On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters. During the year ended December 31, 2012, the Company wrote off its entire investment in the Sino Crossings joint venture of $2,661,000 which is included in “impairment of investments” in the accompanying statement of operations.

VN Tech Fuel Cell Business

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated VN Tech Subscription and Shareholder Agreement with Shenzhen VN Technologies Co., Ltd (“VN Tech”) and Luo (“VN Tech Amended Shareholder Agreement”). Under the VN Tech Amended Shareholder Agreement, the parties deemed it no longer necessary to form a wholly owned foreign enterprise (“WOFE”) in connection with this transaction. Instead, VN Tech will become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech Amended Shareholder Agreement, the Company’s equity interest in the entities comprising the joint venture is increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech. In addition, under the VN Tech Amended Shareholder Agreement, the consideration the Company is paying Luo instead of VN Tech is increased from 50,000 to 100,000 shares of the Company’s Series A Common Stock. The terms of the VN Tech Amended Shareholder Agreement are otherwise similar, but not identical to, the VN Tech Shareholder Agreement, which the VN Tech Amended Shareholder Agreement supersedes entirely.

The VN Tech Amended Shareholder Agreement became effective on April 22, 2012, when it was signed by all parties. All transfers of stock and other formalities described in the VN Tech Amended Shareholder Agreement are considered contractual obligations subsequent, not conditions precedent, to the rights and obligations of the parties contemplated in the VN Tech Amended Shareholder Agreement.  On April 22, 2012, the Company issued 100,000 shares of the Company’s Series A Common Stock valued at $224,000 to Luo pursuant to the VN Tech Amended Shareholder Agreement. As of December 31, 2012, the Company made the determination that the full amount of this investment was impaired.

NOTE 4     INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

For the three-month periods ended June 30, 2013 and 2012, the Company recorded amortization of $5,085 and $5,085 respectively, and for the six-month periods ending June 30, 2013 and 2012, the Company recorded amortization of $31,485 and $10,170, respectively, as a charge to current period operations.

NOTE 5     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	June 30,	December 31,
	2013	2012
Accounts payable and accrued compensation	$13,919,514	$11,811,701
Accrued interest on indebtedness	1,419,280	923,538
Attorney fees and court costs	218,979	218,979
	$15,338,794	$12,954,218

NOTE 6     CONVERTIBLE NOTES

Convertible notes as of June 30, 2013 and December 31, 2012 are comprised of the following:

	June 30,	December 31,
	2013	2012
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $95.00 per Share. The Company is currently in default.	$80,000	$80,000

10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923

8% convertible note dated December 12, 2012. The note matures on September 14, 2013 and is convertible into shares of the Company's Series A Shares at a conversion price equal to 65% of the market value at the date of conversion.	95,250	–

8% convertible note dated February 15, 2013. The note matures on November 20, 2013 and is convertible into shares of the Company's Series A Shares at a conversion price equal to 65% of the market value at the date of conversion.	119,324	–

8% convertible note dated January 2, 2013. The note matures on December 31, 2013 and is convertible into shares of the Company's Series A Shares at a conversion price equal to 55% of the market value at the date of conversion.	100,000	–

8% convertible note dated January 28, 2013. The note matures on January 23, 2014 and is convertible into shares of the Company's Series A Shares at a conversion price equal to 65% of the market value at the date of conversion.	75,000	–

12% convertible note dated June 26, 2013. The note matures on June 26, 2014 and is convertible into shares of the Company's Series A Shares at a conversion price equal to 70% of the market value at the date of conversion.	110,000	–

12% convertible note dated June 26, 2013. The note matures on December 26, 2013 and is convertible into shares of the Company's Series A Shares at a conversion price equal to 60% of the market value at the date of conversion.	25,000	–

Total	823,497	298,923
Less debt discounts	(175,446)	–
	648,051	298,923
Less current maturities	(648,051)	(298,923)
Long term portion	$–	$–

The convertible notes issued in 2013 converted into shares of the Company’s Series A Shares at a discount to the market price which gives rise to a beneficial conversion feature. The Company calculated the beneficial conversion feature to be $335,008 which has been recorded as a debt discount. The Company amortized $159,562 of this debt discount during the three months ended June 30, 2013.

NOTE 7     NOTES PAYABLE

Notes payable at June 30, 2013 and December 31, 2012 were comprised of the following:

	June 30,	December 31,
	2013	2012
Note payable, dated December 12, 2012; due June 12, 2013 unsecured and accrues interest at 8% per annum	$–	$103,500

Note payable, due January 1, 2015, secured by equipment; interest at LIBOR (at rate of 0.414% at June 30, 2013) plus 2.5% per annum with three semi-annual principal payments beginning January 1, 2014	5,501,870	5,501,870

Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum, and is in default	669,211	684,210

Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum, and is in default	15,789	38,653

Note payable, dated July 26, 2006 is due on October 1, 2016 and accrues interest at 8% per annum	54,146	63,782

Note payable, dated February 1, 2012 is due on March 1, 2015 and accrues interest at 8.7% per annum	80,960	106,662

Note payable, dated September 2, 2010 is secured by an automobile, due on August 15, 2015 and accrues interest at 10.45% per annum	5,913	7,229

Note payable, dated December 30, 2010 is secured by an automobile, due on February 1, 2014 and accrues interest at 8.8% per annum	10,957	20,031

Line of Credit Loan Agreement and Promissory Note (“First Note”), due December 31, 2011, and Second Line of Credit Loan Agreement and Promissory Note (“Second Note”), all unsecured, interest at 10% per annum. During 2012, the First Note was split into 15 separate notes. As of December 31, 2012, two notes had been paid in full, two were partially paid and the unpaid balance is in default.	4,803,105	5,999,558

Note payable issued in connection with acquisition of China Motion (defined below). The note calls for a payment of $600,000 on May 31, 2013 (which is in default) and the final payment of $4,237,500 due on August 31, 2013.	4,237,500	–

Note payable, dated June 24, 2013 and is due on January 24, 2014 and accrues interest at 5.0% per annum.	600,000	–

Total	15,979,451	12,525,495
Less current maturities	(12,678,229)	(9,075,373)
Long term portion	$3,301,222	$3,450,122

Notice of Default from Asher Enterprises, Inc.

On December 12, 2012, the Company entered into a loan transaction including a promissory note in the amount of $103,500 with Asher Enterprises, Inc. (“Asher”). On February 15, 2013, the Company and Asher entered into a similar loan transaction including a promissory note in the amount of $78,500. Each Asher promissory note provides for interest at 8% per annum, increasing to 22% per annum in the event of default. The maturity date of each Asher promissory note is approximately nine months after its issuance date. Each Asher promissory note contains features giving Asher the right to elect payment in the form of conversion to Shares pursuant to a formula at any time 180 days after the issuance date of each Asher promissory note.

On April 17, 2013, Asher delivered a notice of default under the two Asher promissory notes based on the Company’s failure to comply with its SEC reporting requirements when it failed to file its annual report on SEC Form 10-K for the period ended December 31, 2013 on or before the deadline (including the extension period) of April 16, 2013. Under the notice of default, Asher demanded immediate payment of $273,000, representing 150% of the outstanding principal balance of the two Asher promissory notes, plus unspecified interest at the default interest rate. In the notice of default, Asher reserved the right, at its sole discretion, to convert the default amount into Shares if the default amount was not paid in full within five days of the notice of default. The Company was unable to cure the default under the Asher promissory notes in that the Company’s Report on SEC Form 10-Q for the period ended March 31, 2013 was not filed before the deadline (including the extension period) of May 16, 2013. The Company has subsequently paid in full the December 12, 2012 Asher promissory note (including the increased principal balance). The February 15, 2013 Asher promissory note remains unpaid.

NOTE 8     NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes currently in default.  The judgments are accruing interest at rates of between 3.6% to 10% per annum. The principal balance of the three judgments totaled $821,735 and $821,735 as of June 30, 2013 and December 31, 2012, respectively. The judgments are deemed current (as opposed to long-term) but are in default.

NOTE 9     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes, the convertible notes issued in 2013 and the Series B Preferred Stock. The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The derivatives were classified as short-term liabilities. The derivative liability at June 30, 2013 and December 31, 2012 was $17,756,304 and $6,393,863, respectively.

NOTE 10    NON-CONTROLLING INTEREST

The following table summarizes the changes in Non-Controlling Interest from December 31, 2012 to June 30, 2013:

	Vela Tel
	Peru	Herlong	Zapna	Total
Balance as of December 31, 2012	$(504,258)	$(755,327)	$(16,706)	$(1,276,291)
Period loss applicable to non-controlling interest for the six months ended June 30, 2013	23,823	(105,518)	(59,813)	(141,508)
Balance as of June 30, 2013	$(480,435)	$(860,845)	$(76,519)	$(1,417,799)
Non Controlling interest percentage	5%	25%	25%

NOTE 11    MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of June 30, 2013, Company has issued and outstanding 40,000,000 shares of its Series B Common Stock, with a par value of $0.001 per share.  The general attributes of the Company’s Series B Common Stock are:

Voting Rights. Each share of Series B Share is entitled to ten votes in all matters for any action that each Series A Share is entitled to vote.

Non Participatory. Series B Shares do not participate in any declared dividends for any class or series of stock, have no rights upon voluntary or involuntary liquidation or winding up of the Company and have no conversion rights into any other class or series of stock.

Transferability. The consent of 80% of Series B Shares outstanding is required in order to sell, assign or transfer any Series B Shares to any third party or to grant proxies or voting rights with respect to Series B Shares, except proxies granted to George Alvarez.

Mandatory Redemption. Series B Shares will be redeemed in 2023, at their par value $0.001 per share, and are therefore classified outside of equity for reporting purposes.  The present value balance of liability for redemption of Series B Shares at June 30, 2013 was $24,337, which is the deemed fair value of Series B Shares issued and outstanding.

NOTE 12    DEFICIENCY

Equity Funding Agreements

Ironridge Technology Preferred Stock Purchase Agreement

On December 14, 2012, the Company entered into a Stock Purchase Agreement (“Ironridge Technology SPA”) with Ironridge Technology Co., a division of Ironridge Global, IV, Ltd (“Ironridge Global” and collectively, “Ironridge Technology”), for the sale of 1,200 shares of the Company’s Series B Preferred Stock (“Series B Preferred Shares”), at a price of $10,000 per share, for a total purchase price of $12,000,000. The first closing occurred on December 17, 2012 by direct wire transfer of $600,000 to the designated escrow holder under the China Motion SPA (defined below), as the down payment deposit for this acquisition. Each successive closing is to occur on the first day of each calendar month, subject to fulfillment of designated equity conditions as defined in the Certificate of Designations. Ironridge Technology was received a one-time non-refundable commitment fee of 60 shares of Series B Preferred Stock in consideration for providing the $12 million irrevocable funding commitment.

In addition on December 14, 2012, the Company filed a Certificate of Designations with the Nevada Secretary of State in order to fix the dividend, conversion, redemption, voting rights and other attributes of the Series B Preferred Shares called for under the Ironridge Technology SPA. The Company may redeem or the Company or any shareholder of any share of Series B Preferred Shares may convert one or more Series B Preferred Shares into Series A Shares at $10,000 per Series B Preferred Share being redeemed or converted, divided by the fixed conversion price of $0.20 per Series A Share together with the sum of accrued dividends, plus an embedded derivative liability, divided by 81% of the closing bid price for such Series A Shares during an equity conditions measuring period. The attributes of the Series B Preferred Shares are set forth in the Certificate of Designations (discussed in Note 1, Significant Accounting Policies).

Ironridge Technology Registration Rights Agreement

On December 14, 2012, the Company and Ironridge Technology also entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to file an S-1 Registration Statement with the SEC to cover the resale of any Series A Shares issued upon conversion of Series B Preferred Shares (collectively, “Registrable Securities”). The Company is required to use its best efforts to cause an S-1 Registration Statement to become effective under the Securities Act and to file such amendments as are necessary for the S-1 Registration Statement is to remain continuously effective for registration of such additional Registrable Securities as are subsequently issued under the Ironridge Technology SPA.

On December 17, 2012, the Company issued Ironridge 120 Series B Preferred Shares in exchange for $600,000 that the Company paid as a deposit for its China Motion acquisition. The Series B Preferred Shares can be converted into Series A Shares. The conversion feature was determined by the Company to be a derivative instrument and will be adjusted to fair value at each balance sheet date. The initial derivative liability was determined to be $2,133,333 which was recorded as a liability. The carrying value of the Series B Preferred Shares was reduced by $600,000, and the remaining $1,533,333 was recorded to accumulated deficit.

On January 30, 2012, the Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission (“SEC”) contemplated by the RRA. The S-1 Registration Statement seeks to register 32,000,000 Series A Shares issuable upon conversion of shares of its Series B Preferred Shares. The number of Series A Shares to be registered was determined based on one-third of the Company’s public float as of January 27, 2013. On February 25, 2013, the SEC submitted its first comment letter in response to the filing. The SEC requested the Company to provide updated Financial Statements for the S-1 Registration Statement and indicated that it believed the Ironridge Technology SPA is an “equity line agreement” and, therefore, constitutes an “indirect primary offering” which the SEC does not permit. The Company has not taken any further steps to attempt to resolve the concerns raised by the SEC.

Ironridge Technology Waiver Agreement

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

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted Average Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
21.00	265,453	2.00	$21.00	265,453	$21.00
21.00	344,887	2.50	$21.00	344,887	$21.00
21.00	37,732	2.75	$21.00	37,732	$21.00
21.00	102,279	3.00	$21.00	102,279	$21.00
20.00	301,168	1.25	$20.00	301,168	$20.00
18.00	86,444	1.50	$18.00	86,444	$18.00
0.02-.012	153,774,604	2.25	0.02-.012	153,774,604	0.02-.012
	154,912,567			154,912,567

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2012	60,051,772	$0.45
Issued	94,860,795	0.02
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2013	154,912,567	$0.18

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model for warrants granted in 2013 are as follows:

Risk-free interest rate	0.40%
Expected life of the warrants	3 years
Expected volatility	248%
Expected dividend yield	0%

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the period ended June 30, 2013 was $0.02.

NOTE 14    RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	June 30,	December 31,
	2013	2012
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$473	$473
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	81,343	81,343
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Note payable dated December 10, 2012, 10% per annum interest	200,000	200,000
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum, currently in default	249,342	447,306
Total	$931,158	$1,129,122

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	June 30,	December 31,
	2013	2012
Advances to VelaTel	$19,765	$785,715
Advances to Gulfstream Seychelles	42,817	40,130
	$62,582	$825,845

Agreements with Related Parties

For the period from December 31, 2012 through the date this Report is filed with the SEC, there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $68,000 (1% of the average of the Company’s total assets as of June 30, 2013 and December 31, 2012) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

The Chinacomm Litigation arises out of the breach of numerous agreements between Plaintiffs and some Defendants, including, but not limited to, the Framework Agreement and the Subscription and Shareholders Agreements, related to the joint venture between the parties to those agreements for the deployment of the Chinacomm Network. In addition, the Chinacomm Litigation arises out of the deceitful representations by certain Defendants in connection with the issuance of licenses by certain regulatory agencies in China for the operation of the Chinacomm Network. Finally, the Chinacomm Litigation involves the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account Chinacomm Cayman has with Standard Chartered Bank (HK) Limited (“Standard Chartered”), one of three Standard Chartered bank accounts in the name of Chinacomm Cayman and into which Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief to prevent Defendants from utilizing or dissipating the deposited funds pending the trial of the action and compensatory damages in excess of $1 million plus interest and court costs. Injunction orders have been issued and remain in place prohibiting Defendants from utilizing or dissipating the deposited funds. The parties are currently engaged in discovery related to their respective positions in the case.

The Sino Crossings Arbitration

On July 13, 2012, Azur served a notice of arbitration against the Company. On July 31, 2012, Azur filed a Notice of Arbitration with the Hong Kong International Arbitration Centre (“HKIAC”). The Notice of Arbitration alleged that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements. Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur. It asserted counterclaims against Azur and named additional parties, including YYNT. The Company requested HKIAC to permit the Company to join YYNT and others into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters.

The Ace Litigation

On January 15, 2013, a complaint was filed by Ace American Insurance Company (“Ace”) against the Company in in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2013-00029913. The complaint alleged breach of contract for the Company’s failure to pay $37,603 as premium due on a commercial general liability insurance policy in force from March 30, 2012 through May 30, 2012, plus interest. The Company is waiting for Ace to provide a copy of the insurance policy it issued to the Company and the amount allegedly due thereunder.

The Westmoore Receiver Litigation

On March 22, 2013, David Gill (“Receiver Gill”), in his capacity as Court-Appointed Receiver for Westmoore Management, LLC, Westmoore Investment, LP, Westmoore Capital Management, Inc., Westmoore Securities, Inc., Westmoore Capital, LLC, Westmoore Lending Opportunity Fund and Westmoore Holdings, Inc. (collectively, the “Westmoore Entities”), et al. filed a First Amended Complaint against Active Resources, Inc., Ceralta Medical Institute, Inc., Sam J. Arrietta, Michael Wall, Hodgson Russ, LLP, Mobile Truss, Inc., Trussnet Delaware, Trussnet Nevada, the Company, Capital Truss, Inc., George Alvarez, Changestar Corporation, Primetech Consulting, Inc., Servimax Financial, Inc., Servimax Financial, LLC, Waters Winery, LLC, The Tippet Fund, LP, TSB Company, Inc., Craig Brod, Factory MX Parts, LLC, Maplewood Solutions, LLC, Jason D. Huntley, Fix N Flex, LLC, Christine Hasir, Lighthorse Ventures, LLC, Paul Bickford, Linas Kleiza, Nita Criswell, Scott Leventhal, Sugarman Family Partners L.P., and Quartz Rock, LLC. The First Amended Complaint was filed in the Central District of California of the United States District Court, identified as Case No. SACV-12-02236 AG. It arises out of an alleged “Ponzi scheme” by the Westmoore Entities pursuant to which the Westmoore Entities transferred funds to one or more of the defendants while the Westmoore Entities were insolvent. The First Amended Complaint seeks damages in an undisclosed amount, injunctive relief and foreclosure of a real estate lien related to Active Resources, Inc. The Company has voluntarily produced documents to Receiver Gill in an effort to show that the alleged claims against the Company, Mr. Alvarez and others are without merit and has formally requested Receiver Gill voluntarily dismiss the claims against them.

Other Material Agreements in Effect

ZTE Contracts with VelaTel Peru

On August 5, 2010, the Company’s 95% subsidiary, VelaTel Peru, entered into contracts with ZTE Corporation (“ZTE”) for all equipment and services projected to be required for deployment and operation of the VelaTel Peru Network. The total value of the contracts is up to $41,057,659 for equipment and $6,941,960 for services. VelaTel Peru also issued purchase orders pursuant to the contracts for the equipment and services projected as necessary to complete deployment of Phase 1 of the VelaTel Peru Network.  This was to provide geographic coverage of wireless broadband services in the seven cities where VelaTel Peru currently holds licenses.

The total of the first purchase order is approximately $7.0 million for: (i) infrastructure equipment; (ii) terminal equipment for resale to VelaTel Peru’s subscribers; and (iii) for engineering and other services, including network design and optimization, equipment installation, training of VelaTel Peru personnel, network operation management for two years, and equipment warranty and spare parts for two years.  Payment terms include 85% vendor financing to be provided by ZTE for infrastructure equipment covered under the first equipment purchase order, payable over two and one-half years, with one year grace period commencing from the first bill of lading date in three equal semi-annual installments, including interest at the six-month LIBOR (London Inter-Bank Offered Rate) rate plus 2.5% per annum.  Payment terms for subsequent infrastructure equipment purchase orders are 85% bank financing to be provided by commercial lenders in China, payable over six years (with a two year grace period) and with the interest rate and other up-front fees to be negotiated and subject to bank underwriting requirements.

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

NGSN Exclusive Business and Services Agreements

On October 21, 2011, the Company entered into the NGSN Business Agreement with Next Generation Special Network Communications Technology Co. Ltd., a PRC corporation (“NGSN”), in China.  Under the NGSN Business Agreement, the Company is required to form a PRC operating company to be jointly owned with NGSN subject to the Company’s control.  The operating company is required to enter into an exclusive services contract with NGSN to deliver the information services and deploy and operate a 4G wireless broadband network that will utilize TD-LTE technology. The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment. The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, the Company and NGSN entered into the NGSN Exclusive Services Agreement contemplated by the NGSN Business Agreement. The Company has completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”), and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of a WOFE that will be an operating subsidiary of NSGN HK, the Company may begin providing services to NGSN through Beijing Yunji.

Aerostrong Business Agreement

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong Company Limited (“Aerostrong”).  The Company will partially meet its contractual obligations with Aerostrong through Beijing Yunji, which is a technical service company engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operation management. Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”).  Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services throughout China and internet services in 18 major cities in China. Aerostrong has been commissioned by Beijing Shenzhou Software Technology Co., Ltd., a subsidiary of the China Aerospace, to deploy an internal wireless broadband network (“Commercial Network”) and application platform for China Aerospace.  The Commercial Network will cover the companies, research institutions and other entities owned by or affiliated with China Aerospace.  The preliminary estimated total investment in the Commercial Network is approximately $32.15 million, and the estimated investment for Phase 1 of the Commercial Network is approximately $8.4 million.

Aerostrong and Beijing Yunji will enter into agreements for the implementation of projects and for Beijing Yunji to act as the exclusive contractor for Aerostrong to provide deployment management, operation management and other services for the projects.  Beijing Yunji and/or the Company will pay for all capital expenditures, operating expenditures and other negative cash flow in connection with the projects and will arrange financing for the projects.  The revenue generated by the telecommunication business will be used in priority to reimburse Beijing Yunji and/or the Company for any amounts paid for by either of them and to repay any financing arranged by Beijing Yunji and/or the Company.  Aerostrong and Beijing Yunji will share the profit generated from the telecommunication business in a manner to be agreed to in the services agreement.

Aerostrong Strategic Agreement

On April 19, 2011, Beijing Yunji entered into a strategic business agreement with Aerostrong (“Aerostrong Strategic Agreement”), which is the exclusive services agreement contemplated under the Aerostrong Business Agreement. The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects agreed upon between the parties are completed and Beijing Yunji receives the last payment from Aerostrong. The parties will cooperate on application of jointly approved wireless broadband projects for which the rights and obligations of each party will be set forth in a separate project agreement. The agreed upon initial cooperation projects are: (i) the Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) the Shen Hua wireless broadband special network project for railway; and (iii) the overload wireless broadband surveillance projects in Shanxi Province. Aerostrong is responsible for the development and follow-up of governmental markets and industrial markets. The Company is responsible to provide each component usually associated with the design, deployment and operation of a wireless broadband telecommunications network in China;

Equity Interest in Herlong and its Operating Subsidiaries Novi-Net and Montenegro Connect

On December 6, 2011, the Company entered into a Business Cooperation Agreement with 7L Capital Partners Emerging Europe, L.P. (“7L”) and others to acquire a 75% equity interest in Herlong and its wholly owned operating subsidiaries Novi-Net and Montenegro Connect. In exchange for its 75% equity interest in Herlong, the Company agreed to contribute all capital and operating expenditures necessary to deploy and operate the “Novi-Net Network” and the “Montenegro Network” until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 ($668,402 based on the exchange rate on the closing date), plus credit for a €528,086 ($649,546 based on the exchange rate on the closing date) deposit on an initial equipment order placed with ZTE. Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total number of its shares of common stock that are issued and outstanding. The BCA calls for minimum installments towards the Company’s total investment of €500,000 each within 90, 180 and 270 days following the closing date, plus €271,904 within 360 days of the closing date (a total of approximately $2,272,000 based on the exchange rate as of June 30, 2013). The Company’s obligation to make these additional investment installments is secured by a pledge of it 48,843 shares of Herlong’s common stock pursuant to a stock pledge and an escrow agreement. The Company has made additional payments toward its Herlong acquisition in the form of: (i) $850,454 as additional down payment to ZTE related to the equipment contracts described below; and (ii) $105,128 paid to Joinmax Engineering & Consulting Services (HK), Ltd. (“Joinmax”) for shipping logistics services. Of that, $500,000 of the down payments to ZTE and $105,128 of the consulting services to Joinmax were in the form of liabilities relieved through assignment of those creditors’ receivables with the Company through assignment to Ironridge Global.

On July 3, 2012, 7L delivered a notice of default to the Company contending the Company had failed to timely pay the €500,000 investment installment called for under the BCA to be made within 90 days of closing. The Company contended that the additional payments made to ZTE and Joinmax on Herlong’s behalf satisfied this requirement. The Company prepared and delivered to 7L but did not file a notice of arbitration pursuant to the BCA. On October 8, 2012, the Company and 7L entered into a compromise agreement whereby the €500,000 installment due within 90 days of closing, as well as the €271,904 installment due within 360 days of closing would be deemed paid provided the Company paid in cash directly to Herlong by October 19, 2012 the €500,000 installment due within 180 days of closing. The deadline for this payment was later extended to November 26, 2012. The compromise agreement provides that if the €500,000 is not timely made, both parties reserve all rights under their respective notices of default and arbitration. To date, the Company has not fully paid the €500,000 installment called for under the compromise agreement, or the additional €500,000 installment called for under the BCA to be made within 270 days of closing. Since the extended deadline under the compromise agreement, the Company has paid $53,500 directly to Herlong in various installments and on various dates through the period ended June 30, 2013. Neither the Company nor 7L have proceeded further in exercising the rights each reserved under their respective notices of default and arbitration.

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

The contract terms common to all three contracts and all three purchase orders are as follows: (i) all equipment and software includes a one-year warranty; (ii) the delivery terms are “FCA Hong Kong,” under which term the Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax; and (iii) “FCA Hong Kong,” under which terms the purchase price, net of the down payment described above, is financed by ZTE for 2.5 years with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of the grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment will include principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract. The Company believes all of the terms of each contract are standard in commercial contracts of a similar nature.

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the unaudited Consolidated Financial Statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value, because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited Consolidated Financial Statements consisted of the following items as of June 30, 2013:

	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

Derivative Liability	$–	$–	$17,756,304	17,756,304

Balance, December 31, 2012	$6,393,863	–	–	–

Derivative liability for Series B Preferred Stock	9,900,000	–	–	–

Derivative liability for convertible notes	335,008		–	–

Change in value of derivative liability during 2013	1,127,433		–	–

Balance, June 30, 2013	$17,756,304	–	–	–

The Company's derivative liability was valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and, as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The change in fair value of the derivative liability is included as a component of other income in the unaudited Consolidated Statement of Operations.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Series A Shares outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s convertible notes. Diluted net loss per share is calculated by including potentially dilutive share issuances in the denominator. However, diluted net loss per share for the periods ended June 30, 2013 and 2012 do not reflect the effects of shares potentially issuable upon conversion of convertible notes and outstanding warrants. These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share.

NOTE 18    ACQUISITION

China Motion Telecom (HK) Limited

China Motion Stock Purchase Agreement

On November 27, 2012, the Company, through its wholly owned subsidiary Gulfstream Seychelles, entered into a Stock Purchase Agreement (“China Motion SPA”) with (i) China Motion Telecom International Limited (“China International”); (ii) its wholly owned subsidiary China Motion Holdings Limited (“China Holdings”); and (iii) China Holdings’ 95% subsidiary ChinaMotion InfoServices Limited (“CMISL”) to acquire 100% of the capital stock of China Motion Telecom (HK) Limited (“China Motion”). China International, China Holdings and CMISL are collectively referred to in this Report as “Seller”. In addition, the Company provided Seller a corporate guaranty of the obligations of Gulfstream Seychelles under the China Motion SPA. The China Motion SPA was amended on two occasions prior to closing. The Company closed its acquisition of China Motion on March 1, 2013. The material terms of the China Motion SPA (as amended) are as follows (currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount becomes payable or otherwise effective):

(i) The total purchase price for 100% of the capital stock of China Motion (“China Motion Stock”) is HK$49,500,000 (US$6,387,100). The Company paid HK$12,009,363 (US$1,549,600) in cash at or prior to closing and HK$37,490,637 (US$4,837,500) as the principal balance of a promissory note (“Note”) issued by the Company at closing. The purchase price is subject to the following adjustments, as determined by audit of China Motion’s balance sheet as of February 28, 2013 that is to be completed within four months of closing: (a) a credit to Seller equal to the balance of all cash, accounts receivable, other receivables, inventory and prepayments to others; and (b) a credit to the Company equal to the balance of all accounts payable, accruals and other payables and advanced income received. The aggregate cash balance in China Motion’s accounts as of closing was in the agreed amount of HK$7,800,000 (US$1,006,500);

(ii) The Note is in the total amount of HK$38,990,637.45 (US$5,031,000), of which the principal balance of HK$37,490,637 (US$4,837,500) is applicable to the purchase price and the remaining HK$1,500,000 (US$193,500) represents interest that will accrue on the Note through its maturity and is not part of the purchase price. The Note calls for a payment of HK$4,650,000 (US$600,000) principal only on or before May 31, 2013 (which the Company paid on or about June 27, 2013) and the remaining HK$32,840,637.45 (US$4,237,500) balance of principal and accrued interest due on or before August 31, 2013;

(iii) As security for repayment of the Note, the Company pledged the China Motion Stock to Seller pursuant to the terms of a Stock Pledge Agreement. Seller is acting as an interim escrow agent under the Stock Pledge Agreement, subject to appointment of a substitute escrow agent the parties are to locate and retain and who is willing to accept substantially all of the material terms of the Stock Pledge Agreement;

(iv) For so long as the Note remains unpaid, Seller is entitled to appoint one of three or more members of China Motion’s board of directors, and the following fundamental decisions require the unanimous consent of all directors and the written consent of Seller: (a) borrow any sum or enter into any contract for capital expenditures that is in excess of HK$1,500,000 (US$193,500) or is outside the course of China Motion’s general business model as a telecommunications service provider; (b) vary any rights attaching to any of China Motion’s shares; (c) consolidate or merge with or acquire any other business or dispose of any existing capital assets of China Motion; (d) issue any China Motion shares or create or issue any debentures or other securities convertible into shares or debentures; (e) pass any resolutions in general meeting or by way of written resolution relating to wind-up or dissolution of China Motion; and (f) distribute any profits of China Motion;

(v) The Company commits to begin upgrading China Motion’s telecommunications network. China Motion will bear the expenses of engineering services rendered in connection with such upgrade, upon reasonable commercial terms estimated to total approximately no more than HK$1,300,000 (US$167,700) per month;

(vi) The Company agrees to pay to Seller at closing HK$387,500 (US$50,000) towards reimbursement of total costs and disbursements to the professional fees incurred by Seller in connection with the first amendment and the second amendment, which payment is in addition to and is not part of the purchase price;

(vii) For a period of one year following the Closing, Seller will assist the Company with managing relationships between the Company and key suppliers and customers by assigning an executive representative of Seller who has significant past experience managing those relationships on behalf of the Company;

(viii) Each party to the China Motion SPA makes certain representations and warranties regarding their respective corporate status and authority, and Seller regarding the financial status of China Motion and its past operations, all upon terms the Company believes are standard in transactions of this nature. The maximum aggregate damages the Company may recover for one or more breach of Seller’s representations and warranties is 70% of the purchase price set forth in the China Motion SPA. Any such claim must be brought no later than 24 months after Closing. In addition, the Company agrees to hold Seller harmless from any claims or damages arising solely out of or in connection with the Company taking over China Motion during the time period between closing and the final termination of the Stock Pledge Agreement, including any diminution of the value of the net current assets of China Motion to a level below their net value as of closing; and

(ix) The China Motion SPA is governed under Hong Kong law, and any disputes are to be resolved through arbitration conducted in Hong Kong.

Although the Company owns 100% of the shares of China Motion, the Company does not believe it can control China Motion as the management of China Motion has and continues to follow instructions of the Seller that block significant decisions made by the Company in the ordinary course of business. Most significantly, the Company has been unable to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of the Seller. The dispute between the Company and the Seller that gives rise to the Company’s lack of control of China Motion is further described in Note 20 – Subsequent Events. The Company’s inability to control management of China Motion was discovered in June 2013. In accordance with ASC 810, the Company believes this lack of control over management is significant enough to overcome the presumption of consolidation by the Company even though it is the majority shareholder. Instead, the Company is accounting for its acquisition of China Motion on the cost method. During the quarter ended June 30, 2013, the Company determined that its investment in China Motion must be completely impaired and wrote off the entire purchase price of $6,387,100. The Company also intends to re-state its unaudited Consolidated Financial Statements for the period ended March 31, 2013 to accurately report its financial results for that period in light of its lack of control of China Motion since the date of its acquisition.

Notice of Default regarding China Motion Acquisition

On June 1, 2013, Seller delivered a letter notifying the Company and Gulfstream Seychelles of a default under the Note based on the Company’s failure to pay the installment payment of HK$4,650,000 (US$600,000) principal only called for under the Note to be paid on or before March 31, 2013. The letter further requests that the installment be paid within 30 days of the letter (on or before June 30, 2013, failing which Seller is entitled to issue a forfeiture notice pursuant to the Stock Pledge Agreement.

As of June 27, 2013, the default was cured based on payment of the installment, and Seller has confirmed that the default no longer exists.

NOTE 19    DISCONTINUED OPERATIONS

In December 2012, the Company’s Board of Directors made the decision to explore selling its VelaTel Peru subsidiary. As a result of this decision, VelaTel Peru has been presented as discontinued operations in the accompanying unaudited Consolidated Financial Statements.

The operating results for VelaTel Peru have been presented in the accompanying unaudited Consolidated Statement of Operations for the six-month periods ended June 30, 2013 and 2012as discontinued operations and are summarized below:

	Six Months Ended June 30,
	2013	2012

Revenues	$133,975	$342,980
Cost of revenue	95,082	762,090
Gross profit	38,893	(419,110)
Operating expenses	366,907	409,121
Loss from operations	(328,014)	(828,231)
Non-operating income	804,493	(18,497)
Net income (loss)	$476,479	$(846,728)

The assets and liabilities of the discontinued operations at June 30, 2013 and December 31, 2012 are summarized below:

	June 30,	December 31,
	2013	2012

Current assets	$78,112	$83,905
Long-term assets	4,412,354	4,593,585
	$4,490,466	$4,677,490

Current liabilities	$8,254,644	$8,972,156

NOTE 20    SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2013, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date the Company’s unaudited Consolidated Financial Statements were finalized. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the unaudited Consolidated Financial Statements and that the following items represent subsequent events that merit disclosure in this Report.

China Motion Arbitration

On July 20, 2013, the Company and Gulfstream Seychelles (collectively, “Claimants”) commenced an arbitration proceeding against China International, China Holdings and CMISL (collectively, “Respondents”) by filing a Notice of Arbitration with HKIAC. The arbitration relates to the China Motion SPA and related transaction documents (“China Motion SPA Documents”) between Claimants and Respondents for the Company’s acquisition of 100% of the capital stock of China Motion. Claimants allege Respondents have breached the China Motion SPA Documents by interfering in the day-to-day management of China Motion in various ways that exceed the limited oversight granted to Respondents while a portion of the purchase price remains unpaid, pursuant to the terms of the China Motion SPA Documents. Such interference by Respondents includes: (i) delaying and interfering with China Motion’s processing of the Company’s invoices for technical services rendered to China Motion; and (ii) refusing to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of the Seller. Claimants seek the following relief in the arbitration: (iv) declaring Respondents have breached the China Motion SPA Documents; (v) enjoining Respondents from future interference in the management of China Motion; and (vi) for recovery of Claimants past and future damages caused by Respondents’ breach of the China Motion SPA Documents. The Notice of Arbitration does not quantify Claimants’ damages, but Claimants allege such damages may include the following categories of damage: (a) additional audit and legal fees associated with restating the Company’s past financial statements, (b) diminution in value of Claimants’ equity or capital raising ability as a result of restating the Company’s past financial statements or inability to include the current financial results of China Motion in the Company’s future consolidated financial statements; (c) diminution in value of China Motion’s equity; (d) harm to China Motion’s business reputation, corporate opportunities or potential concession opportunities; (e) other incidental and consequential damages; and (f) attorney fees and other costs and disbursements Claimants incur in prosecuting the Arbitration. A complete copy of the Notice of Arbitration is attached as Exhibit 99.1 to this Report..

The arbitration has just commenced, and Respondents have not yet filed their response to the Notice of Arbitration.

Agreement to Sell Stock of VelaTel Peru

On August 16, 2013, the Company, through Gulfstream Seychelles, entered into a stock purchase agreement (“VelaTel Peru SPA”) with First Global Projects Management, Ltd. (“FGPM”) for the sale of 100% of the capital stock in VelaTel Peru. Under the VelaTel Peru SPA, in exchange for payment to the Company at closing of $1,300,000, the Company will: (i) transfer to FGPM all of the Company’s 95% interest in the capital stock of VelaTel Peru; (ii) transfer all of the Company’s 99.9% interest in the capital stock of VelaTel Peru’s sister company Go Movil Resources, S.A.C. (“GMR”); and (iii) assign to FGPM the balance of all intercompany debt that VelaTel Peru and GMR will owe to the Company as of closing of the VelaTel Peru SPA. Closing of the First Global SPA is scheduled to occur on or before August 29, 2013. FGPM is also acquiring the 5% equity interest of the minority shareholders of VelaTel Peru in exchange for $68,422. The Company and the other sellers are not making representations or warranties as extensive as would be typical in such a transaction, nor are they agreeing to indemnify FGPM regarding the past operations or financial condition of VelaTel Peru that have already been identified as contingencies during FGPM’s due diligence. The purchase price reflects a discount for the limitations of such representations, warranties and indemnities. The purchase price also reflects a reduction for the separate transfer of assets and liabilities associated with cellular towers designed, constructed and owned by VelaTel Peru that are being transferred to a different buyer and described immediately below. A complete copy of the VelaTel Peru SPA is attached as Exhibit 10.51 to this Report on SEC Form 10-Q.

Loan Agreement and Transfer of Tower Assets of VelaTel Peru

On August 16, 2013, the Company entered into a loan agreement (“AQT Loan Agreement”) with AQT, LLC (“AQT”) for repayment of $600,000 that AQT advanced to the Company on June 27, 2013 and paid directly to China Holdings as the principal only installment called for under the promissory note with and to cure the default declared by the sellers of China Motion described in Note 18 – Acquisition, above. Under the Loan Agreement, the Company agrees: (i) to repay $600,000, together with interest accruing at 5% per annum, on or before January 27, 2013; and (ii) to cause the Company’s subsidiary VelaTel Peru to transfer to Inversiones Balesia, S.A. (“IB”), an affiliate of AQT, 30 cellular towers designed, constructed and owed by VelaTel Peru. The Company is entitled to repay $600,000 plus accrued interest in any combination of: (iii) cash; and/or (iv) transfer to AQT of shares of the capital stock of the Company’s subsidiary China Motion. One hundred percent of the China Motion stock is valued for purposes of repayment at $6,437,100. A complete copy of the AQT Loan Agreement is attached as Exhibit 10.52 to this Report.

In addition, on August 16, 2013, VelaTel Peru entered into an asset purchase agreement (“VelaTel Peru APA”) with IB for sale to IB of the 30 cellular towers, along with a mutual warranty agreement (“IB Mutual Warranties”) regarding the future permitting of the cellular towers. Under the VelaTel Peru APA, the purchase price for the towers is assumption by IB of all liabilities associated with the towers, which includes (i) $112,904 in past unpaid rent to site landlords, (ii) future rents totaling $7,975 per month aggregate for all 30 cellular towers, (iii) $7,918 in unpaid electricity charges advanced by site landlords, and (iv) $61,736 owed to the steel fabricator who contracted to erect the towers. Under the IB Mutual Warranties, VelaTel Peru agrees that IB may make application in the name of VelaTel Per for any such permit for which VTP's status as a holder of telecommunications licenses or concessions is required or advantageous, and to assign any permits so obtained in whole or in part in favor of other licensed telephone operators who may wish to lease space on the towers. In return, VelaTel Peru is allowed to maintain its existing equipment on each tower until 90 days after the later of the date a permit is issued for that tower or the date IB determines the applicable municipality will not grant a permit. Complete copies of the VelaTel Peru APA and the IB Mutual Warranty are attached as Exhibits 10.53 and 10.54 to this Report..

In recognition of the fact the Company received benefit pursuant to the AQT Loan Agreement that did not flow to VelaTel Peru in exchange for the obligation of VelaTel Peru to transfer title to the 30 cellular towers to IB as an affiliate of AQT, VelaTel Peru received a credit in the amount of $600,000 against the balance of the intercompany debt that VelaTel Peru and GMR owe to the Company. FGPM consented to this reduction in connection with the VelaTel Peru SPA.

Amended and Restated Articles of Incorporation

Board Resolution and Shareholder Approval to Amend and Restate the Articles of Incorporation

On July 23, 2013, the Board, by Unanimous Written Consent, adopted a resolution to file with the Nevada Secretary of State a Certificate of Amended and Restated Articles of Incorporation containing the following substantive changes to the Articles of Incorporation currently on file with the Nevada Secretary of State: (i) increasing the number of authorized shares of Series A Common Stock from 1,000,000,000 to 10,000,000,000; (ii) increasing the number of authorized shares of Series B Common Stock from 100,000,000 to 1,000,000,000; (iii) withdrawing the designation of up to 20,000,000 authorized shares of Series A Preferred Stock and instead treating such shares as undesignated Preferred Stock; (iv) prescribing that future amendments to the Company’s Articles of Incorporation may, to the maximum extent allowable by Nevada law, be approved by resolution of the Board and without necessity of approval by the Company’s shareholders (provided that future amendments which increase the number of authorized shares of any class or series of the Company’s capital stock for which there are shares outstanding will continue to require shareholder approval); and (v) electing not to be governed by certain provision of the Nevada Revised Statutes governing “acquisition of a controlling interest” and/or “combinations with interested shareholders (collectively, “Action”). In addition, the Board recommended that the shareholders of the Company’s Common Stock approve the Board’s proposal by adopting a majority written consent in lieu of voting at a general or special meeting of shareholders. The Board fixed a record date of July 23, 2013 (“Record Date”) for purposes of determining the shareholders entitled to vote on the proposal to amend and restate the Company’s articles of incorporation as detailed above.

On July 23, 2013 and pursuant to section 78.320 of the NRS, the Company received, by written consent in lieu of a regular or special meeting, votes in favor of the Action by shareholders holding 14,213,138 Series A Shares (with a power of one vote per share) and 40,000,000 Series B Shares (with a power of ten votes per share), equaling 54.6% of the total voting power of all of the Common Stock issued and outstanding as of the Record Date.

Preliminary and Definitive Information Statements Related to the Amended and Restated Articles of Incorporation

Since the Action was approved by a majority of the voting power of the Company, on July 25, 2013 the Company filed a Preliminary Information Statement with the SEC pursuant to Section 14(c) of the Exchange Act (“Information Statement”). The Company received comments from the SEC and has been working with the SEC to resolve them. The Company anticipates that this Report will be filed on or about the date the Company receives authorization by the SEC to file a Definitive Information Statement related to the Action. The Action will become effective 20 days after the Definitive Information Statement has been mailed to the Company’s shareholders as of the Record Date. Mailing is scheduled to occur on or about August 20, 2013. Therefore, the Action will become effective on or about September 9, 2013.

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

You are cautioned not to place undue reliance on these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement

The following information should be read in conjunction with the information contained in the unaudited Consolidated Financial Statements included within this Report.

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

Results of Operations

Three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012.

Our revenue, cost of revenue, expenses and other income for the three-month periods ended June 30, 2013 and 2012 are as follows:

Revenue:

2013	2012
$511,698	$740,945

Our revenue for the three-month period ended June 30, 2013 decreased by $229,247 from the same period ended June 30, 2012. The decrease in revenue for 2013 is due to lower revenue from our subsidiaries of Zapna and Herlong.

Cost of Revenue:

2013	2012
$178,770	$311,449

Our cost of revenue for the three-month period ended June 30, 2013 was $178,770, or 34.9% of sales as compared to $311,449 or 42.0% of sales for the same period ended June 30, 2012. The decrease in cost of revenue in actual dollars is attributed to the decrease in sales and the decease as a percentage of revenue in 2013 is a result of higher margins on the sales generated by our subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2013	2012
$1,172,526	$2,835,592

Our selling, general and administrative expenses for the three-month period ended June 30, 2013 was $1,172,526, as compared with $2,835,592 for the same period in 2012, a decrease of $1,663,066. The decrease in the selling, general and administrative expenses during the three-month period in 2013 is a result of a reduction in general corporate overhead.

Impairment Loss:

2013	2012
$6,387,100	$–

During the three-month period ended June 30, 2013 we wrote off our investment in China Motion for $6,387,100 which represent the entire purchase price for the acquisition.

Gain on Change in Fair Value of Debt Derivative:

2013	2012
$133,588	17,566

For the three-month period ended June 30, 2013, we incurred a non-cash gain of $133,5888 from the change in the fair value of our debt derivatives relating to our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2008 (“Amended Convertible Note”), conversion feature of our Series B Preferred Stock, and convertible notes issued in 2013 as compared to a non-cash gain of $17,566 for same period in 2012. The increase in the loss for 2013 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Loss on Settlement of Debt:

2013	2012
$1,847,292	417,664

For the three-month period ended June 30, 2013, we issued shares of our Series A Common Stock and warrants in settlement of debt. The settlement price was less than the fair value of the shares and warrants issued resulting in a loss of $1,847,292. In 2012, the settlement price was greater than the fair value of the shares that resulted in a loss of $417,664.

Interest Expense:

2013	2012
$533,994	$253,077

For the three-month period ended June 30, 2013, our interest expense was $533,994 as compared to $253,077 for the same period in 2012. The change in interest expense is attributable to the change in outstanding in notes payable in 2013 compared to 2012.

Net Loss:

2013	2012
$8,882,502	$3,605,693

Six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012.

Our revenue, cost of revenue, expenses and other income for the six-month periods ended June 30, 2013 and 2012 are as follows:

Revenue:

2013	2012
$899,554	$740,945

Our revenue for the six-month period ended June 30, 2013 increased by $158,609 from the same period ended June 30, 2012. The increase in revenue for 2013 is attributed to our acquisitions of Zapna and Herlong, which accounted for all of the increase.

Cost of Revenue:

2013	2012
$370,124	$311,449

Our cost of revenue for the six-month period ended June 30, 2013 was $370,124, or 41.1% of sales as compared to $311,449 or 42.0% of sales for the same period ended June 30, 2012. The increase in cost of revenue in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2013 is a result of higher margins on the sales generated by our newly acquired subsidiaries Zapna and Herlong.

Selling, General and Administrative Expenses:

2013	2012
$3,548,043	$5,767,636

Our selling, general and administrative expenses for the six-month period ended June 30, 2013 was $3,548,043, as compared with $5,767,636 for the same period in 2012, a decrease of $2,219,583.  The decrease in the selling, general and administrative expenses during the six-month period in 2013 is a result of a reduction in general corporate overhead.

Impairment Loss:

2013	2012
$6,387,100	$–

During the six-month period ended June 30, 2013 we wrote off our investment in China Motion for for $6,387,100 which represent the entire purchase price for the acquisition.

Loss on Change in Fair Value of Debt Derivative:

2013	2012
$1,127,433	38,384

For the six-month period ended June 30, 2013, we incurred a non-cash loss of $1,127,433 from the change in the fair value of our debt derivatives relating to our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2008 (“Amended Convertible Note”), conversion feature of our Series B Preferred Stock, and convertible notes issued in 2013 as compared to a non-cash loss of $38,384 for same period in 2012. The increase in the loss for 2013 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Gain (Loss) on Settlement of Debt:

2013	2012
$(5,248,555)	1,857,537

For the six-month period ended June 30, 2013, we issued shares of our Series A Common Stock and warrants in settlement of debt. The settlement price was less than the fair value of the shares and warrants issued resulting in a loss of $5,248,555. In 2012, the settlement price was greater than the fair value of the shares that resulted in a gain of $1,857,537.

Interest Expense:

2013	2012
$840,845	$908,606

For the six-month period ended June 30, 2013, our interest expense was $840,845 as compared to $908,606 for the same period in 2012.  The change in interest expense is attributable to the change in outstanding in notes payable in 2013 compared to 2012.

Net Loss:

2013	2012
$15,772,118	$5,478,254

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

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses. Our known liquidity demands include the following categories and amounts as of June 30, 2013:

(i) Litigation installment payments of $821,735;

(ii) Notes payable to related parties of $931,158;

(iii) Notes payable of $15,979,451;

(iv) Convertible Notes and Amended Convertible Notes of $648,051;

(v) Advances from officers of $62,582; and

(vi) Accounts payable and accrued expenses of $15,338,794 and sales, general and administrative expenses of approximately $1.2 million per month for our San Diego, Taiwan, Peru, Denmark, Cyprus, Croatia and Montenegro operations.

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and Isaac Organization, Inc.

From our date of inception through June 30, 2013, we have incurred accumulated losses of approximately $318.7 million. As of June 30, 2013, we had cash of $84,623 and liabilities of approximately $59.6 million, of which $56.3 million are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future. Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated May 17, 2013, for the period ended December 31, 2012. In order to continue to operate our businesses, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Common Stock, Series B Common Stock, Series B Preferred Shares, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective August 29, 2012, we increased (post-reverse) the number of authorized Series A Shares from 200 million to 1 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State. As of June 30, 2013, we had issued and outstanding 268,295,333 Series A Shares. As of the date of this Report, the total number of Series A Shares issued and outstanding is 379,353,951.

As of June 30, 2013, we had authorized the issuance of up to 100,000,000 Series B Shares, of which 40,000,000 shares were issued and outstanding. As of the date of this Report, there remain 40,000,000 Series B Shares issued and outstanding. Each Series B Share has the right to cast ten votes for each action on which each Series A Share has a right to vote. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares. Series B Shares do not participate in any declared dividends. Series B Shares are redeemable on May 23, 2023 at the par value of $0.001 per share.

Due to the limitations on transfer of Series B Shares, we do not consider the issuance of Series B Shares to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by our Board of Directors. We have designated 20,000,000 shares of our Preferred Stock as Series A Preferred Stock, of which there are 0 shares issued and outstanding. We have designated 2,500 shares of our Preferred Stock as Series B Preferred Stock, of which 270 such shares had been issued to Ironridge Technology as of June 30, 2012. As of the date of this Report, a total of 285 shares of Series B Preferred Stock are issued and outstanding.

As of June 30, 2013, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes. These notes bear interest at 10% per annum and are all either past due or have been converted. As of June 30, 2013, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $0.3 million. The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009. However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended June 30, 2013 and is expected to continue to do so in the future.

Also as of June 30, 2013 we have raised approximately $0.9 million for the issuance of Series B Preferred Stock and approximately $0.5 million from the issuance of convertible notes payable.

As of June 30, 2013, we owed approximately $0.9 million as a result of borrowings from related parties. We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

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

The following table presents a summary of our sources and uses of cash for the six-month period ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities:	$(422,306)	$(1,137,140)
Net cash used in investing activities	$(1,633,766)	$(1,097,852)
Net cash provided by financing activities	$1,932,870	$2,503,246
Effect of currency rate exchange	(78)	–
Increase (decrease) in cash and cash equivalents	$(123,280)	$268,254

Operating Activities

The cash used in operating activities for the six months ended June 30, 2013 is a result of our net loss offset by an increase in accounts payable and accrued expenses and non-cash expenses for the settlement of debt and the change in fair value of the derivative liability.

Investing Activities

The cash used in investment activities for the six months ended June 30, 2013 consisted of the cash paid in connection with the purchase of China Motion.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 consisted of proceeds from the issuance of Series B Preferred Stock, issuance of notes payable and the issuance of convertible notes.

Off-Balance Sheet Arrangements

At June 30, 2013, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our unaudited Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our unaudited Consolidated Financial Statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited Consolidated Financial Statements included in this Report for the periods ended June 30, 2013 and 2012.

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

Cash and Cash Equivalents

For purposes of our unaudited Consolidated Statement of Cash Flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

ASC subtopic 825-10, Financial Instruments requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, as well as short-term borrowings, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited Consolidated Financial Statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

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

The estimated useful lives of property, plant and equipment are as follows:

Machinery and equipment	10 years
Vehicles	4 years
Furniture and fixtures	10 years
Leasehold improvements	*
Constructed assets (towers)	10 years
Computers	5 years

* Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the three months ended June 30, 2013 and 2012 were not significant.

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

Going Concern Disclosure

The accompanying unaudited Consolidated Financial Statements included in this Report have been prepared in conformity with GAAP, and contemplates our continuance as a going concern. Our independent registered accounting firm, in its report dated May 17, 2013, has expressed substantial doubt about our ability to continue as a going concern. Our viability is dependent upon our ability to obtain future financing and the success of our future operations. We have incurred a net loss of $15,772,118 for the period ended June 30, 2013, a cumulative net loss of $322,978,134 since inception, a negative working capital of $50,886,019 and a stockholders' deficiency of $48,834,457.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations, or its financial condition.

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

Our Chief Financial Officer, and others in the Company, as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements.  It is anticipated that such efforts will be concluded by the time our Form 10-K for the period ended December 31, 2013 is filed with the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

With the exception of the following sales of unregistered equity securities, all information required by Item 701 of Regulation S-K has been previously included in a Current Report on Form 8-K:

On June 14, 2013, the Company issued 2,500,000 Shares to American Orient, LLC (“AO”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. This sale of Shares resulted in a principal reduction of $21,000 in notes payable of the Company and payment of accrued interest of $0. The Company also issued 2,500,000 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0084 and an exercise term of three years.

On June 19, 2013, the Company issued 2,873,563 Shares to Asher Enterprises, Inc. (“Asher”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of accrued interest of $0.

On June 20, 2013, the Company issued 8,000,000 Shares to Karl Crooks (“Crooks”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO and partially assigned by AO to Crooks. This sale of Shares resulted in a principal reduction of $80,000 in notes payable of the company and payment of accrued interest of $0. The Company also issued 8,000,000 warrants to Crooks in connection with the Share issuance. Each warrant has an exercise price of $0.01 and an exercise term of three years.

On June 25, 2013, the Company issued 5,405,405 Shares to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and payment of accrued interest of $0. The Company also issued 5,405,405 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0074 and an exercise term of three years.

On June 25, 2013, the Company issued 4,605,263 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $35,000 in notes payable of the Company and payment of accrued interest of $0.

On June 26, 2013, the Company issued 5,787,037 Shares to Redwood Management, LLC (“Redwood”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of accrued interest of $0. The Company also issued 5,787,263 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00432 and an exercise term of three years.

On July 2, 2013, the Company issued 20,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On July 2, 2013, the Company issued 5,000,000 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of accrued interest of $0.

On July 3, 2013, the Company issued 11,500,000 Shares to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO. The Company also issued 11,500,000 warrants to James Shaw (“Shaw”). Each warrant has an exercise price of $0.006 and an exercise term of three years.

On July 8, 2013, the Company issued 5,787,037 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 5,787,037 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00432 and an exercise term of three years.

On July 9, 2013, the Company issued 4,918,033 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and accrued interest of $0.

On July 10, 2013, the Company issued 3,071,253 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $15,000 in notes payable of the Company and accrued interest of $0.

On July 12, 2013, the Company issued 6,565,000 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $39,390 in notes payable of the Company and accrued interest of $0.

On July 15, 2013, the Company issued 4,000,000 Shares to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO. This sale of Shares resulted in a principal reduction of $23,200 in notes payable of the Company and accrued interest of $0. The Company also issued 4,000,000 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0055 and an exercise term of three years.

On July 17, 2013, the Company issued 13,500,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $74,250 in notes payable of the Company and accrued interest of $0. The Company also issued 13,500,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.0055 and an exercise term of three years.

On July 17, 2013, the Company issued 5,787,037 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 5,787,037 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00432 and an exercise term of three years.

On July 19, 2013, the Company issued 2,777,777 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $10,000 in notes payable of the Company and accrued interest of $0.

On July 23, 2013, the Company issued 6,944,444 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 6,944,444 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0036 and an exercise term of three years.

On July 29, 2013, the Company issued 5,319,149 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On July 30, 2013, the Company issued 6,944,444 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 6,944,444 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0036 and an exercise term of three years.

On August 6, 2013, the Company issued 2,000,000 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $6,880 in notes payable of the Company and accrued interest of $0.

On August 7, 2013, the Company issued 6,944,444 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 6,944,444 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0036 and an exercise term of three years.

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

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2013, the Company is in default on payment of the principal and interest on approximately $460,800 of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company to do so.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a) All information required to be disclosed on Form 8-K during the period ended June 30, 2013 has been so reported.

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

Item 6.  Exhibits.

The following is a cumulative list of documents either referred to in this current Report on Form 10-Q or in prior Reports, including a reference to the specific prior Report where the same document was attached as an Exhibit to that Report. Reference in this Exhibit List to “the Company” refers to either VelaTel Global Communications, Inc. or its prior name, China Tel Group, Inc.

Exhibit No.	Description of each Exhibit
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Agreement for Professional Services, dated April 10,2008, between Trussnet Nevada and Trussnet USA, Inc. (“Trussnet Delaware”), a Delaware corporation [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.2	First Amendment to Agreement for Professional Services, dated October 1, 2009, between Trussnet Nevada and Trussnet Delaware

10.3	Independent Contractor Agreement, dated April 1, 2010, between the Company and Mario Navarro [Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 28, 2011]
10.4	Agreement for Professional Services, dated April 10, 2009, between the Company and Joinmax Engineering & Consultants (HK) Ltd. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011].
10.5	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]
10.6	Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee “Colin Tay” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.7	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on May 16, 2011].
Contracts Related to ChinaComm Joint Venture
10.8	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.9	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles” (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)
10.10	Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co (“Yunji China”). [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.11	Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]
10.12	Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd.(“TCP”) and Yunji China. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.13	Equipment Sublease Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.14	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated February 16, 2009, between TCP (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.15	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.16	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]
10.17	First Amendment to Promissory Note, dated March 5, 2010, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
[Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010]
10.18	Third Amendment to Promissory Note, dated April 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 13, 2010]
10.19	Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.20	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.) and Peru Wireless Broadband Project
10.21	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]

10.22	National Wi-MAX Equipment Contract, dated August 5, 2010, between Perusat, S. A and ZTE Corporation (“ZTE” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.23	Service Contract for Perusat National Wi-MAX Project, dated August 5, 2010, between Perusat S. A and ZTE Peru [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2010]
10.24	Restated Settlement Agreement between Mario Navarro, VelaTel Peru S.A., and the Company, dated March 1, 2012.
Contracts Related to Golden Bridge Joint Venture
10.25	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]
10.26	Equipment Contract for Haixi Wireless Broadband Project (GBNC), dated March 14, 2011, among the Company, Gulfstream Seychelles and ZTE [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2011]
Contracts Related to Sino Crossing Joint Venture
10.27	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.28	Subscription and Shareholder Agreement for “New Co,” dated November 11, 2010, between the Company and Azur [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.29	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011. [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
Contracts Related to VN Tech Joint Venture
10.30	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.31	Amended and Restated Subscription and Shareholder Agreement for VN Tech between Gulfstream Seychelles, Luo Hongye and VN Tech. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012].
Contracts Related to Equity and Convertible Debt Instruments
10.32	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.33	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.34	Stock Purchase Agreement, dated February 9, 2010, between the Company and Excel Era Limited (“Excel”)[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.35	First Amendment to Stock Purchase Agreement, dated February 15, 2010, between the Company and Excel [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2010]
10.36	Second Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Excel [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.37	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc.(“Isaac”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.38	First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.39	Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.40	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac Organization, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].
10.41	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].

10.42	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.43	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012].
Contracts related to NGSN
10.44	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012.[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].
10.45	Business Agreement with NGSN and the Company dated August 26, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
Contracts related to Aerostrong
10.46	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].
10.47	Strategic Cooperation Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012. [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].
Contracts related to Zapna, APS
10.48	Stock Purchase Agreement, dated April 3, 2012, between the Company., Gulfstream Seychelles and Zapna, APS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]
Contracts related to The Balkans
10.49	Business Cooperation Agreement between 7L Capital Partners Emerging Europe LP (7LCPEELP), Karlo Vlah, Durda Vlah, Josip Vlah, the Company, Novi-Net d.o.o and Montenegro Connect, d.o.o, dated December 6, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K December 9, 2011].
10.50	Standby Business Cooperation Agreement by and between the Company, 7L Capital Partners Emerging Europe LP, Kerseyco Trading Limited, Verica Radovic (Shareholder 1), Angelina Jevtic (Shareholder 2), Nikola Zelic (Shareholder 3), Zivana Olbina (Shareholder 4); and Clearcon D.O.O (formerly SECI D.O.O). Boegrad (Shareholder 5) and VeratNet, dated December 19, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K dated December 19, 2011].
10.51	Share Purchase Agreement between Gulfstream Capital Partners, Mario Navarro, and Rafael Samanez, as Sellers, First Global Projects Management, Inc., as Purchaser, and VelaTel Global Communications Inc., as Guarantor, for the Shares of VelaTel Peru S.A. and Go Movil Resources, S.A.C.
10.52	Loan Agreement between VelaTel Global Communications, Inc. and AQT, LLC
10.53	Asset Purchase Agreement between VelaTel Peru, S.A., as Seller, and Inversiones Balesia, S.A.C., as Purchaser, for 30 Cellular Towers
10.54	Mutual Warranty Agreement between VelaTel Peru, S.A., and Inversionses Balesia, S.A.C.
Certifications filed with this Report on Form 10-Q for the Period Ended June 30, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Notice of Arbitration of VelaTel Global Communications, Inc. and Gulstream Capital Parnters, Ltd. Against Chin Motion Telecom International Limited, China Motion Holdings Limited, and ChinaMotion InfoServices Limited
99.2	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2013	VELATEL GLOBAL COMMUINICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer

