Form 10-Q
period 2013-09-30
VelaTel Global Communications, Inc.
filed 2013-11-19
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2013, the filing date of this Report, Registrant had outstanding 1,113,412,415 shares of its Series A common stock, 130,000,000 shares of its Series B common stock, and 285 shares of its Series B preferred stock. Each class or series of Registrant’s common and preferred stock has a par value of $0.001.

VELATEL GLOBAL COMMUNICATIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013 AND 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077,560	$207,903
Accounts receivable, net of provision for doubtful accounts of $17,721 and $6,500	227,534	197,349
Receivables, other	18,927	28,439
Inventory	–	–
Prepaid expenses and other current assets	114,135	98,575
Assets held for sale/discontinued operations	–	4,968,902
Total current assets	1,438,156	5,501,168

Property, plant and equipment, net of accumulated depreciation of $916,150 and $692,393 as of September 30, 2013 and December 31, 2012, respectively	268,991	406,387

Other assets:
Intangible assets, net of accumulated amortization of $241,201 and $209,716 as of September 30, 2013 and December 31, 2012, respectively	819,952	819,150
Deposits	38,899	639,654
Total other assets	858,851	1,458,804

Total assets	$2,565,998	$7,366,359

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$15,215,541	$12,579,399
Due to officers and related parties	64,076	825,845
Unearned revenue	17,477	–
Notes payable, related party	870,138	1,129,122
Notes payable, current portion	11,879,386	9,075,373
Convertible debentures, net	573,868	298,923
Notes payable, other	821,735	821,735
Derivative liability	18,186,760	6,393,863
Liabilities of discontinued operations	612,529	9,346,975
Total current liabilities	48,241,510	40,471,235

Notes payable, net of current portion	3,395,414	3,450,122
Mandatory redeemable Series B common stock; $0.001 par value, 1,000,000,000 shares authorized, 80,000,000 and 20,000,000 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively,	49,281	11,870

Total liabilities	51,686,205	43,933,227

Stockholders' deficiency:
Preferred stock, Series B;$0.001 par value, 2,500 shares authorized, 285 and 120 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	–	–
Common stock:
Series A common stock; $0.001 par value, 1,000,000,000 shares authorized, 657,160,092 and 105,153,206 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	657,160	105,153
Additional paid in capital	274,176,852	263,199,856
Common stock in escrow	(178,664)	(178,664)
Accumulated other comprehensive loss	(43,551)	(69,398)
Accumulated deficit	(322,620,767)	(298,347,524)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(48,008,970)	(35,290,577)

Non controlling interest	(1,111,237)	(1,276,291)

Total deficiency	(49,120,207)	(36,566,868)

Total liabilities and deficiency	$2,565,998	$7,366,359

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE	$462,880	$214,486	$1,031,134	$438,840
Cost of revenue	61,245	36,543	128,472	77,076
Gross profit	401,635	177,943	902,662	361,764

OPERATING EXPENSES:
Selling, general and administrative expenses	2,842,284	2,685,590	6,173,062	8,651,572
Impairment of investments	–	1,010,000	6,387,100	1,010,000
Depreciation and amortization	75,534	197,646	210,375	172,675
Total operating expenses	2,917,818	3,893,236	12,770,537	9,834,247

Net loss from operations	(2,516,183)	(3,715,293)	(11,867,875)	(9,472,483)

OTHER INCOME (EXPENSES):
Other income (expenses)	(112,107)	(63,363)	451,045	(63,342)
Gain (loss) on settlement of debt	(1,514,810)	(133,720)	(6,763,365)	1,723,817
Gain (loss) on foreign currency transactions	(2,028)	(64,806)	(6,028)	(24,921)
Gain (loss) on change in fair value of debt derivative	(24,200)	53,098	(1,151,633)	14,714
Interest expense	(676,604)	(243,099)	(1,517,408)	(1,151,705)
Total other income (expense)	(2,329,749)	(451,890)	(8,987,389)	498,563

Loss from continuing operations	(4,845,932)	(4,167,183)	(20,855,264)	(8,973,920)

Discontinued operations:
Income (loss) from operations of discontinued operation	(308,125)	168,773	(70,911)	(502,744)
Gain on disposition of discontinued operation	5,817,986		5,817,986
Net income (loss)	663,929	(3,998,410)	(15,108,189)	(9,476,664)

(Income) loss attributed to non controlling interest	(306,562)	(30,477)	(165,054)	7,063

NET INCOME (LOSS) ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$357,367	$(4,028,887)	$(15,273,243)	$(9,469,601)

Net loss per common share (basic and fully diluted) - continuing operations	$(0.01)	$(0.47)	$(0.08)	$(1.06)
Net income (loss) per common share (basic and fully diluted) - discontinued operations	$(0.00)	$0.02	$(0.00)	$(0.06)
Weighted average number of shares outstanding, basic and fully diluted	431,588,995	8,842,770	266,336,625	8,425,091

Comprehensive Loss:
Net income (loss)	$663,929	$(3,998,410)	$(15,108,189)	$(9,476,664)
Foreign currency translation gain	(115,661)	–	25,847	–
Comprehensive Loss:	548,268	(3,998,410)	(15,082,342)	(9,476,664)
Comprehensive gain (loss) attributable to the non controlling interest	(306,562)	(30,477)	(165,054)	7,063
Comprehensive loss attributable to Velatel Global Communications, Inc.	$241,706	$(4,028,887)	$(15,247,396)	$(9,469,601)

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,108,189)	$(9,476,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416,851	575,503
Impairment of investments	6,387,100	1,010,000
Amortization of debt discounts	504,009	–
(Gain) loss on settlement of debt	6,763,365	(1,723,817)
(Gain) loss on change in fair value of debt derivative	1,151,633	(14,714)
Allowance for (recovery of) bad debts	11,221	–
Gain on sale of subsidiary	(5,817,986)	–
(Increase) decrease in:
Accounts receivable	205,246	(1,249,627)
Inventory	–	(471,024)
Prepaid expenses and other current assets	40,864	1,020,297
Increase (decrease) in:
Accounts payable and accrued liabilities	4,636,427	15,003,526
Unearned revenue	17,477	–
Net cash used in operating activities	(791,982)	4,673,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(74,126)	(7,122,626)
Purchase of intangible assets	(22,117)	–
Deposit for acquisition	–	–
Proceeds from the sale of subsidiary	1,259,716	–
Cash paid for China Motion	(1,550,000)	(669,061)
Cash received with acquisitions		663,226
Net cash used in investing activities	(386,527)	(7,128,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on advances from officers	3,626	(225,301)
Proceeds from issuance of convertible notes	659,500	–
Proceeds from issuance of notes payable	600,000	2,061,635
Proceeds from issuance of Series B preferred stock	900,000	–
Proceeds from issuance of notes payable, related party	46,060	739,749
Payments on notes payable	(101,192)	–
Payments on notes payable, related party	(61,020)	(24,527)
Net cash provided by financing activities	2,046,974	2,551,556

Effect of currency rate change on cash	1,192	–

Net increase (decrease) in cash and cash equivalents	869,657	96,575

Cash and cash equivalents, beginning of the period	207,903	183,457
Cash and cash equivalents, end of the period	$1,077,560	$280,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,998	$10,280
Cash paid during the period for taxes	$845	$1,306

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$6,988,660	$12,676,088
Common stock issued for acquisitions	$–	$424,000

The accompanying notes are an integral part of these unaudited financial statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Capital Structure

The Company’s capital stock consists of three series of its stock for which there are shares issued and outstanding: (i) Series A common stock (“Series A Common Stock,” “Series A Shares” or “Shares”); (ii) Series B common stock (“Series B Common Stock” or “Series B Shares”); and (iii) Series B Convertible and Redeemable Preferred Stock (“Series B Preferred Shares”). Series A Common Stock, together with Series B Common Stock, are collectively referred to in these Notes as “Common Stock”. The par value of each share of every series of the Company’s capital stock is $0.001.

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

Amended and Restated Articles of Incorporation

On July 23, 2013, the Company’s Board of Directors (“Board”), by Unanimous Written Consent, adopted a resolution to file with the Nevada Secretary of State a Certificate of Amended and Restated Articles of Incorporation (“A&R Articles”) containing the following substantive changes to the Articles of Incorporation previously on file with the Nevada Secretary of State: (i) increasing the number of authorized shares of Series A Common Stock from 1,000,000,000 to 10,000,000,000; (ii) increasing the number of authorized shares of Series B Common Stock from 100,000,000 to 1,000,000,000; (iii) withdrawing the designation of up to 20,000,000 authorized shares of Series A Preferred Stock and instead treating such shares as undesignated Preferred Stock; (iv) prescribing that future amendments to the Company’s Articles of Incorporation may, to the maximum extent allowable by Nevada law, be approved by resolution of the Board and without necessity of approval by the Company’s shareholders (provided that future amendments which increase the number of authorized shares of any class or series of the Company’s capital stock for which there are shares outstanding will continue to require shareholder approval); and (v) electing not to be governed by certain provision of the Nevada Revised Statutes governing “acquisition of a controlling interest” and/or “combinations with interested shareholders (collectively, “Action”). In addition, the Board recommended that the shareholders of the Company’s Common Stock approve the Board’s proposal by adopting a majority written consent in lieu of voting at a general or special meeting of shareholders. The Board fixed a record date of July 23, 2013 (“Record Date”) for purposes of determining the shareholders entitled to vote on the proposal to adopt the A& R Articles as detailed above.

On July 23, 2013 and pursuant to section 78.320 of the NRS, the Company received, by written consent in lieu of a regular or special meeting, votes in favor of the Action by shareholders holding 14,213,138 Series A Shares (with a power of one vote per share) and 40,000,000 Series B Shares (with a power of ten votes per share), equaling 54.6% of the total voting power of all of the Common Stock issued and outstanding as of the Record Date. Pursuant to Section 14(c) of the Exchange Act, the Company filed a Preliminary Information Statement with the SEC on July 26, 2013, and a Definitive Information Statement on August 20, 2013. The Definitive Information Statement was also mailed to the Company’s shareholders beginning August 20, 2013. The Action became effective on September 19, 2013 when the A&R Articles were accepted for filing by the Nevada Secretary of State.

Subsidiaries and Consolidation

The unaudited Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. The wholly owned subsidiaries whose results are reported are Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”), Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”) and Beijing Yunji Technology Co., Ltd., a Peoples Republic of China (“PRC” or “China”) corporation (“Beijing Yunji”). The Company’s majority owned subsidiaries are a 75% equity interest of Herlong Investments, Ltd., a Cyprus corporation, and Herlong’s two wholly owned subsidiaries, (collectively, “Herlong”), Novi-Net, d.o.o., a Croatian corporation (“Novi-Net”) and Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also holds a 100% equity interest in China Motion Telecom (HK) Limited, a Hong Kong corporation (“China Motion”). The accounts of China Motion are not consolidated in the unaudited Consolidated Financial Statements because the Company determined that during the period ending September 30, 2013 it did not have effective control of the operations of China Motion, as further explained in Note 18 – Acquisition.

The Company also held majority interests in two subsidiaries disposed of prior to the filing of this Report, a 95% equity interest in VelaTel Peru, S.A., formerly known as Perusat, S.A., a Peru corporation (“VelaTel Peru”) (disposition transaction described in Note 19 – Dispositions/Discontinued Operations), and a 75% equity interest in Zapna, ApS, a Danish corporation (“Zapna”) (disposition transaction descried in Note 20 – Subsequent Events). The Company has not been able to obtain accurate financial information for VelaTel Peru or Zapna for the three months ended September 30, 2013, which has required the Company to make estimates regarding the third quarter activity.  In the accompanying unaudited Consolidated Statement of Operations, the operating results for VelaTel Peru are presented as income (loss) from operations from discontinued operations and as gain (loss) on disposition of discontinued operation. The operating results for Zapna are presented as income (loss) from operations from discontinued operations.

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

Functional Currency

The accounts of Novi-Net are maintained in Croatian Kuna, the accounts of Herlong and Montenegro Connect are maintained in the Euro and the accounts of China Motion are maintained in Hong Kong Dollars. The accounts of these foreign subsidiaries or investments were translated into US dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830: (i) all assets and liabilities were translated at the exchange rate on the balance sheet dates; (ii) stockholders’ equity is translated at historical rates; and (iii) statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the nine months ended September 30, 2013 and 2012 were not significant.

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

Stock Based Compensation

The Company adopted ASC subtopic 718-10, Compensation. ASC 718-10 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on the estimated fair values.

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

NOTE 2     GOING CONCERN MATTERS

The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited Consolidated Financial Statements, the Company incurred a net loss of $15,273,243 for the nine months ended September 30, 2013. In addition, the Company had negative working capital of $46,803,354 and a total deficiency of $49,120,207 as of September 30, 2013.

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

On July 13, 2012, Azur served a Notice of Arbitration on the Company.  The arbitration was filed with the Hong Kong International Arbitration Centre and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules for breach of the Sino Crossings Agreements. The Notice of Arbitration alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the Notice of Arbitration, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to Shanghai Ying Yue Network Technology Ltd. (“YYNT”) pursuant to the first Sino Crossings Agreement. On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed, but there have been no rulings on the Company’s request to join additional parties or on any substantive matters. During the year ended December 31, 2012, the Company wrote off its entire investment in the Sino Crossings joint venture of $2,661,000 which is included in “impairment of investments” in the accompanying statement of operations.

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

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 ($668,402 based on the exchange rate on the closing date), plus credit for a €528,086 ($649,546 based on the exchange rate on the closing date) deposit on an initial equipment order placed with ZTE Corporation (“ZTE”) described below. Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total number of its shares of common stock that are issued and outstanding. The BCA calls for minimum installments towards the Company’s total investment of €500,000 each within 90, 180 and 270 days following the closing date, plus €271,904 within 360 days of the closing date (a total of approximately $2,272,000 based on the exchange rate as of September 30, 2013). The Company’s obligation to make these additional investment installments is secured by a pledge of it 48,843 shares of Herlong’s common stock pursuant to a stock pledge and an escrow agreement. The Company has made additional payments toward its Herlong acquisition in the form of: (i) $850,454 as additional down payment to ZTE related to the equipment contracts described below; and (ii) $105,128 paid to Joinmax Engineering & Consulting Services (HK), Ltd. (“Joinmax”) for shipping logistics services. Of that, $500,000 of the down payments to ZTE and $105,128 of the consulting services to Joinmax were in the form of liabilities relieved through assignment of those creditors’ receivables with the Company through assignment to Ironridge Global.

On July 3, 2012, 7L delivered a notice of default to the Company contending the Company had failed to timely pay the €500,000 investment installment called for under the BCA to be made within 90 days of closing. The Company contended that the additional payments made to ZTE and Joinmax on Herlong’s behalf satisfied this requirement. The Company prepared and delivered to 7L but did not file a notice of arbitration pursuant to the BCA. On October 8, 2012, the Company and 7L entered into a compromise agreement whereby the €500,000 installment due within 90 days of closing, as well as the €271,904 installment due within 360 days of closing would be deemed paid provided the Company paid in cash directly to Herlong by October 19, 2012 the €500,000 installment due within 180 days of closing. The deadline for this payment was later extended to November 26, 2012. The compromise agreement provides that if the €500,000 is not timely made, both parties reserve all rights under their respective notices of default and arbitration. To date, the Company has not fully paid the €500,000 installment called for under the compromise agreement, or the additional €500,000 installment called for under the BCA to be made within 270 days of closing. Since the extended deadline under the compromise agreement, the Company has paid $144,710 directly to Herlong in various installments and on various dates through the period ended September 30, 2013. Neither the Company nor 7L have proceeded further in exercising the rights each reserved under their respective notices of default and arbitration.

NOTE 4     INTANGIBLE ASSETS

Intangible assets are comprised of software and other licenses and are amortized over the estimated life of ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

NOTE 5     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	September 30,	December 31,
	2013	2012
Accounts payable and accrued compensation	$13,796,261	$11,436,882
Accrued interest on indebtedness	1,419,280	923,538
Attorney fees and court costs	218,979	218,979
	$15,215,541	$12,579,399

NOTE 6     CONVERTIBLE NOTES

Convertible notes as of September 30, 2013 and December 31, 2012 are comprised of the following:

	September 30,	December 31,
	2013	2012
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $95.00 per Share. The Company is currently in default.	$80,000	$80,000
10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923
8% convertible note dated January 28, 2013. The note matures on January 23, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 65% of the market value at the date of conversion.	8,000	–
12% convertible note dated June 26, 2013. The note matures on June 26, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 70% of the market value at the date of conversion.	123,200	–
12% convertible note dated June 26, 2013. The note matures on December 26, 2013 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	25,000	–
12% convertible note dated July 5, 2013. The note matures on January 6, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	75,000	–
12% convertible note dated September 6, 2013. The note matures on March 6, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	50,000	–
12% convertible note dated September 6, 2013. The note matures on March 6, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	150,000	–
10% convertible note dated July 5, 2013. The note matures on April 1, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 80% of the market value at the date of conversion.	81,000	–
Total	811,123	298,923
Less debt discounts	(237,255)	–
	573,868	298,923
Less current maturities	(573,868)	(298,923)
Long term portion	$–	$–

The convertible notes issued in 2013 converted into shares of the Company’s Series A Shares at a discount to the market price which gives rise to a beneficial conversion feature. The Company calculated the beneficial conversion feature to be $741,264 which has been recorded as a debt discount. The Company amortized $504,009 of this debt discount during the three months ended September 30, 2013.

NOTE 7     NOTES PAYABLE

On August 16, 2013, the Company entered into a loan agreement (“AQT Loan Agreement”) with AQT, LLC (“AQT”) for repayment of $600,000 that AQT advanced to the Company on June 27, 2013 and paid directly to China Holdings as the principal only installment called for under the promissory note with the sellers of China Motion (transaction described in Note 18 – Acquisition). Under the AQT Loan Agreement, the Company agreed: (i) to repay $600,000, together with interest accruing at 5% per annum, on or before January 27, 2014; and (ii) to cause the Company’s subsidiary VelaTel Peru to transfer to Inversiones Balesia, S.A. (“IB”), an affiliate of AQT, 30 cellular towers designed, constructed and owed by VelaTel Peru (transaction described in Note 19 – Dispositions). The Company is entitled to repay $600,000 plus accrued interest in any combination of: (iii) cash; and/or (iv) transfer to AQT of shares of the capital stock of China Motion. One hundred percent of the stock of China Motion is valued for purposes of repayment at $6,437,100.

Notes payable at September 30, 2013 and December 31, 2012 were comprised of the following:

	September 30,	December 31,
	2013	2012
Note payable, dated December 12, 2012; due June 12, 2013 unsecured and accrues interest at 8% per annum	$–	$103,500
Note payable, due January 1, 2015, secured by equipment; interest at LIBOR (at rate of 0.3804% at September 30, 2013) plus 2.5% per annum with three semi-annual principal payments beginning January 1, 2014	5,501,870	5,501,870
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum, and is in default	669,211	684,210
Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum, and is in default	15,789	38,653
Note payable, dated July 26, 2006 is due on October 1, 2016 and accrues interest at 8% per annum	50,921	63,782
Note payable, dated February 1, 2012 is due on March 1, 2015 and accrues interest at 8.7% per annum	71,138	106,662
Note payable, dated September 2, 2010 is secured by an automobile, due on August 15, 2015 and accrues interest at 10.45% per annum	5,335	7,229
Note payable, dated December 30, 2010 is secured by an automobile, due on February 1, 2014 and accrues interest at 8.8% per annum	6,981	20,031
Line of Credit Loan Agreement and Promissory Note (“First Note”), due December 31, 2011, and Second Note, all unsecured, interest at 10% per annum. During 2012, the First Note was split into 15 separate notes. As of December 31, 2012, two notes had been paid in full, two were partially paid, and the unpaid balance is in default.	4,116,055	5,999,558
Note payable issued in connection with acquisition of China Motion. The note calls for a final payment of $4,237,500 due on August 31, 2013, which is in default.	4,237,500	–
Note payable, dated June 24, 2013 and is due on January 27, 2014 and accrues interest at 5% per annum.	600,000	–
Total	15,274,800	12,525,495
Less current maturities	(11,879,386)	(9,075,373)
Long term portion	$3,395,414	$3,450,122

NOTE 8     NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes currently in default.  The judgments are accruing interest at rates between 3.6% and 10% per annum. The principal balance of the three judgments totaled $821,735 and $821,735 as of September 30, 2013 and December 31, 2012, respectively. The judgments are deemed current (as opposed to long-term) but are in default.

NOTE 9     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes, the convertible notes issued in 2013 and the Series B Preferred Stock. The embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 2013 and December 31, 2012 was $18,186,760 and $6,393,863, respectively.

NOTE 10    NON-CONTROLLING INTEREST

The following table summarizes the changes in Non-Controlling Interest from December 31, 2012 to September 30, 2013:

	Vela Tel
	Peru	Herlong	Zapna	Total
Balance as of December 31, 2012	$(504,258)	$(755,327)	$(16,706)	$(1,276,291)
Period income (loss) applicable to non-controlling interest for the nine months ended September 30, 2013	504,258	(202,359)	(136,845)	165,054
Balance as of September 30, 2013	$–	$(957,686)	$(153,551)	$(1,111,237)
Non-Controlling interest percentage	5%	25%	25%

NOTE 11    MANDATORY REDEEMABLE SERIES B COMMON STOCK

As of September 30, 2013, Company has issued and outstanding 80,000,000 shares of its Series B Common Stock, with a par value of $0.001 per share.  The general attributes of the Company’s Series B Common Stock are:

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

Mandatory Redemption. Series B Shares will be redeemed in 2023, at their par value $0.001 per share, and are therefore classified outside of equity for reporting purposes.  The present value balance of liability for redemption of Series B Shares at September 30, 2013 was $49,281, which is the deemed fair value of Series B Shares issued and outstanding.

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

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.00	265,453	1.75	$21.00	265,453	$21.00
$21.00	344,887	2.25	$21.00	344,887	$21.00
$21.00	37,732	2.50	$21.00	37,732	$21.00
$21.00	102,279	2.75	$21.00	102,279	$21.00
$20.00	301,168	1.00	$20.00	301,168	$20.00
$18.00	86,444	1.25	$18.00	86,444	$18.00
$0.01-.012	314,005,369	2.00	$0.01-.012	314,005,369	$0.01-.012
	315,143,332			315,143,332

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2012	60,051,772	$0.45
Issued	255,091,560	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at September 30, 2013	315,143,332	$0.09

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model for warrants granted in 2013 are as follows:

Risk-free interest rate	0.40%
Expected life of the warrants	3 years
Expected volatility	248%
Expected dividend yield	0%

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the period ended September 30, 2013 was $0.02.

NOTE 14    RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions:

	September 30,	December 31,
	2013	2012
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$–	$473
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	81,343	81,343
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Note payable dated December 10, 2012, 10% per annum interest	200,000	200,000
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum, currently in default	188,795	447,306
Total	$870,138	$1,129,122

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	September 30,	December 31,
	2013	2012
Advances to VelaTel	$19,765	$785,715
Advances to Gulfstream Seychelles	44,311	40,130
	$64,076	$825,845

Agreements with Related Parties

For the period from December 31, 2012 through the date this Report is filed with the SEC, there have been no transactions, nor are there any currently proposed transactions, to which the Company was or is a participant in which the amount involved exceeds $25,660 (1% of the average of the Company’s total assets as of September 30, 2013 and December 31, 2012) and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

The China Holdings Arbitration

On July 20, 2013, the Company and Gulfstream Seychelles (collectively, “Claimants”) commenced an arbitration proceeding (“China Holdings Arbitration”) by filing a Notice of Arbitration with Hong Kong International Arbitration Centre against the sellers (collectively “Respondents”) from whom the Company acquired its equity interest in China Motion. The terms of the stock purchase agreement (“SPA”) and related transaction documents (“China Motion SPA Documents”) between Claimants and Respondents for the Company’s acquisition of 100% of the capital stock of China Motion are further described in Note 18 – Acquisition). Claimants alleged Respondents breached the China Motion SPA Documents by interfering in the day-to-day management of  China Motion in various ways that exceeded the limited oversight granted to Respondents while a portion of the purchase price remains unpaid, pursuant to the terms of the China Motion SPA Documents. Such interference by Respondents includes: (i) delaying and interfering with China Motion’s processing of the Company’s invoices for technical services rendered to China Motion; and (ii) refusing to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of the Seller. Claimants sought the following relief in the arbitration: (iv) declaring Respondents had breached the China Motion SPA Documents; (v) enjoining Respondents from future interference in the management of China Motion; and (vi) for recovery of Claimants past and future damages caused by Respondents’ breach of the China Motion SPA Documents. The Notice of Arbitration did not quantify Claimants’ damages, but Claimants alleged such damages may include the following categories of damage: (a) additional audit and legal fees associated with restating the Company’s past financial statements, (b) diminution in value of Claimants’ equity or capital raising ability as a result of restating the Company’s past financial statements or inability to include the current financial results of China Motion in the Company’s future consolidated financial statements; (c) diminution in value of China Motion’s equity; (d) harm to China Motion’s business reputation, corporate opportunities or potential concession opportunities; (e) other incidental and consequential damages; and (f) attorney fees and other costs and disbursements Claimants incurred in prosecuting the Arbitration.

The China Holdings Arbitration was resolved and dismissed as a result of transactions with Respondents and others that occurred after the period ending September 30, 2013, which events are described in Note 18 – Acquisition.

Material Contracts

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

Aerostrong Business Agreement

On November 11, 2011, the Company entered into a Business Agreement (“Aerostrong Business Agreement”) with Aerostrong Company Limited (“Aerostrong”).  The Company will partially meet its contractual obligations with Aerostrong through Beijing Yunji, which is a technical service company engaged mainly in the business of telecommunication service related technology development, consulting, design, deployment management and operation management. Aerostrong is a subsidiary of China Aerospace Science and Technology Group (“China Aerospace”).  Aerostrong holds a PRC-issued license for value added telecommunication services by which Aerostrong is authorized to provide these services throughout China and internet services in 18 major cities in China. Aerostrong has been commissioned by Beijing Zhengzhou Software Technology Co., Ltd., a subsidiary of the China Aerospace, to deploy an internal wireless broadband network (“Commercial Network”) and application platform for China Aerospace.  The Commercial Network will cover the companies, research institutions and other entities owned by or affiliated with China Aerospace.  The preliminary estimated total investment in the Commercial Network is approximately $32.15 million, and the estimated investment for Phase 1 of the Commercial Network is approximately $8.4 million.

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

Aerostrong Strategic Agreement

On April 19, 2011, Beijing Yunji entered into a strategic business agreement with Aerostrong (“Aerostrong Strategic Agreement”), which is the exclusive services agreement contemplated under the Aerostrong Business Agreement. The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects agreed upon between the parties are completed and Beijing Yunji receives the last payment from Aerostrong. The parties will cooperate on application of jointly approved wireless broadband projects for which the rights and obligations of each party will be set forth in a separate project agreement. The agreed upon initial cooperation projects are: (i) the Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) the Shen Hua wireless broadband special network project for railway; and (iii) the overload wireless broadband surveillance projects in Shanxi Province. Aerostrong is responsible for the development and follow-up of governmental markets and industrial markets. The Company is responsible to provide each component usually associated with the design, deployment and operation of a wireless broadband telecommunications network in China.

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

Terms Common to or Combined for all Contracts Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries. Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net. The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price. The Company had previously paid $1 million as a deposit to ZTE that was applied against the aggregate down payment for all contracts, and has since paid an additional $500,000 down payment. Each installment of down payment has been allocated pro rata in relation to the total contract price for each contract.

The contract terms common to all three contracts and all three purchase orders are as follows: (i) all equipment and software includes a one-year warranty; (ii) the delivery terms are “FCA Hong Kong,” under which term the Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax; and (iii) the purchase price, net of the down payment described above, is financed by ZTE for 2.5 years with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of the grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment will include principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract. The Company believes all of the terms of each contract are standard in commercial contracts of a similar nature.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited Consolidated Financial Statements consisted of the following items as of September 30, 2013:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$18,186,760	$18,186,760

	Rollforward
	of Balance
Balance, December 31, 2012	$6,393,863
Derivative liability for Series B preferred stock	9,900,000
Derivative liability for convertible notes	741,264
Change in value of derivative liability during 2013	1,151,633
Balance, September 30, 2013	$18,186,760

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Series A Shares outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s convertible notes.  Diluted net loss per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net loss per share for the periods ended September 30, 2013 and 2012 do not reflect the effects of shares potentially issuable upon conversion of convertible notes and outstanding warrants.  These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share.

NOTE 18    ACQUISITION

China Motion Telecom (HK) Limited

On November 27, 2012, the Company, through its wholly owned subsidiary Gulfstream Seychelles, entered into a Stock Purchase Agreement (“China Motion SPA”) with (i) China Motion Telecom International Limited; (ii) its wholly owned subsidiary China Motion Holdings Limited; and (iii) China Holdings’ 95% subsidiary ChinaMotion InfoServices Limited (collectively “Seller”) to acquire 100% of the capital stock of China Motion. In addition, the Company provided Seller a corporate guaranty of the obligations of Gulfstream Seychelles under the China Motion SPA. The China Motion SPA was amended on two occasions prior to closing. The Company closed its acquisition of China Motion on March 1, 2013. Funds paid or payable under the China Motion SPA (as amended) are in Hong Kong dollars. Currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1.00, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount was paid or becomes or became payable. The material terms of the China Motion SPA (as amended) are as follows:

(i) The total purchase price for 100% of the capital stock of China Motion (“China Motion Stock”) is HK$49,500,000 (US$6,387,100). The Company paid HK$12,009,363 (US$1,549,600) in cash at or prior to closing and HK$37,490,637 (US$4,837,500) as the principal balance of a promissory note (“Note”) issued by the Company at closing. The purchase price is subject to the following adjustments, as determined by audit of China Motion’s balance sheet as of February 28, 2013 that is to be completed within four months of closing: (a) a credit to Seller equal to the balance of all cash, accounts receivable, other receivables, inventory and prepayments to others; and (b) a credit to the Company equal to the balance of all accounts payable, accruals and other payables and advanced income received. The aggregate cash balance in China Motion’s accounts as of closing was in the agreed amount of HK$7,800,000 (US$1,006,500).

(ii) The Note is in the total amount of HK$38,990,637.45 (US$5,031,000), of which the principal balance of HK$37,490,637 (US$4,837,500) is applicable to the purchase price and the remaining HK$1,500,000 (US$193,500) represents interest that will accrue on the Note through its maturity and is not part of the purchase price. The Note calls for a payment of HK$4,650,000 (US$600,000) principal only on or before May 31, 2013 (which the Company paid on or about June 27, 2013) and the remaining HK$32,840,637.45 (US$4,237,500) balance of principal and accrued interest due on or before August 31, 2013.

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

(iv) For so long as the Note remains unpaid, Seller is entitled to appoint one of three or more members of China Motion’s board of directors, and the following fundamental decisions require the unanimous consent of all directors and the written consent of Seller: (a) borrow any sum or enter into any contract for capital expenditures that is in excess of HK$1,500,000 (US$193,500) or is outside the course of China Motion’s general business model as a telecommunications service provider; (b) vary any rights attaching to any of China Motion’s shares; (c) consolidate or merge with or acquire any other business or dispose of any existing capital assets of China Motion; (d) issue any China Motion shares or create or issue any debentures or other securities convertible into shares or debentures; (e) pass any resolutions in general meeting or by way of written resolution relating to wind-up or dissolution of China Motion; and (f) distribute any profits of China Motion.

(v) The Company commits to begin upgrading China Motion’s telecommunications network. China Motion will bear the expenses of engineering services rendered in connection with such upgrade, upon reasonable commercial terms estimated to total approximately no more than HK$1,300,000 (US$167,700) per month.

(vi) The Company agrees to pay to Seller at closing HK$387,500 (US$50,000) towards reimbursement of total costs and disbursements to the professional fees incurred by Seller in connection with the first amendment and the second amendment, which payment is in addition to and is not part of the purchase price.

(vii) For a period of one year following the Closing, Seller will assist the Company with managing relationships between the Company and key suppliers and customers by assigning an executive representative of Seller who has significant past experience managing those relationships on behalf of the Company.

(viii) Each party to the China Motion SPA makes certain representations and warranties regarding their respective corporate status and authority, and Seller regarding the financial status of China Motion and its past operations, all upon terms the Company believes are standard in transactions of this nature. The maximum aggregate damages the Company may recover for one or more breach of Seller’s representations and warranties is 70% of the purchase price set forth in the China Motion SPA. Any such claim must be brought no later than 24 months after Closing. In addition, the Company agrees to hold Seller harmless from any claims or damages arising solely out of or in connection with the Company taking over China Motion during the time period between closing and the final termination of the Stock Pledge Agreement, including any diminution of the value of the net current assets of China Motion to a level below their net value as of closing.

(ix) The China Motion SPA is governed under Hong Kong law, and any disputes are to be resolved through arbitration conducted in Hong Kong.

Although the Company owns 100% of the shares of China Motion, as of the period ending September 30, 2013, the Company does not believe it can control China Motion, because the management of China Motion continued to follow instructions of the Seller that blocked significant decisions made by the Company in the ordinary course of business. Most significantly, the Company was unable to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of the Seller. The dispute between the Company and the Seller that gave rise to the Company’s lack of control of China Motion is further described in Note 15 – Commitments and Contingencies. The Company’s inability to control management of China Motion was discovered in June 2013. In accordance with ASC 810, the Company believes this lack of control over management is significant enough to overcome the presumption of consolidation by the Company even though it is the majority shareholder. Instead, the Company is accounting for its acquisition of China Motion on the cost method. During the quarter ended June 30, 2013, the Company determined that its investment in China Motion must be completely impaired and wrote off the entire purchase price of $6,387,100. The Company’s impairment analysis remained unchanged as of September 30, 2013. As a result of transactions with Seller and others occurring after September 30, 2013 and further described in Note 20– Subsequent Events, the Company expects its impairment and consolidation analysis will change to allow the Company to account for its acquisition of China Motion as a wholly owned subsidiary in its future consolidated financial statements.

NOTE 19    DISPOSITIONS/DISCONTINUED OPERATIONS

Sale of Tower Assets of VelaTel Peru

On August 16, 2013, VelaTel Peru entered into an asset purchase agreement (“VelaTel Peru APA”) with IB for sale to IB of the 30 cellular towers, along with a mutual warranty agreement (“IB Mutual Warranties”) regarding the future permitting of the cellular towers. Under the VelaTel Peru APA, the purchase price for the towers is assumption by IB of all liabilities associated with the towers, which includes (i) $112,904 in past unpaid rent to site landlords, (ii) future rents totaling $7,975 per month aggregate for all 30 cellular towers, (iii) $7,918 in unpaid electricity charges advanced by site landlords, and (iv) $61,736 owed to the steel fabricator who contracted to erect the towers. Under the IB Mutual Warranties, VelaTel Peru agrees that IB may make application in the name of VelaTel Per for any such permit for which VTP's status as a holder of telecommunications licenses or concessions is required or advantageous, and to assign any permits so obtained in whole or in part in favor of other licensed telephone operators who may wish to lease space on the towers. In return, VelaTel Peru is allowed to maintain its existing equipment on each tower until 90 days after the later of the date a permit is issued for that tower or the date IB determines the applicable municipality will not grant a permit. Closing of the VelaTel Peru APA and IB Mutual Warranties occurred on September 4, 2013.

In recognition of the fact the Company received benefit pursuant to the AQT Loan Agreement (transaction described in Note 7 – Notes Payable) that did not flow to VelaTel Peru in exchange for the obligation of VelaTel Peru to transfer title to the 30 cellular towers to IB as an affiliate of AQT, VelaTel Peru received a credit in the amount of $600,000 against the balance of the intercompany debt that VelaTel Peru and GMR owe to the Company. FGPM consented to the VelaTel Peru APA, the IB Mutual Warranties, and the reduction of intercompany debt in connection with the VelaTel Peru SPA described immediately below.

Sale of Stock of VelaTel Peru

On August 16, 2013, the Company, through Gulfstream Seychelles, entered into a stock purchase agreement (“VelaTel Peru SPA”) with First Global Projects Management, Ltd. (“FGPM”) for the sale of 100% of the capital stock of VelaTel Peru. Under the VelaTel Peru SPA, in exchange for payment to the Company at closing of $1,300,000, the Company will: (i) transfer to FGPM all of the Company’s 95% interest in the capital stock of VelaTel Peru; (ii) transfer all of the Company’s 99.9% interest in the capital stock of VelaTel Peru’s sister company Go Movil Resources, S.A.C. (“GMR”); and (iii) assign to FGPM the balance of all intercompany debt that VelaTel Peru and GMR will owe to the Company as of closing of the VelaTel Peru SPA. Under the VelaTel Peru SPA, FGPM also acquires the 5% equity interest of the minority shareholders of VelaTel Peru in exchange for $68,422. The Company and the other sellers are not making representations or warranties as extensive as would be typical in such a transaction, nor are they agreeing to indemnify FGPM regarding the past operations or financial condition of VelaTel Peru that have already been identified as contingencies during FGPM’s due diligence. The purchase price reflects a discount for the limitations of such representations, warranties and indemnities. The purchase price also reflects a reduction for the separate transfer of assets and liabilities associated with cellular towers designed, constructed and owned by VelaTel Peru transferred to IB and described immediately above. Closing of the VelaTel Peru SPA occurred on September 4, 2013.

The sale of Vela Tel Peru resulted in a gain on the disposition of a subsidiary in the amount of $5,817,986. The gain was determined as follows: net proceeds of $1,259,716 and the disposition of Vela Tel Peru net liabilities of $9,608,693 less the intercompany debt of $5,050,423.

Sale of Stock of Zapna

This transaction occurred after the period ending September 30, 2013 and is described in Note 20 – Subsequent Events.

Treatment of VelaTel Peru and Zapna on Financial Statements

During the period ending September 30, 2013, VelaTel Peru and Zapna were considered discontinued operations. The Company has not been able to obtain accurate financial information for VelaTel Peru or Zapna for the three months ended September 30, 2013, which has required the Company to make estimates regarding the third quarter activity.

The operating results for VelaTel Peru and Zapna have been presented in the accompanying unaudited Consolidated Statement of Operations for the nine-month periods ended September 30, 2013 and 2012 as discontinued operations and are summarized below:

	Nine-Months Ended September 30,
	2013	2012

Revenues	$465,275	$1,668,373
Cost of revenue	397,979	1,497,810
Gross profit	67,296	170,563
Operating expenses	892,307	496,663
Loss from operations	(825,011)	(326,100)
Non-operating income	754,100	(176,644)
Net income (loss)	$(70,911)	$(502,744)

The assets and liabilities of the discontinued operations at September 30, 2013 and December 31, 2012 are summarized below:

	September 30,	December 31,
	2013	2012

Current assets	$–	$372,534
Long-term assets	–	4,596,368
	$–	$4,968,902

Current liabilities	$612,529	$9,346,975

NOTE 20    SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2013, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date the Company’s unaudited Consolidated Financial Statements were finalized.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the unaudited Consolidated Financial Statements and that the following items represent subsequent events that merit disclosure in this Report.

Refinance of Unpaid Balance of Purchase Price for China Motion Acquisition

On October 28, 2013, the Company entered into a series of related agreements pertaining to its acquisition of China Motion that is described in Note 18 – Acquisition. For all agreements, funds paid or payable are in Hong Kong dollars. Currency conversions to US dollars are expressed in parentheses at a conversion rate of HK$7.75=US$1.00, with the US equivalent rounded to the nearest US$100, and are therefore approximate and may change as of the date any amount was paid or becomes or became payable.

Deed of Settlement with Sellers

The same parties to the China Motion SPA (including the Company as Guarantor of Gulfstream Seychelles) entered into a Deed of Settlement, the material terms of which are:

(i) Immediate payment to Sellers of (a) the unpaid balance of the Note in the amount of HK$34,340,637 (US$4,431,100), and (b) HK$850,000 (US$109,700) towards Seller’s attorney fees incurred in connection with the arbitration proceeding and negotiation and preparation of the Deed of Settlement.

(ii) Seller’s withdrawal of all default notices and release of all collateral security covered by the Stock Pledge Agreement.

(iii)  Dismissal within seven days of the arbitration proceeding commenced by the Company and Gulfstream Seychelles against Sellers (described in Note 15 – Commitments and Contingencies).

(iv) Waiver and release by the Company and Gulfstream Seychelles of any claims against Sellers arising under the representations and warranties contained in the China Motion SPA or otherwise related to the Transaction Documents.

(v) Seller authorizes its representative on China Motion’s board of directors to join in execution of board resolutions to change banking mandates to restore the Company’s operational control over China Motion.

China Motion Loan Agreement with new Lender

Xin Hua (as Lender), Gulfstream Seychelles (as Borrower) and the Company (as Guarantor) entered into a Loan Agreement, the material terms of which are:

(i) Borrower will borrow from Lender, who will immediately pay to Sellers the loan amount of HK$26,540,637 (US$3,424,600), without interest.

(ii) Repayment of the loan amount shall be in two installments, HK$7,800,000 (US$1,006,500) on or before December 15, 2013, and HK$18,740,637 (US$2,814,100) on or before February 28, 2014.

(iii) Repayment of the loan amount is secured by a Share Charge (described immediately below) against Borrower’s 100% equity ownership in China Motion.

(iv) During the time any of the loan amount is outstanding, Borrower and the Company agree to preserve the value of Lender’s collateral in the equity of China Motion, including (a) maintaining the net asset value of China Motion in the positive, (b) maintaining a minimum of two months’ working capital in China Motion, and (c) being primarily responsible for contracts associated with the upgrade of China Motion’s core network, including prohibition against China Motion paying any down payment, debt service, finance charges or principal repayment associated with such upgrade. Lender’s written consent is required for (d) China Motion to lend money or extend credit except to its customers in the ordinary course of its business, (e) China Motion to borrow money, receive credit or guaranty any indebtedness except to its vendors in the ordinary course of its business, (f) China Motion to hire new employees at a monthly salary in excess of HK$15,000 (US$1,900), or (g) Borrower or the Company to withdraw any funds from China Motion.

(v)  Lender consents in the Loan Agreement to China Motion making a loan to Borrower and the Company (“Agreed Loan”) in the amount of up to HK$1,936,216 (US$249,800) for the sole purposes of: (a) settling agreed legal costs of HK$850,000 (US$109,700) towards Seller’s attorney fees described above plus HK400,000 (US$51,600), (b) settling the First Adjustment and other miscellaneous amounts due Seller pursuant to the China Motion SPA in the amount of HK$676,216 (US$87,300), and (c) up to HK$10,000 (US$1,300) for any potential shortfall in payments to be made by Borrower to Sellers in US funds based on bank fees and exchange rate fluctuations. Borrower is required to repay China Motion the Agreed Loan on or before December 15, 2013.

(vi)  During the time any of the loan amount is outstanding, Lender shall have the right to appoint one of not more than three of members of China Motion’s board of directors.

(vii) During the time any of the loan amount is outstanding, Lender shall have the right to approve the terms of contracts related to the upgrade (including financing) of China Motion’s core network to confirm that the terms are consistent with preliminary terms negotiated with vendors as of the effective date of and as summarized in the Loan Agreement.

Share Charge as Collateral for Loan Agreement

As collateral for repayment of the Loan Agreement, Gulfstream Seychelles (as Chargor) and Xin Hua (as Chargee) entered into a Share Charge agreement, the material terms of which are:

(i)  Chargor shall deliver to Chargee all share certificates representing Chargor’s ownership interest in China Motion, together with undated instruments of transfer and other documents authorizing the certificates to be re-issued in the name of Chargee upon any default under the Loan Agreement.

(ii) Chargor retains all right to exercise the voting interests represented by the charged shares until such time as the security of the charge becomes enforceable upon a default in the Loan Agreement.

(iii) During the time the Share Charge remains effective, Chargor shall not transfer any of the charged shares and shall not grant any option to acquire any of the charged shares without the written consent of the Chargor, which shall be given if the terms of such option provide that such option: (a) is subordinate to the option granted to Chargor pursuant to the Option Deed (described immediately below), (b) shall not be exercisable prior to full repayment of the loan amount, and (c) shall be null and void upon an exercise of the option granted to Chargee pursuant to the Option Deed.

(iv) Promptly upon repayment of the loan amount, Chargee shall deliver back to Chargor the charged shares and all signed and undated instruments of transfer.

Option Deed to Enforce Share Charge

As the instrument to enforce the security of the Share Charge, Gulfstream Seychelles (as Grantor) and Xin Hua (as Grantee) entered into an Option Deed agreement, the material terms of which are:

(i) Grantor grants to Grantee the option to purchase 100% of the outstanding shares of China Motion (“Option Shares”) for an Option Price equal to the aggregate amount of all moneys owed by the Grantor to the Grantor pursuant to the Loan Agreement as of the date three business days after the exercise of the Option, which Option Price shall be set off against the loan amount outstanding. The option may be exercised only as to 100% of the Option Shares, and only in the event of a default under the Loan Agreement.

(ii) The option granted under the Option Deed shall expire upon repayment in full of all amounts due under the Loan Agreement.

(iii) The Option Deed contains the same restrictions against transfer or grant of other options against the Option Shares as are contained in the Share Charge.

Terms Common to all Agreements

Each of the Deed of Settlement, the Loan Agreement, the Share Charge, and the Option Deed include representations and warranties regarding the corporate status of Gulfstream Seychelles and the Company, and the corporate and financial status of China Motion, and other terms the Company considers to be standard in transactions of a similar nature. Each of the agreements provides that it is governed by Hong Kong law, with jurisdiction of disputes exclusively before the courts of Hong Kong, and with the parties agreeing to submit to such jurisdiction.

Performance of all Agreements

On or about October 29, 2013, Gulfstream paid Sellers US$1,007,000 (less wire transfer charges), Lender paid Sellers HK$26,540,637, and China Motion paid Sellers and attorneys for Sellers and Lenders the remaining amounts called for under the Deed of Settlement and Loan Agreement, as described above. Thereafter, Sellers’ representative to China Motion’s board of directors joined in signing resolutions to change bank mandates, which resolutions were submitted to the appropriate banks of China Motion; the parties confirmed dismissal of the arbitration proceeding; and Gulfstream Seychelles delivered the required share certificates, signed and undated instruments of transfer, and other documents authorizing the certificates to be re-issued in the name of Lender upon any default under the Loan Agreement.

Copies of the Deed of Settlement, the Loan Agreement, the Share Charge, and the Option Deed, respectively, are attached as Exhibits 10.53 through 10.56 to this Report.

Turnkey and Vendor Contracts for Upgrade of China Motion Network

Through the date this Report is filed, the Company and its subsidiary China Motion have been negotiating contracts for the upgrade of China Motion’s telephony core network from 2G to 4G technology, and associated customer billing and accounting functions. The first contract to be completed was a Turnkey Upgrade Agreement that contemplates finalization of three contracts with separate vendors for discrete components of the overall upgrade. Each contract is described separately below.

Turnkey Upgrade Agreement with New Host

On November 11, 2013, the Company and China Motion entered into a Turnkey Upgrade Agreement with New Host International Co., Ltd. (“New Host”) for project management and financing of the upgrade of China Motion’s telephony core network and associated customer billing and accounting functions. The material terms of the Turnkey Upgrade Agreement are:

(i) New Host will subcontract with three vendors China Motion has previously negotiated pricing and scope of services, ZTE Corporation (“ZTE”), Niceuc Communication Co., Ltd. (“Niceuc”)and Tectura Hong Kong Limited (“Tectura” and together with ZTE and Niceuc collectively “Subcontractors”). New Host will provide project management services to coordinate the work of the Subcontractors and pay each according to the tenor of their respective contracts. The aggregate amount payable to Subcontractors is US$2,437,139 (“Subcontracted Amount”).

(ii) New Host is entitled to a Management Fee equal to 15% of the Subcontracted Amount (initially US$365,571, subject to any future additions to the Subcontracted Amount). Following a 12 month Deferral Period, Finance Charges equal to 7.5% interest per annum accrue on the Subcontracted Amount but not the Management Fee (the Subcontracted Amount, the Management Fee and the Finance Charges collectively, “Purchase Price”).

(iii) Repayment of the Purchase Price shall be in 60 equal monthly installment, commencing on the same calendar day of the month following expiration of the Deferral Period, broken into separate installments for Subcontracted Amount plus amortized Finance Charges (“P&I Installments,” initially US$48,835) and Management Fee Installments (initially US$6,093). In the event of future increase in the Subcontracted Amount, Installment amounts shall be re-calculated so that any unpaid Installments remain equal. Customer may prepay the P&I Installments in whole or in part without penalty and subject to reduction in future Finance Charges, provided that partial prepayment of either the Management Fee or the Subcontracted Amount shall not decrease subsequent P&I Installments or Management Fee Installments until one or both have been paid in full.

(iv) Title to all equipment, software, and other property included in the Project, whether tangible or intangible, shall pass to China Motion upon delivery to its business premises, provided that until the Purchase Price is paid in full, New Host shall have a purchase money security interest in all such equipment, software and other tangible and intangible property. New Host shall assign to China Motion all warranties provided by each Subcontractor.

(v) The Turnkey Upgrade Agreement is subject to Hong Kong law, with disputes to be resolved through arbitration before Hong Kong International Arbitration Centre.

Sales Agreement with ZTE

On November 18, 2013, China Motion and New Host entered into a sales contract with ZTE (“ZTE Sales Agreement”) for the primary components of hardware and software (including installation and optimization) required to upgrade China Motion’s core telephony network from 2G to 4G technology, and to increase the capacity of the network to meet the future projected growth of China Motion’s subscribers. The total contract amount is US$2,050,609, payable (by New Host pursuant to the Turnkey Upgrade Agreement) upon certain milestones associated with delivery, acceptance and testing of the integrated network components. Title or ownership to the products covered by the ZTE Sales Contract passes to China Motion upon delivery of the products to China Motion’s premises, subject to a security interest in favor of ZTE against the full payment of the contract amount. The contract price includes training of China Motion’s personnel on proper operations of the products, and a one year warranty against defect. The parties have negotiated the terms and price of an operations and maintenance agreement for further protection of the products beyond warranty expiration. The ZTE Sales Agreement is subject to Hong Kong law, with disputes to be resolved through arbitration before Hong Kong International Arbitration Centre.

Sales Agreement with Niceuc

On November 18, 2013, China Motion and New Host entered into a sales contract with Niceuc Communication Co., Limited (“Niceuc Sales Contract”) for value added services and components (including installation and optimization) associated with specialty functions of the planned upgrade of China Motion’s core telephony network, including functions beneficial to China Motion’s performance of the StarHub Cooperation Agreement described below. The total contract amount is US$256,314, payable (by New Host pursuant to the Turnkey Upgrade Agreement) upon certain milestones associated with delivery, acceptance and testing of the integrated network components. The contract price includes a one year warranty against defect. The parties have negotiated the terms and price of an operations and maintenance agreement for further protection of the products beyond warranty expiration. The Niceuc Sales Agreement is subject to Hong Kong law, with disputes to be resolved through arbitration before Hong Kong International Arbitration Centre

ERP Purchase and Implementation Agreement with Tectura

On November 18, 2013, New Host and Tectura Hong Kong Limited (“Tectura”) entered into an agreement for purchase and implementation of an enterprise resource planning solution utilizing Microsoft Dynamics NAV accounting software (“Tectura Agreement”). The contract amount is HK$375,690 (~US$48,500), which is Tectura’s estimate of the quantity of end user licenses to meet China Motion’s requirements, plus estimated implementation and training services to be provided by Tectura on a time and materials basis. The contract amount is payable upon certain milestones contained in the Tectura Agreement.

Copies of the Turnkey Upgrade Agreement, the ZTE Sales Agreement, and the Niceuc Sales Agreement and the Tectura Agreement, respectively, are attached as Exhibits 10.57 through 10.59 to this Report. The Company considers the Tectura Agreement to not be sufficiently material to require attaching a copy as an Exhibit to this Report. A brief summary of the contract terms is provided because the scope of the contract is contained in the Turnkey Upgrade Agreement.

Cooperation Agreement between China Motion and a Tier One Mobile Network Operator in Asia

As of the date of this Report, the Company is in final negotiations for China Motion to enter into a Cooperation Agreement with a tier one mobile network operator in Asia. Because the Company’s management referred to the potential contract in a recent investor conference call, specific forward looking reference to the contract is included here. The Company will disclose the material terms of the contract on a Current Report on SEC Form 8-K as soon as the contract is finalized and signed.

Sale of Stock of Zapna

On September 30, 2013, Gulfstream Seychelles and Aerial Investments, LLC (“Aerial”) entered into a stock purchase agreement (“Aerial SPA”) for Aerial to acquire the 75 shares of capital stock of Zapna (“Zapna Stock”) owned by Gulfstream Seychelles, representing 75% of the total equity ownership of Zapna. The material terms of the Zapna SPA are:

(i) The transaction is subject to a right of first refusal and tag along rights in favor Ahmad Holdings and/or Omair Khan (collectively “Minority Owner”), the owner of the remaining 25 shares of capital stock of Zapna, such rights granted pursuant to the 2012 stock purchase agreement (“2012 SPA”) by which Minority Owner sold 75 shares of Zapna Stock to Gulfstream Seychelles. Aerial agrees to honor Minority Owner’s tag along rights by also acquiring Minority Owner’s 25 shares of Zapna Stock for US$25 if Minority Owner delivers a timely notice of election.

(ii) The purchase price is US$75. As additional consideration, Gulfstream Seychelles agrees to assign to Aerial at closing without warranty, all rights, if any, Gulfstream Seychelles may have (1) against Minority Owner related to the Company, whether arising from breach of any representation or warranty Minority Owner made in connection with the 2012 SPA, from Minority Owner’s Management of the Company since closing of the 2012 SPA, and/or from conduct or circumstances described in Section 2.5 of the Aerial SPA, and/or (2) for financial benefits (or detriments) applicable to Gulfstream Seychelles’ ownership of the Zapna Stock for the period commencing July 1, 2013 and through Closing of this Agreement (“Assignment”). Aerial agrees to waive the Assignment if Minority Owner exercises either its right of first refusal or its tag along rights.

(iii) Gulfstream Seychelles warrants only its corporate qualifications, the capital structure of Zapna, and its ownership of the Zapna Shares. Gulfstream Seychelles expressly disclaims any representations or warranties regarding the past or future financial, legal or other status of Zapna. Aerial acknowledges that the transaction is made “as is, where is,” and that the purchase price reflects the disclaimers. Aerial acknowledges that Minority Owner has refused to cooperate with Gulfstream Seychelles to provide financial information regarding the Company for the period of time commencing July 1, 2013, and that the inability of the parent company of Gulfstream Seychelles to accurately report the financial results of Zapna on its consolidated financial statements for the period of time commencing July 1, 2013 is the basis of granting the Assignment.

On October 9, 2013, the Company delivered a copy of the signed Aerial SPA to Minority Owner, together with notice of its rights for a period of 30 days to exercise either its right of first refusal or its tag along rights. Minority Owner did not formally respond to the notice.

On November 19, 2013, after expiration of Minority Owner’s rights, closing of the Aerial SPA occurred when Aerial paid the Company, on behalf of Gulfstream Seychelles, the purchase price of US$75, and caused the delivery of instruments of ownership of the 75 shares of Zapna Stock to be delivered to Aerial and in Aerial’s name.

A complete copy of the Aerial SPA is attached as Exhibit 10.60 to this Report.

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

Our Businesses

The Company currently holds investments or contracts in six active projects that we refer to as:

(i) VN Tech Fuel Cell Business;

(ii) Business Agreement with NGSN;

(iii) Aerostrong Exclusive Agreements;

(iv) Novi-Net Network;

(v) Montenegro Connect Network; and

(vi) China Motion MVNO Network.

During the nine-month period covered by the accompanying unaudited consolidated financial statements, the Company also held investments or contracts in two additional projects that were disposed of prior to the date this Report is filed:

(vii) VelaTel Peru Network (disposition completed September 4, 2013);

(viii) Zapna Wireless Broadband Solutions Business (disposition completed November 12, 2013).

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

The Company’s present operational focus is on the deployment of wireless broadband networks in emerging international markets, using primarily either 2.5 GHz or 3.5 GHz radio frequency spectrum, and in the case of China Motion, the expansion of its legacy MVNO telephony operations.

Results of Operations

Three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012.

Our revenue, cost of revenue, expenses and other income for the three-month periods ended September 30, 2013 and 2012 are as follows:

Revenue:

2013	2012
$462,880	$214,486

Our revenue for the three-month period ended September 30, 2013 increased by $248,394 from the same period ended September 30, 2012.  The increase in revenue for 2013 is due to higher revenue from our subsidiary, Herlong.

Cost of Revenue:

2013	2012
$61,245	$36,543

Our cost of revenue for the three-month period ended September 30, 2013 was $61,245, or 13.2% of sales as compared to $36,543 or 17.0% of sales for the same period ended September 30, 2012.  The increase in cost of revenue in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2013 is a result of higher margins on the sales generated by our subsidiary, Herlong.

Selling, General and Administrative Expenses:

2013	2012
$2,842,284	$2,551,572

Our selling, general and administrative expenses for the three-month period ended September 30, 2013 was $2,842,284, as compared with $2,551,572 for the same period in 2012, a decrease of $290,712.  The decrease in the selling, general and administrative expenses during the three-month period in 2013 is a result of a reduction in general corporate overhead.

Impairment Loss:

2013	2012
$–	$1,010,000

During the three-month period ended September 30, 2012 we wrote off our investment in GBNC Network. GBNC indicated it would not honor the terms of the GBNC Agreement. Specifically, GBNC maintained that GBNC should have control over bank accounts and decisions regarding capital expenditures. Based on the duration of the impasse between us and GBNC regarding these matters, we determined it was appropriate to fully impair our $1,010,000 investment in GBNC.

Gain (Loss) on Change in Fair Value of Debt Derivative:

2013	2012
$(24,200)	53,098

For the three-month period ended September 30, 2013, we incurred a non-cash loss of $24,200 from the change in the fair value of our debt derivatives relating to our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2008 (“Amended Convertible Note”), conversion feature of our Series B Preferred Stock, and convertible notes issued in 2013 as compared to a non-cash gain of $53,098 for same period in 2012.  The increase in the loss for 2013 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Loss on Settlement of Debt:

2013	2012
$1,514,810	133,720

For the three-month period ended September 30, 2013, we issued shares of our Series A Common Stock and warrants in settlement of debt. The settlement price was less than the fair value of the shares and warrants issued resulting in a loss of $1,514,810 compared to 133,720 in the same period in 2012.

Interest Expense:

2013	2012
$676,604	$243,099

For the three-month period ended September 30, 2013, our interest expense was $676,604 as compared to $243,099 for the same period in 2012.  The change in interest expense is attributable to the change in outstanding in notes payable and amortization of debt discounts in 2013 compared to 2012.

Net Income (Loss):

2013	2012
$357,367	$(4,028,887)

Net income for the three months ended September 30, 2013 was $357,367 as a result of a gain on the sale of Velatel Peru of $5,817,986.

Nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012.

Our revenue, cost of revenue, expenses and other income for the nine-month periods ended September 30, 2013 and 2012 are as follows:

Revenue:

2013	2012
$1,031,134	$438,840

Our revenue for the nine-month period ended September 30, 2013 increased by $592,294 from the same period ended September 30, 2012.  The increase in revenue for 2013 is attributed to higher revenue from our subsidiary, Herlong, and a full nine months of reporting Herlong’s results as compared to five and one half months during 2012 based on completing our acquisition of Herlong on April 12, 2012.

Cost of Revenue:

2013	2012
$128,472	$77,076

Our cost of revenue for the nine-month period ended September 30, 2013 was $128,472, or 13.5% of sales as compared to $77,076 or 17.6% of sales for the same period ended September 30, 2012.  The increase in cost of revenue in actual dollars is attributed to the increase in sales and the decease as a percentage of revenue in 2013 is a result of higher margins on the sales generated by acquired subsidiary, Herlong.

Selling, General and Administrative Expenses:

2013	2012
$6,173,062	$8,248,744

Our selling, general and administrative expenses for the nine-month period ended September 30, 2013 was $6,173,062 as compared with $8,248,744 for the same period in 2012, a decrease of $2,075,682.  The decrease in the selling, general and administrative expenses during the nine-month period in 2013 is a result of a reduction in general corporate overhead.

Impairment Loss:

2013	2012
$6,387,100	$1,010,000

During the nine months ended September 30, 2013 we wrote off our investment in China Motion for $6,387,100, which represents the entire purchase price for the acquisition when we determined we did not have effective control China Motion. The management of China Motion continued to follow instructions of the Seller that blocked significant decisions we made in the ordinary course of China Motion’s business, including efforts to change signature authority on the bank accounts in a manner that would allow us to approve or issue payments from those accounts without also obtaining the authority or counter-signature from a representative of the selling shareholders from whom we acquired China Motion.

During the nine months ended September 30, 2012 we wrote off our investment in the GBNC Network.

Gain (Loss) on Change in Fair Value of Debt Derivative:

2013	2012
$(1,151,633)	14,714

For the nine-month period ended September 30, 2013, we incurred a non-cash loss of $1,151,633 from the change in the fair value of our debt derivatives relating to our Amended and Restated Convertible Note Purchase Agreements dated November 17, 2008 (“Amended Convertible Note”), conversion feature of our Series B Preferred Stock, and convertible notes issued in 2013 as compared to a non-cash loss of $38,384 for same period in 2012.  The increase in the loss for 2013 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Gain (Loss) on Settlement of Debt:

2013	2012
$(6,763,365)	1,723,817

For the nine-month period ended September 30, 2013, we issued shares of our Series A Common Stock and warrants in settlement of debt. The settlement price was less than the fair value of the shares and warrants issued resulting in a loss of $6,763,365. In 2012, the settlement price was greater than the fair value of the shares that resulted in a gain of $1,723,817.

Interest Expense:

2013	2012
$1,517,408	$1,151,705

For the nine-month period ended September 30, 2013, our interest expense was $1,517,408 as compared to $1,151,705 for the same period in 2012.  The change in interest expense is attributable to the change in outstanding in notes payable and amortization of debt discounts in 2013 compared to 2012.

Net Loss:

2013	2012
$15,273,243	$9,469,601

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

Our liquidity needs consist of our working capital requirements, indebtedness payments, research and development expenditure funding, and general and administrative expenses.  Our known liquidity demands include the following categories and amounts as of September 30, 2013:

(i) Litigation installment payments of $821,735;

(ii) Notes payable to related parties of $870,138;

(iii) Notes payable of $15,274,800;

(iv) Convertible Notes and Amended Convertible Notes of $573,868;

(v) Advances from officers of $64,076 and

(vi) Accounts payable and accrued expenses of $15,215,541and sales, general and administrative expenses of approximately $1.2 million per month for our San Diego, Taiwan, Cyprus, Croatia and Montenegro operations.

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties and from Isaac Organization, Inc.

From our date of inception through September 30, 2013, we have incurred accumulated losses of approximately $322.6 million.  As of September 30, 2013, we had cash of $1.1 million and liabilities of approximately $51.6 million, of which $48.2 million are deemed to be current liabilities.  We expect to continue to incur net losses for the foreseeable future. Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated May 17, 2013, for the period ended December 31, 2012.  In order to continue to operate our businesses, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Common Stock, Series B Common Stock, Series B Preferred Shares, Convertible Notes and Amended Convertible Notes, each of which is discussed in further detail below.

Effective September 19, 2013, we increased (post-reverse) the number of authorized Series A Shares from 1 billion to 10 billion by filing a Certificate of Amendment of our Articles of Incorporation with the Nevada Secretary of State.  As of September 30, 2013, we had issued and outstanding 657,160,092 Series A Shares. As of the date of this Report, the total number of Series A Shares issued and outstanding is 1,113,412,415.

As of September 30, 2013, we had authorized the issuance of up to 1,000,000,000 Series B Shares, of which 80,000,000 shares were issued and outstanding. As of the date of this Report, 130,000,000 Series B Shares are issued and outstanding.  Each Series B Share has the right to cast ten votes for each action on which each Series A Share has a right to vote.  The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares.  Series B Shares do not participate in any declared dividends. Series B Shares are redeemable on May 23, 2023 at the par value of $0.001 per share. Due to the limitations on transfer of Series B Shares, we do not consider the issuance of Series B Shares to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25,000,000 shares of Preferred Stock, with rights and preferences to be determined by our Board of Directors. We have designated 2,500 shares of our Preferred Stock as Series B Preferred Stock, of which 270 such shares had been issued to Ironridge Technology as of September 30, 2012. As of the date of this Report, a total of 285 shares of Series B Preferred Stock are issued and outstanding.

As of September 30, 2013, we have raised approximately $28.5 million related to our Convertible Notes and our Amended Convertible Notes.  These notes bear interest at 10% per annum and are all either past due or have been converted.  As of September 30, 2013, the outstanding balance of principal and interest on unpaid Convertible Notes and Amended Convertible Notes was approximately $0.3 million.  The proceeds from our Convertible Notes and Amended Convertible Notes helped fund our operations during 2008 and 2009.  However, interest accruing and settlement of litigation associated with our Convertible Notes contributed to our liquidity needs for the period ended September 30, 2013 and is expected to continue to do so in the future.

Also as of September 30, 2013 we have raised approximately $0.9 million for the issuance of Series B Preferred Stock and approximately $0.7 million from the issuance of convertible notes payable.

As of September 30, 2013, we owed approximately $0.9 million as a result of borrowings from related parties.  We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available.  We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

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

The following table presents a summary of our sources and uses of cash for the nine-month period ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities:	$(791,982)	$4,673,480
Net cash used in investing activities	$(386,527)	$(7,128,461)
Net cash provided by financing activities	$2,046,974	$2,551,556
Effect of currency rate exchange	1,192
Increase in cash and cash equivalents	$869,657	$96,575

Operating Activities

The cash used in operating activities for the nine months ended September 30, 2013 is a result of our net loss offset by an increase in accounts payable and accrued expenses and non-cash expenses for the settlement of debt and the change in fair value of the derivative liability.

Investing Activities

The cash used in investment activities for the nine months ended September 30, 2013 consisted of the cash paid in connection with the purchase of China Motion offset by cash proceeds from the sale of Velatel Peru.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 consisted of proceeds from the issuance of Series B Preferred Stock, issuance of notes payable and the issuance of convertible notes.

Off-Balance Sheet Arrangements

At September 30, 2013, we have no off-balance sheet arrangements.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the unaudited Consolidated Financial Statements included in this Report for the periods ended September 30, 2013 and 2012.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.  Advertising costs for the nine months ended September 30, 2013 and 2012 were not significant.

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

Going Concern Disclosure

The accompanying unaudited Consolidated Financial Statements included in this Report have been prepared in conformity with GAAP, and contemplates our continuance as a going concern. Our independent registered accounting firm, in its report dated May 17, 2013, has expressed substantial doubt about our ability to continue as a going concern. Our viability is dependent upon our ability to obtain future financing and the success of our future operations. We have incurred a net loss of $15.3 million for the period ended September 30, 2013, a cumulative net loss of $322.6 million since inception, a negative working capital of $46.8 million and a stockholders' deficiency of $49.1 million.

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

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  They concluded that our disclosure controls and procedures were not effective with respect to financial reporting of complex transactions as of September 30, 2012.

Our Chief Financial Officer, and others in the Company, as appropriate, will be undertaking efforts to insure that the Company’s controls and procedures meet all legal requirements. It is anticipated that such efforts will be concluded by the time our Form 10-K for the period ended December 31, 2013 is filed with the SEC.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

With the exception of the following sales of unregistered equity securities, all information required by Item 701 of Regulation S-K has been previously included in a Current Report on Form 8-K:

On July 1, 2013, the Company issued 5,787,037 Shares to Redwood Management, LLC (“Redwood”) in partial payment of a promissory note in the amount of $500,000 in favor of Isaac Organization, Inc. (“Isaac”) and assigned by Isaac to America Orient, LLC (“AO”) and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of accrued interest of $0. The Company also issued 5,787,263 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00432 and an exercise term of three years.

On July 2, 2013, the Company issued 5,000,000 Shares to Asher Enterprises, Inc. (“Asher”) in partial payment of a promissory note in the amount of $103,500 in favor of Asher. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of accrued interest of $0.

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

On July 8, 2013, the Company issued 11,500,000 Shares to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO. The Company also issued 11,500,000 warrants to James Shaw (“Shaw”) at the direction of AO. Each warrant has an exercise price of $0.006 and an exercise term of three years.

On July 9, 2013, the Company issued 4,918,033 Shares to Asher in partial payment of a promissory note in the amount of $103,500 in favor of Asher. This sale of Shares resulted in a principal reduction of $13,500 in notes payable of the Company and penalties and accrued interest of $16,500.

On July 10, 2013, the Company issued 3,071,253 Shares to Continental Equities, LLC (“Continental”) in partial payment of a promissory note in the amount of $50,000 in favor of Continental. This sale of Shares resulted in a principal reduction of $15,000 in notes payable of the Company and accrued interest of $0.

On July 12, 2013, the Company issued 6,565,000 Shares to Asher in partial payment of a promissory note in the amount of $103,500 in favor of Asher. This sale of Shares resulted in a principal reduction of $0 in notes payable of the Company and penalties and accrued interest of $39,390.

On July 12, 2013, the Company issued 5,787,037 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 5,787,037 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00432 and an exercise term of three years.

On July 15, 2013, the Company issued 4,000,000 Shares to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO. This sale of Shares resulted in a principal reduction of $23,200 in notes payable of the Company and accrued interest of $0. The Company also issued 4,000,000 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0058 and an exercise term of three years.

On July 19, 2013, the Company issued 2,777,777 Shares to Continental in partial payment of a promissory note in the amount of $50,000 in favor of Continental. This sale of Shares resulted in a principal reduction of $10,000 in notes payable of the Company and accrued interest of $0.

On July 19, 2013, the Company issued 13,500,000 Shares to Isaac in partial payment of two promissory notes in the amount of $500,000 each in favor of Isaac. This sale of Shares resulted in a principal reduction of $74,250 in notes payable of the Company and accrued interest of $0. The Company also issued 13,500,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.0055 and an exercise term of three years.

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

On July 29, 2013, the Company issued 5,319,149 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

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

On August 6, 2013, the Company issued 2,000,000 Shares to Continental in partial payment of a promissory note in the amount of $50,000 in favor of Continental. This sale of Shares resulted in a principal reduction of $6,880 in notes payable of the Company and accrued interest of $0.

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

On August 20, 2013, the Company issued 6,799,996 Shares to Continental in partial payment of a promissory note in the amount of $50,000 in favor of Continental. This sale of Shares resulted in a principal reduction of $18,120 in notes payable of the Company and accrued interest of $2,280.

On August 20, 2013, the Company issued 6,756,757 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On August 20, 2013, the Company issued 33,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On August 21, 2013, the Company issued 13,157,894 Shares to Asher in partial payment of a promissory note in the amount of $78,500 in favor of Asher. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and accrued interest of $0.

On August 21, 2013, the Company issued 10,416,666 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 10,416,666 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0024 and an exercise term of three years.

On August 26, 2013, the Company issued 11,538,462 Shares to Asher in partial payment of a promissory note in the amount of $78,500 in favor of Asher. This sale of Shares resulted in a principal reduction of $28,500 in notes payable of the Company and penalties and accrued interest of $21,500.

On August 26, 2013, the Company issued 23,900,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $95,600 in notes payable of the Company and accrued interest of $0. The Company also issued 23,900,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.004 and an exercise term of three years.

On August 27, 2013, the Company issued 8,928,571 Shares to Continental in partial payment of a promissory note in the amount of $50,000 in favor of Continental. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On August 29, 2013, the Company issued 10,416,666 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 10,416,666 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0024 and an exercise term of three years.

On August 30, 2013, the Company issued 7,397,143 Shares to Asher in partial payment of a promissory note in the amount of $78,500 in favor of Asher. This sale of Shares resulted in a principal reduction of $0 in notes payable of the Company and penalties and accrued interest of $25,890.

On September 4, 2013, the Company issued 6,326,815 Shares to Continental in partial payment of a promissory note in the amount of $50,000 in favor of Continental. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $2,506.

On September 9, 2013, the Company issued 10,162,201 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 10,162,201 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00246 and an exercise term of three years.

On September 13, 2013, the Company issued 13,020,833 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 13,020,833 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00192 and an exercise term of three years.

On September 23, 2013, the Company issued 14,880,952 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 14,880,952 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00168 and an exercise term of three years.

On September 24, 2013, the Company issued 55,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On September 25, 2013, the Company issued 10,000,000 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $17,000 in notes payable of the Company and accrued interest of $0.

On September 26, 2013, the Company issued 16,025,641 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 16,025,641 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00156 and an exercise term of three years.

On October 2, 2013, the Company issued 7,157,532 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $8,000 in notes payable of the Company and accrued interest of $3,452.

On October 2, 2013, the Company issued 25,000,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and accrued interest of $0. The Company also issued 25,000,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.016 and an exercise term of three years.

On October 3, 2013, the Company issued 20,077,144 Shares to Bursztyn Family Trust in payment of compensation owed to Leon Eric Bursztyn pursuant to an independent contractor agreement. This sale of Shares resulted in reduction of $46,379 of accounts payable of the Company.

On October 7, 2013, the Company issued 759,017 shares to WHC in partial payment of a promissory note in the amount of $150,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $0 in notes payable of the Company and accrued interest of $1,366. The Company also issued 759,017 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0018 and an exercise term of three years.

On October 14, 2013, the Company issued 16,666,666 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 16,666,666 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0015 and an exercise term of three years.

On October 15, 2013, the Company issued 17,857,143 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On October 18, 2013, the Company issued 17,857,143 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 17,857,143 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0014 and an exercise term of three years.

On October 21, 2013, the Company issued 55,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On October 21, 2013, the Company issued 38,000,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $53,200 in notes payable of the Company and accrued interest of $0. The Company also issued 38,000,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.014 and an exercise term of three years.

On October 22, 2013, the Company issued 17,857,143 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On October 28, 2013, the Company issued 16,025,641 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 16,025,641 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0016 and an exercise term of three years.

On October 31, 2013, the Company issued 45,000,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $63,000 in notes payable of the Company and accrued interest of $0. The Company also issued 45,000,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.014 and an exercise term of three years.

On October 31, 2013, the Company issued 19,230,770 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On November 4, 2013, the Company issued 80,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On November 5, 2013, the Company issued 19,841,269 to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0. The Company also issued 19,841,269 to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00176 and an exercise term of three years.

On November 13, 2013, the Company issued 25,000,000 Shares to WHC Capital, LLC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On November 14, 2013, the Company issued 55,000,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $55,000 in notes payable of the Company and accrued interest of $0. The Company also issued 55,000,000 warrants to Isaac in connection with this Share issuance. Each warrant has an exercise price of $0.01 and an exercise term of three years.

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

Item 3.  Defaults on Senior Securities.

As of September 30, 2013, the Company is in default on payment of the principal and interest on approximately $468,641 of our Convertible Notes and Amended Convertible Notes.  We intend to cure the defaults and satisfy the convertible notes as soon as funds are available to the Company to do so.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

(a) All information required to be disclosed on Form 8-K during the period ended September 30, 2013 has been so reported.

(b) The Company does not have procedures in place by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Effective May 16, 2013, the Company reduced the size of its Board of Directors from four Directors to two Directors. The Company also eliminated the positions of Chief Operating Officer (the duties of which were transferred to our Chief Executive Officer) and Chief Administrative Officer (the duties of which continue to be performed by a Manager of Administration). The Company’s intent is to consolidate decision making authority in the Board of Directors and in those executive officers who are also directors (the Chief Executive Officer and the President). Other officers who have previously been considered executive officers have had their management responsibilities and decision making authority curtailed. These include: (i) Carlos Trujillo, who holds the title Chief Financial Officer; (ii) Kenneth L. Waggoner, who until his resignation effective November 13, 2013 held the titles of Secretary, Executive Vice-President, Legal and General Counsel; (iii) Kenneth Hobbs, who holds the titles of Secretary, Vice-President, Mergers & Acquisitions and General Counsel; and (iv) Isidoro Gutierrez, who formerly held the title of Chief Administrative Officer and now holds the title of Manager of Administration.

(d) Effective November 13, 2013, Kenneth L. Waggoner resigned as Secretary, General Counsel, and Executive Vice-President, Legal. Mr. Waggoner’s resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations or policies and practices. Kenneth Hobbs will assume the duties and responsibilities of the Company’s General Counsel and Secretary, in addition to his prior duties as Vice-President, Mergers & Acquisitions. The Company considers it unnecessary for its General Counsel to also hold the office of Vice-President, Legal, and has eliminated that position.

Item 6.  Exhibits.

The following is a list of documents either referred to in this current Report on Form 10-Q or in prior Reports for which the transaction reported remains material to the Company’s operations or as a contingency or commitment. The exhibit list includes a reference to the specific prior Report where the same document was attached as an Exhibit to that Report. Reference in this Exhibit List to “the Company” refers to either VelaTel Global Communications, Inc. or its prior name, China Tel Group, Inc.

Exhibit No.	Description of each Exhibit

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”), and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed on June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.5	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement filed on Schedule 14-C filed on February 17, 2012
3.6	Certificate of Change amending Articles of Incorporation [Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2012]
3.7	Certificate of Amendment and Restatement of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on August 20, 2013]
Contracts for Professional Services, Employment and/or Strategic Relationships
10.1	Memorandum of Understanding of Global Strategic Cooperation, dated August 9, 2010, between the Company and ZTE Corporation (ZTE”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010]
10.2	Executive Employment Agreement, dated April 4, 2011 but retroactive to November 1, 2010, between the Company and Tay Yong Lee “Colin Tay” [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.3	Agreement for Professional Services, dated May 6, 2011, between the Company and ChangeWave, Inc. [Incorporated by reference to the Company’s Report on Form 10-Q filed on May 16, 2011].
Contracts Related to ChinaComm Joint Venture
10.4	Framework Agreement, dated April 7, 2008, between the Company and CECT-Chinacomm Communications Co., Ltd. (“Chinacomm”) et al. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.5	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated May 23, 2008, between Gulfstream Capital Partners Ltd.(“Gulfstream Seychelles”) (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors) and Chinacomm and CECT Chinacomm Shanghai Co. Ltd. (as Warrantors)
10.6	Exclusive Technical Services Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd. and Yunji Communications Technology (China) Co (“Yunji China”). [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.7	Exclusive Technical and Management Consulting Services Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report Form on 10-K filed on May 15, 2009]
10.8	Equipment Lease Agreement, dated May 23, 2008, between Trussnet Gulfstream (Dalian) Co., Ltd.(“TCP”) and Yunji China. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.9	Equipment Sublease Agreement, dated May 23, 2008, between Yunji China and Chinacomm [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.10	Subscription and Shareholder’s Agreement relating to ChinaComm Limited (“Chinacomm Cayman”), dated February 16, 2009, between Trussnet Capital Partners, Ltd. (“TCP”) (as Investor), Thrive Century Limited, Newtop Holdings Limited (as Founders), Chinacomm Cayman (as Company), Qui Ping and Yuan Yi (as Guarantors), Chinacomm and CECT Chinacomm Shanghai Co. Ltd.(“Chinacomm Shanghai”) (as Warrantors) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]
10.11	Addendum to Subscription and Shareholders Agreement, dated February 16, 2009, between TCP and Chinacomm [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2011]

Exhibit No.	Description of each Exhibit

10.12	Asset Purchase Agreement, Promissory Note and Security Agreement, all dated March 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2009]
10.13	First Amendment to Promissory Note, dated March 5, 2010, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
Second Amendment to Promissory Note, dated March 18, 2010.[Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2010]
10.14	Third Amendment to Promissory Note, dated April 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 13, 2010]
10.15	Fourth Amendment to Promissory Note, dated May 9, 2009, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]
10.16	Assignment and Subscription Agreement and Cancellation of Promissory Note, dated April 4, 2011, between the Company and TCP [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.)
10.17	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
Contracts Related to Golden Bridge Joint Venture
10.18	Subscription and Shareholder Agreement for “New Co,” dated December 13, 2010, between the Company and Golden Bridge Network Communications Co., Ltd. (“GBNC”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2010]
10.19	Equipment Contract for Haixi Wireless Broadband Project (GBNC), dated March 14, 2011, among the Company, Gulfstream Seychelles and ZTE [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2011]
Contracts Related to Sino Crossing Joint Venture
10.20	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.21	Subscription and Shareholder Agreement for “New Co,” dated November 11, 2010, between the Company and Azur [Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010]
10.22	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011. [Incorporated by reference to the Company’s Current Report on Form 8-K on December 9, 2011].
Contracts Related to VN Tech Joint Venture
10.23	Subscription and Shareholder Agreement for “New Co,” dated April 1, 2011, between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company [Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2011]
10.24	Amended and Restated Subscription and Shareholder Agreement for VN Tech between Gulfstream Seychelles, Luo Hongye and VN Tech. [Incorporated by reference to the Company’s Current Report on Form 8-K on April 24, 2012].
Contracts Related to Equity and Convertible Debt Instruments
10.25	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.26	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 15, 2009]
10.27	Stock Purchase Agreement, dated February 9, 2010, between the Company and Isaac Organization, Inc.(“Isaac”) [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010]
10.28	First Amendment to Stock Purchase Agreement, dated March 5, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2010]
10.29	Amended and Restated Stock Purchase Agreement, dated May 9, 2010, between the Company and Isaac [Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2010]

Exhibit No.	Description of each Exhibit

10.30	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac [Incorporated by reference to the Company’s Report on Form 10-Q filed on August 15, 2011].
10.31	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.32	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012].
10.33	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2012].
Contracts related to NGSN
10.34	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012.[Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012].
10.35	Business Agreement with NGSN and the Company dated August 26, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on October 25, 2011].
Contracts related to Aerostrong
10.36	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K on November 14, 2011].
10.37	Strategic Cooperation Agreement between Aerostrong and Beijing Yunji Communications Technical Service Co., Ltd., dated April 19, 2012. [Incorporated by reference on the Company’s Current Report on Form 8-K on April 20, 2012].
Contracts related to Acquisition of Zapna, APS
10.38	Stock Purchase Agreement, dated April 3, 2012, between the Company., Gulfstream Seychelles and Zapna, ApS [Incorporated by reference to the Company’s Current Report on Form 8-K on April 5, 2012]
Contracts related to Acquisition of Herlong Investments, Ltd. and its Subsidiaries, and Balkans Wireless Broadband Deployment
10.39	Business Cooperation Agreement between 7L Capital Partners Emerging Europe LP (7LCPEELP), Karlo Vlah, Durda Vlah, Josip Vlah, the Company, Novi-Net d.o.o and Montenegro Connect, d.o.o, dated December 6, 2011. [Incorporated by reference to the Company’s Current Report on Form 8-K December 9, 2011].
10.40	Equipment Contract and Purchase Order between Novi-Net and ZTE, dated May 10, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K December 14, 2012]
10.41	Equipment Contract and Purchase Order between Montenegro Connect and ZTE, dated May 10, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K December 14, 2012]
10.42	Software Contract and Purchase Order between Herlong Investments, Ltd. and ZTE, dated May 10, 2012. [Incorporated by reference to the Company’s Current Report on Form 8-K December 14, 2012]
Contracts Related to Sale of Stock and Assets of VelaTel Peru, S.A.
10.43	Share Purchase Agreement between Gulfstream Seychelles, Mario Navarro, and Rafael Samanez, as Sellers, First Global Projects Management, Inc., as Purchaser, and the Company, as Guarantor, for the Shares of VelaTel Peru S.A. and Go Movil Resources, S.A.C., dated August 16, 2013. [Incorporated by reference to the Company’s Current Report on Form 10-Q on August 19, 2013]
10.44	Loan Agreement between the Company and AQT, LLC, dated August 16, 2013. [Incorporated by reference to the Company’s Current Report on Form 10-Q on August 19, 2013]
10.44	Asset Purchase Agreement between VelaTel Peru, as Seller, and Inversiones Balesia, S.A.C., as Purchaser, for 30 Cellular Towers, dated August 16, 2013. [Incorporated by reference to the Company’s Current Report on Form 10-Q on August 19, 2013]
10.45	Mutual Warranty Agreement between VelaTel Peru and Inversiones Balesia, dated August 16, 2013. [Incorporated by reference to the Company’s Current Report on Form 10-Q on August 19, 2013]
Contracts related to Acquisition of China Motion Telecom (HK) Limited, the Upgrade of its Core Telephony Network, and Roaming Agreement with Option to Purchase 25% of Shares
10.46	Stock Purchase Agreement for China Motion (“China Motion SPA”) between China Motion Telecom International, China Motion Holdings, China Motion InfoServices (collectively “Seller”) and Gulfstream Seychelles, dated November 27, 2012. [Incorporated by reference to the Company’s Report on Form 8-K on November 27, 2012]

Exhibit No.	Description of each Exhibit

10.47	Corporate Guaranty by the Company of the obligations of Gulfstream Seychelles under China Motion SPA, dated November 27, 2012. [Incorporated by reference to the Company’s Report on Form 8-K on November 27, 2012]
10.48	First Amendment to China Motion SPA, dated February 4, 2013. [Incorporated by reference to the Company’s Report on Form 8-K on February 4, 2013]
10.49	Second Amendment to China Motion SPA, dated March 3, 2013. [Incorporated by reference to the Company’s Report on Form 8-K on March 8, 2013]
10.50	Promissory Note of Gulfstream Seychelles to Sellers under China Motion SPA, dated March 3, 2013. [Incorporated by reference to the Company’s Report on Form 8-K on March 8, 2013]
10.51	Stock Pledge Deed and Stock Escrow Agreement for China Motion Stock, dated March 3, 2013. [Incorporated by reference to the Company’s Report on Form 8-K on March 8, 2013]
10.52	Notice of Arbitration of the Company and Gulfstream Seychelles against China Motion Sellers, dated July 20, 2013. [Incorporated by reference to the Company’s Current Report on Form 10-Q on August 19, 2013]
10.53	Deed of Settlement between the Company, Gulfstream Seychelles, and China Motion Sellers, dated October 28, 2013. [Exhibit attached to this Current Report on Form 10-Q]
10.54	Loan Agreement between the Gulfstream Seychelles, as Borrower, the Company, as Guarantor, and Xin Hua, as Lender for payment of amounts due China Motion Sellers, dated October 28, 2013. [Exhibit attached to this Current Report on Form 10-Q]
10.55	Share Charge between Gulfstream Seychelles and Xin Hua for pledge of China Motion shares as collateral for Xin Hua Loan Agreement, dated October 28, 2013. [Exhibit attached to this Current Report on Form 10-Q]
10.56	Option Deed between Gulfstream Seychelles and Xin Hua for enforcement of security in the event of default under Xin Hua Loan Agreement, dated October 28, 2013. [Exhibit attached to this Current Report on Form 10-Q]
10.57	Turnkey Upgrade Equipment between the Company, China Motion Telecom (HK), Ltd., and New Host International Co., Ltd. (“New Host”), dated November 11, 2013. [Exhibit attached to this Current Report on Form 10-Q]
10.58	Sales Contract between China Motion, New Host, and ZTE, dated November 18, 2013. [Exhibit attached to this Current Report on Form 10-Q]
10.59	Sales Contract between China Motion, New Host, and Niceuc Communication Co., Ltd., dated November 18, 2013. [Exhibit attached to this Current Report on Form 10-Q]
Contracts related to Sale of Stock of Zapna
10.60	Stock Purchase Agreement between Gulfstream Seychelles and Aerial Investments, LLC, dated September 30, 2013. [Exhibit attached to this Current Report on Form 10-Q]
Certifications filed with this Report on Form 10-Q for the Period Ended September 30, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

__________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2013	VELATEL GLOBAL COMMUINICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer

