Form 10-Q/A
period 2013-09-30
VelaTel Global Communications, Inc.
filed 2013-11-26
CIK 1357531

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2013.

2

PART II - OTHER INFORMATION

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

Dated: November 26, 2013	VELATEL GLOBAL COMMUNICATIONS, INC.

	By:	/s/ George Alvarez
George Alvarez Chief Executive Officer

	By:	/s/ Carlos Trujillo
Carlos Trujillo Chief Financial Officer

4