Form 10-K
period 2013-12-31
VelaTel Global Communications, Inc.
filed 2014-05-14
CIK 1357531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2013 (the Registrant’s most recently completed second fiscal quarter) was approximately $2,463,400.

As of the date of this Report, 3,073,285,607 shares of the Company’s Series A common stock, par value of $0.001 per share (“Series A Common Stock,” Series A Shares” or “Shares”), are issued and outstanding, and 330,000,000 shares of the Company’s Series B common stock, with a par value $0.001 per share (“Series B Common Stock” or “Series B Shares”), are issued and outstanding (“collectively, “Common Stock”). All references to any specific number of shares described in this Report take into account the effect of a 100 to 1 reverse stock split that took effect on or about July 23, 2012.

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

During the first quarter of 2012, we commenced our planned operations when we deployed our wireless broadband telecommunications network in Peru. Prior to that, from our inception we were a “Development Stage Company” as defined by the ASC subtopic 915 Development Stage Entities. We accumulated a deficit during our development stage of $253,660,984. Based on our transition from a Development Stage Company to a Smaller Reporting Company, the activity that is described in this Report is for the two year period commencing January 1, 2012 and ended December 31, 2013. Where necessary for context of activity within the time period covered by this Report, some events and relationships that pre-date January 1, 2012 have been included, as well as activity that has occurred after the time period covered by this Report and the date this Report is filed.

Subsidiaries

The Company has (or during some or all of the period covered by this Report had) the following ownership in wholly or majority owned subsidiaries that had operations or banking activity reflected in the accompanying audited Consolidated Financial Statements:

Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”) (100% ownership)

Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”) (100% ownership)

Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”) (100% ownership)

Beijing Yunji Technology Co., Ltd., a Peoples Republic of China corporation (“Beijing Yunji”) (100% ownership)

NGSN Communications Network (HK), Ltd., a Hong Kong corporation (“NGSN HK”) (100% ownership)

VelaTel Peru, S.A., formerly known as “Perusat, S.A.,” a Peru corporation (“VelaTel Peru”) (95% ownership)

Herlong Investments, Ltd., a Cyprus corporation, (“Herlong”) (75% ownership)

Novi-Net, d.o.o., a Croatia corporation (“Novi-Net”) (75% ownership)

Novi-Net Mobile, d.o.o., a Montenegro corporation (“Novi-Net Mobile”) (75% ownership)

Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”) (75% ownership)

Zapna, ApS, a Denmark corporation (“Zapna”) (75% ownership)

China Motion Telecom (HK), Ltd., a Hong Kong corporation (“China Motion”) (100% ownership)

Investments and Other Projects

As of the date of this Report, the Company has one active project through its Hong Kong subsidiary, and four inactive projects through contractual arrangements with companies in the People’s Republic of China (“PRC”). This report also summarizes investments, dispositions, and project business models applicable to two subsidiaries that were disposed of during the period ended December 31, 2013, and two projects operated through subsidiaries that were disposed of after December 31, 2013 but before the date of this Report. These projects and contracts are summarized as follows:

Current Investments/Projects

•	Hong Kong MVNO Network, through China Motion

Impaired/Inactive Investments/Projects

•	VN Tech Fuel Cell Business, through subsidiary corporations not yet formed or activated

•	Agreements with NGSN, through minority interest in entities not yet formed or activated

•	Agreements with Aerostrong, through minority interest in entities not yet formed or activated

•	Sino Crossings Fiber Joint Venture, through subsidiary corporations and minority interest in entities not yet formed or activated

Disposed of Investments/Projects (as of December 31, 2013)

•	Peru Network, through VelaTel Peru

•	Zapna Wireless Broadband Solutions, through Zapna

Disposed of Investments/Projects (as of date of this Report)

•	Croatia and Montenegro Networks, through Herlong, Novi-Net, Novi-Net Mobile, and Montenegro Connect

The Company has included in this Report references to project events that may no longer be active, to the extent such project events are material to overall financial condition and/or ongoing operations of the Company. Projects are presented in the chronologic order which they were entered into.

Peru Network

On April 15, 2009, we acquired through Gulfstream Seychelles 95% of the stock of VelaTel Peru (then known as Perusat) in exchange for one million shares Series A Shares valued at $2.50 per Share and cash in the amount of $275,000. At the closing, we delivered the required Series A Shares consideration and received the VelaTel Peru stock. On April 7, 2010, we issued, and the selling shareholders of the VelaTel Peru stock accepted, 458,716 of our Shares, valued at $0.545 per Share, based on the closing price of our Series A Shares as of April 1, 2010, in exchange for the installments due through March 31, 2010 totaling $250,000. A final installment of $25,000 was due by June 30, 2010. The installment payment was released by VelaTel Peru in connection with a settlement agreement between the Company and Mario Navarro, VelaTel Peru’s former General Manager and one of the selling shareholders of VelaTel Peru’s stock.

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

The first phase of the Company’s deployment of a wireless broadband network in Peru included installation of base transceiver stations (“BTS”) on 30 cellular towers erected for that purpose, which provided geographic coverage in the cities of Trujillo, Ica, Piura, Chiclayo and Chimbote. In September 2011, the Company completed the deployment of its wireless broadband network in these cities, followed by commencement of commercial services during early 2012. At the time, the Company was selling prepaid and postpaid mobile telephone and data plans, and branded consumer devices using VelaTel Peru’s brand name “GO MOVIL.” On January 5, 2012, we changed the name of Perusat to VelaTel Peru.

On August 16, 2013, VelaTel Peru entered into an asset purchase agreement (“VelaTel Peru APA”) with Inversiones Balesia, S.A.C., a Peru corporation (“IB”) for sale to IB of 30 cellular towers, along with a mutual warranty agreement (“IB Mutual Warranties”) regarding the future permitting of the cellular towers. Under the VelaTel Peru APA, the purchase price for the towers is assumption by IB of all liabilities associated with the towers, which includes (i) $112,904 in past unpaid rent to site landlords, (ii) future rents totaling $7,975 per month aggregate for all 30 cellular towers, (iii) $7,918 in unpaid electricity charges advanced by site landlords, and (iv) $61,736 owed to the steel fabricator who contracted to erect the towers. Under the IB Mutual Warranties, VelaTel Peru agrees that IB may make application in the name of VelaTel Per for any such permit for which VTP's status as a holder of telecommunications licenses or concessions is required or advantageous, and to assign any permits so obtained in whole or in part in favor of other licensed telephone operators who may wish to lease space on the towers. In return, VelaTel Peru is allowed to maintain its existing equipment on each tower until 90 days after the later of the date a permit is issued for that tower or the date IB determines the applicable municipality will not grant a permit. Closing of the VelaTel Peru APA and IB Mutual Warranties occurred on September 4, 2013.

Also on August 16, 2013, the Company, through Gulfstream Seychelles, along with the owners of the other 5% of VelaTel Peru’s stock, entered into a stock purchase agreement (“VelaTel Peru SPA”) with First Global Projects Management, Ltd. (“FGPM”) for the sale of 100% of the capital stock of VelaTel Peru. Under the VelaTel Peru SPA, in exchange for payment to the Company at closing of $1,300,000, the Company (i) transferred to FGPM all of the Company’s 95% interest in the capital stock of VelaTel Peru; (ii) transferred all of the Company’s 99.9% interest in the capital stock of VelaTel Peru’s sister company Go Movil Resources, S.A.C. (“GMR”); and (iii) assigned to FGPM the balance of all intercompany debt that VelaTel Peru and GMR owed to the Company as of closing of the VelaTel Peru SPA. Under the VelaTel Peru SPA, FGPM also acquired the 5% equity interest of the minority shareholders of VelaTel Peru in exchange for $68,422. The Company and the other sellers are not making representations or warranties as extensive as would be typical in such a transaction, nor are they agreeing to indemnify FGPM regarding the past operations or financial condition of VelaTel Peru that have already been identified as contingencies during FGPM’s due diligence. The purchase price reflects a discount for the limitations of such representations, warranties and indemnities. The purchase price also reflects a reduction for the separate transfer of assets and liabilities associated with cellular towers designed, constructed and owned by VelaTel Peru transferred to IB and described immediately above. Closing of the VelaTel Peru SPA occurred on September 4, 2013.

The sale of Vela Tel Peru resulted in a gain on the disposition of a subsidiary in the amount of $5,658,080. The gain was determined as follows: net proceeds of $1,259,716 ($1,300,000 sales price less $40,284 in expenses) and the disposition of Vela Tel Peru net liabilities of $9,608,693 less the intercompany debt of $5,210,329.

VN Tech Fuel Cell Business

On April 1, 2011, Shenzhen VN Technologies Co., Ltd, a PRC corporation (“VN Tech”), and VN Tech’s sole shareholder, Luo Hongye (“Luo”), entered into a Subscription and Shareholder Agreement (“VN Tech Shareholder Agreement”) with Gulfstream Seychelles. Under the VN Tech Shareholder Agreement, the parties were to form a series of entities, including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WOFE”) under PRC law. The Company was required to subscribe to 51% and VN Tech to 49% of the equity interest of the entities comprising the joint venture. VN Tech was to assign to the WOFE its tangible and intangible assets associated with hydrogen fuel cell systems, for which the Company was to pay VN Tech 50,000 Series A Shares. The parties subsequently formed the Hong Kong company contemplated under the VN Tech Shareholder Agreement, VN Tech Investment, Ltd. (HK), a Hong Kong corporation. The parties then began the process of forming the Cayman Island corporation under the name VN Tech Investment, Ltd., a Cayman Island corporation (“VN Tech Cayman”).

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated VN Tech Subscription and Shareholder Agreement with VN Tech and Luo (“VN Tech Amended Shareholder Agreement”). Under the VN Tech Amended Shareholder Agreement, the parties deemed it no longer necessary to form a WOFE in connection with this transaction. Instead, VN Tech will now become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech Amended Shareholder Agreement, the Company’s equity interest in the entities comprising the joint venture has been increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech. In addition, under the VN Tech Amended Shareholder Agreement, the consideration the Company is paying Luo instead of VN Tech was increased from 50,000 shares to 100,000 Series A Shares. On April 22, 2012, the Company issued 100,000 Series A Shares to Luo valued at $224,000 pursuant to the VN Tech Amended Shareholder Agreement. As of December 31, 2012, the Company made the determination that the full amount of its investment in VN Tech was impaired.

During 2012, VN Tech completed an initial round of test trials commissioned by China’s largest mobile telephone operator, China Mobile Limited. China Mobile Limited submitted a comprehensive report of the test trial results to key ministries of the PRC’s central government. Meanwhile, China Telecom, China’s largest fixed line telephone operator, also commissioned VN Tech to construct trial test sites in Beijing on its behalf. China’s Communications Standards Association has designated Luo to head the technical committee that will develop national standards and specifications in China for the use of hydrogen fuel cells in the telecommunication industry. After adoption, it is expected these standards will also be submitted to the Telecommunications Standards Sector of the International Telecommunication Union.

VN Tech had no operations during 2013 and the Company is unaware of any progress in development of national standards and specifications for the use of hydrogen fuel cells in the telecommunications industry in the PRC. However, based on the scope of expansion of BTS and other cellular and wireless broadband sites where the use of back-up power is common and hydrogen fuel cell technology is economically and environmentally attractive, it remains possible that VN Tech will have operations in the future.

NGSN Agreements

On October 21, 2011, the Company entered into the NGSN Business Agreement with Next Generation Special Network Communications Technology Co. Ltd., a PRC corporation (“NGSN”). Under the NGSN Business Agreement, the Company is required to form a PRC operating company to be jointly owned with NGSN subject to the Company’s control. The operating company is required to enter into an exclusive services contract with NGSN to deliver the information services and deploy and operate a 4G wireless broadband network that will utilize TD-LTE technology. The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment. The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, the Company and NGSN entered into the NGSN Exclusive Services Agreement contemplated by the NGSN Business Agreement. The Company has completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”), and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”). Pending formation of a WOFE that will be an operating subsidiary of NSGN HK, the Company may begin providing services to NGSN through our subsidiary, Beijing Yunji.

There have been no operations during 2013 associated with the NGSN Agreements. Neither party has sought to terminate the NGSN Agreements. Accordingly, it remains possible that there will be operations in the future. Since the Company made no investment associated with the NGSN Agreements, the Company has not been required to make a determination whether to impair any investment.

Aerostrong Agreements

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

Aerostrong Strategic Agreement

On April 19, 2012, Beijing Yunji entered into a strategic business agreement with Aerostrong (“Aerostrong Strategic Agreement”), which is the exclusive services agreement contemplated under the Aerostrong Business Agreement. The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects agreed upon between the parties are completed and Beijing Yunji receives the last payment from Aerostrong. The parties will cooperate on application of jointly approved wireless broadband projects for which the rights and obligations of each party will be set forth in a separate project agreement. The agreed upon initial cooperation projects are: (i) the Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) the Shen Hua wireless broadband special network project for railway; and (iii) the overload wireless broadband surveillance projects in Shanxi Province. Aerostrong is responsible for the development and follow-up of governmental markets and industrial markets. The Company is responsible to provide each component usually associated with the design, deployment and operation of a wireless broadband telecommunications network in China.

There have been no operations during 2013 associated with the Aerostrong Agreements. Neither party has sought to terminate the Aerostrong Agreements. Accordingly, it remains possible that there will be operations in the future. Since the Company made no investment associated with the Agreements, the Company has not been required to make a determination whether to impair any investment.

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements, collectively the “Sino Crossings Agreements.” The first agreement is between three parties: (1) Shanghai Ying Yu Network Technology Ltd., a PRC limited liability company (“YYNT”); (2) Azur Capital SDN BHD, a Brunei company (“Azur”); and (3) the Company. The second agreement is between Azur and the Company. Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed, but unimproved by infrastructure equipment, fiber optic cable located in China with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the “Sino Crossings Network.” On December 2, 2010, the Company issued to Azur 90,000 Series A Shares valued at $1,440,000. On December 2, 2011, the Company and Azur amended their agreement to require Azur to undertake additional duties. On that same date, the Company issued to Azur 150,000 additional Series A Shares valued at $1,245,000.

On July 13, 2012, Azur served a Notice of Arbitration against the Company.  The claim was filed with the Hong Kong International Arbitration Centre and was brought pursuant to Article 3 of the United Nations Commission on International Trade Law Arbitration Rules for breach of the Sino Crossings Agreements.  The claim alleges that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination of the Sino Crossings Agreements and a declaration of rescission of those Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to YYNT pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed. On March 18, 2014, the arbitrator denied the Company’s request to join additional parties, and directed the parties to propose timetables for scheduling the arbitration.

Zapna Wireless Broadband Solutions

On April 3, 2012, through Gulfstream Seychelles, we entered into and closed a Stock Purchase Agreement with Omair Khan, the sole shareholder of Zapna, for Gulfstream Seychelles to acquire a 75% equity interest in Zapna. In exchange, the Company issued 66,667 Series A Shares valued at $200,000 to Alhamd Holding Company, a Danish Company Khan formed.

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

Commencing July 1, 2013, the Company determined that it had lost effective control over Zapna’s management, and made the decision to discontinue Zapna’s operations and attempt to sell its equity interest in Zapna.

On September 30, 2013, through Gulfstream Seychelles, the Company entered into a Stock Purchase Agreement with Aerial Investments, LLC (“Aerial”) for Aerial to acquire the Company’s 75% equity ownership of Zapna for $75. The transaction was subject to a right of first refusal and tag along rights in favor Ahmad Holdings and/or Omair Khan (collectively “Minority Owner”) pursuant to the 2012 stock purchase agreement by which the Company acquired its 75% interest in Zapna. As additional consideration, the Company agreed to assign to Aerial at closing without warranty, all rights the Company may have against Minority Owner related to Zapna. In the Aerial SPA, the Company warranted only its corporate qualifications, the capital structure of Zapna, and its ownership of the Zapna Shares. The Company expressly disclaimed any representations or warranties regarding the past or future financial, legal or other status of Zapna. Aerial agreed to waive its assignment if Minority Owner exercised either its right of first refusal or its tag along rights.

On October 9, 2013, the Company delivered a copy of the signed Aerial SPA to Minority Owner, together with notice of Minority Owner’s rights for a period of 30 days to exercise either its right of first refusal or its tag along rights. Minority Owner did not formally respond to the notice. On November 19, 2013, after expiration of Minority Owner’s rights, closing of the Aerial SPA occurred when Aerial paid the Company the purchase price of $75 and the Company caused the delivery of instruments of ownership of the 75 shares of Zapna Stock to Aerial and in Aerial’s name.

The sale of Zapna resulted in a gain on the disposition of a subsidiary in the amount of $489,553. The gain was determined as follows: net proceeds of $75 and the disposition of Zapna net liabilities of $489,478.

Croatia and Montenegro Networks

Business Cooperation Agreement for Acquisition of 75% of Herlong and its Subsidiaries

On December 6, 2011, the Company entered into a Business Cooperation Agreement (“BCA”) with 7L Capital Partners Emerging Europe, LP and other existing shareholders (collectively “7L”) of Herlong to acquire a 75% equity interest in Herlong and Herlong’s wholly owned operating subsidiaries, Novi-Net and Montenegro Connect. The Republic of Croatia granted Novi-Net a nationwide license to provide wireless broadband and related services. The license grants the use of 63 MHz of radio frequency spectrum in the 3.5 GHz bandwidth to serve Croatia’s 4.5 million citizens. Since 2006, Novi-Net has been providing wireless broadband services in five counties in northern Croatia under a regional license. Novi-Net owns a data center, a network core and 11 base transceiver stations to provide wireless broadband and related services to approximately 1,500 subscribers. Montenegro Connect holds a nationwide license in Montenegro, covering 40 MHz in the 3.5 GHz bandwidth. Montenegro Connect is a “greenfield” operation with two base transceiver stations installed for testing purposes and no commercial operations or subscriber base. In exchange for its 75% equity interest in Herlong, the Company agreed to contribute all capital and operating expenditures necessary to deploy and operate the Croatia Network and the Montenegro Network until each of Novi-Net and Montenegro Connect attain a positive cash flow.

On April 2, 2012, the Company closed its acquisition of 75% of Herlong by paying a €500,000 ($668,402), plus credit for a €528,086 ($649,546) deposit on an initial infrastructure equipment order placed with ZTE Corporation (“ZTE”). Herlong issued the Company 48,843 shares of its common stock, which represents 75% of Herlong’s total shares of common stock. The BCA calls for minimum installments towards the Company’s total investment of €500,000 each within 90, 180 and 270 days following the closing date, plus €271,904 within 360 days of the closing date (a total of approximately $2,440,000 based on the exchange rate as of December 31, 2013). The Company’s obligation to make these additional investment installments was secured by a pledge of it 48,843 shares of Herlong’s common stock pursuant to a stock pledge and an escrow agreement. In addition to acquiring 75% of the common shares of Herlong, the BCA provides that both the Company and 7L are entitled to issuance of one “Redeemable Preference Share” for each €1 either invests, which are to be redeemed pro rata before any distribution of profits as dividends. At closing, the Company received 1,028,086 Redeemable Preference Shares and 7L received 3,200,000 Redeemable Preference Shares for its past investment in Herlong. Through July 2012, the Company made additional investments toward its Herlong acquisition in the form of: (i) $850,454 as additional down payment to for infrastructure equipment; and (ii) $105,128 paid to Joinmax Engineering & Consulting Services (HK), Ltd. (“Joinmax”) for shipping logistics services.

On July 3, 2012, Herlong delivered a notice of default to the Company contending the Company had failed to timely pay the €500,000 investment installment called for under the BCA to be made within 90 days of closing. The Company contended that the additional payments made to ZTE and Joinmax on Herlong’s behalf satisfied this requirement. The Company prepared and delivered but did not file a notice of arbitration pursuant to the BCA. On October 8, 2012, the Company and Herlong entered into a compromise agreement whereby the €500,000 installment due within 90 days of closing, as well as the €271,904 installment due within 360 days of closing would be deemed paid, provided the Company paid in cash directly to Herlong by October 19, 2012 the €500,000 installment due within 180 days of closing. The deadline for this payment was later extended to November 26, 2012. The compromise agreement provides that if the €500,000 is not timely made, both parties reserve all rights under their respective notices of default and arbitration.

During 2013, Novi-Net formed Novi-Net Mobile as its wholly-owned subsidiary, the operations of which are included in the accompanying consolidated financial statements of the Company.

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

Software Contract and Purchase Order for Herlong. Total contract price of $4,901,309.00 for all software associated with the equipment described above, including access gateways, lawful interception gateways, elements management, network management systems, operations maintenance, universal subscriber databases, switching and router software, and mobile broadband wireless BTS software systems.

Each of Montenegro Connect, Novi-Net and Herlong are contracting parties to one contract and its associated purchase order for purposes of delivery of goods and allocation of value on the balance sheets of the Company’s subsidiaries. Herlong will license the software it has contracted to purchase to Montenegro Connect and Novi-Net. The Company is a contracting party to all contracts and purchase orders for purposes of guaranteed payment of the purchase price. Prior to the date of the contracts, the Company had previously paid $1 million as a deposit to ZTE that was applied against the aggregate down payment for all contracts. The Company subsequently paid an additional $500,000 down payment. Each installment of down payment has been allocated pro rata in relation to the total contract price for each contract. The contract terms common to all three contracts and all three purchase orders are as follows: (i) all equipment and software includes a one-year warranty; (ii) the delivery terms are “FCA Hong Kong,” under which terms the Company is responsible for payment of shipping and other costs of transport to final destination, customs, duty and value added tax; and (iii) the purchase price, net of down payment described above, is seller financed by ZTE for 2.5 years, with a one-year grace period commencing on the bill of lading date for each purchase order. The principal amount financed is payable in three equal semi-annual installments, with the first installment due 180 days after expiration of a grace period. Interest accrues on the unpaid balance at an interest rate equal to the 6-month LIBOR rate plus a margin of 2.5%. Each installment includes principal repayment plus the interest accrued. ZTE has a mortgage on 100% of the goods covered under each contract, and each contract provides for protection of intellectual property and other confidential information, and events, circumstances or limitations describing the rights of either party to delay performance, assign rights, terminate, or enforce remedies through arbitration under each contract, all upon terms the Company believes to be standard in commercial contracts of a similar nature.

Decision to Discontinue Investment in Croatia and Montenegro Network Projects

Under applicable customs import laws in both Croatia and Montenegro, Novi-Net and Montenegro Connect were required to pay value added tax upon delivery of the ZTE equipment to each country totaling approximately €350,000 ($482,000). Additionally, the cost to install the equipment and other expansion of operations was budgeted to cost in excess of €1,000,000 ($1,377,000). As time progressed, the equipment, which employed Wi-MAX technology, became less technologically competitive as major providers of mobile telecommunications services upgraded to LTE technology. The cost to upgrade the equipment from Wi-MAX to LTE was also projected to cost in excess of €1,000,000 ($1,377,000). During the same time, VelaTel encountered difficulties obtaining financing to deploy the Croatia and Montenegro networks. After payment of the ZTE down payment and shipping described above, the Company paid directly to Herlong in various installments and on various dates €117,651 ($207,238) through November 7, 2013. The Company also invoiced Herlong $164,344 for technical services provided during 2012 to design the Croatia and Montenegro Networks. The Company recently determined it would not invest further in the Croatia and Montenegro network projects. As of December 31, 2013, the Company determined to impair its entire investment in Herlong. On January 16, 2014, 7L declared a forfeiture of all 75% of the Company’s equity interest in Herlong’s common stock covered by the stock pledge. The Company maintains its interest in 1,028,086 Redeemable Preference Shares issued at closing of the BCA, and has exchanged notices with 7L that are a prerequisite to commencement of arbitration under the BCA for issuance of additional Redeemable Preference Shares for other amounts the Company invested in Herlong, as well as adjustment of equities based on breach of representations and warranties made by 7L in connection with the BCA.

Hong Kong MVNO Network

Funds described in the some of the following agreements were payable in Hong Kong dollars (HK$). Currency conversions to US dollars (US$) are expressed in parentheses at a conversion rate of HK$7.75=US$1.00, with the US$ equivalent rounded to the nearest US$100.

Original Stock Purchase Agreement as Amended through Closing

On November 27, 2012, the Company, through Gulfstream Seychelles, entered into a Stock Purchase Agreement (“China Motion SPA”) with China Motion Holdings Limited and its parent and sister companies (collectively “Holdings”) to acquire 100% of the capital stock of China Motion. The China Motion SPA was amended on two occasions prior to closing. The Company closed its acquisition of China Motion on March 1, 2013. The purchase price for 100% of the capital stock of China Motion (“China Motion Stock”) was HK$49,500,000 (US$6,387,100). The Company paid HK$12,009,363 (US$1,549,600) in cash at or prior to closing and the balance in the form of a promissory note (“Note”) issued at closing. The Note was in the total amount of HK$38,990,637 (US$5,031,000), of which the principal balance of HK$37,490,637 (US$4,837,500) was applicable to the purchase price and the remaining HK$1,500,000 (US$193,500) represented interest accruing on the Note through its maturity and is not part of the purchase price. The Note called for a payment of HK$4,650,000 (US$600,000) principal only on or before May 31, 2013 (which the Company paid on or about June 27, 2013) and the remaining HK$34,340,637 (US$4,431,100) balance of principal and accrued interest due on or before August 31, 2013 (which the Company paid on or about October 28, 2013). The Company also paid to Holdings at closing HK$387,500 (US$50,000) towards reimbursement of costs and disbursements incurred by Holdings in connection with amendments to the China Motion SPA, which payment was in addition to and not part of the purchase price or the Note. The Company agreed to pledge to Holdings 100% of the capital stock of China Motion as collateral for repayment of the Note and performance of the Company’s obligations under the China Motion SPA. For so long as the Note remained unpaid, Holdings was entitled to appoint one of three or more members of China Motion’s board of directors, and certain fundamental decisions required the unanimous consent of all directors and the written consent of Holdings. For a period of one year following closing, Holdings agreed to assist the Company with managing relationships between China Motion and key suppliers and customers by assigning an executive representative of Holdings who has significant past experience managing those relationships on behalf of China Motion.

The Company’s Analysis Regarding Impairment of Investment and Ability to Consolidate

Although the Company became the owner of 100% of the China Motion Stock as of March 1, 2013, the Company determined as of June 2013 that it could not control the operations of China Motion, because the management of China Motion continued to follow instructions of Holdings that blocked significant decisions made by the Company in the ordinary course of business. Most significantly, the Company was unable to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of Holdings. During the quarter ended June 30, 2013, the Company determined that its investment in China Motion must be completely impaired, and wrote off the entire purchase price. On July 20, 2013, the Company commenced arbitration against Holdings pursuant to the terms of the China Motion SPA. The Company’s impairment analysis remained unchanged as of the quarter ended September 30, 2013. As a result of transactions with Holdings and Xin Hua described below, the Company changed its impairment and consolidation analysis. As of the period ended December 31, 2013, the Company has accounted for its investment in China Motion on its consolidated balance sheet, and has included the results of China Motion’s operations as a wholly owned subsidiary in its consolidated financial statements for the partial period commencing October 28, 2013, the date the Company has determined it obtained operational control of China Motion.

Refinance of Acquisition Purchase Price Through Loan Agreement with Xin Hua

Deed of Settlement with Holdings

On October 28, 2013, the Company and Holdings entered into a Deed of Settlement whereby the Company agreed to pay at closing (a) the unpaid balance of the Note in the amount of HK$34,340,637 (US$4,431,100), and (b) HK$850,000 (US$109,700) towards Holdings’ attorney fees incurred in connection with the arbitration proceeding and negotiation and preparation of the Deed of Settlement. Holdings agreed to withdraw all default notices and to release all its collateral in the capital stock of China Motion. The Company agreed to dismiss the arbitration proceeding it had filed, and to waive and release any claims against Holdings arising under the representations and warranties contained in the China Motion SPA or otherwise related to the transaction documents. Holdings authorized its representative on China Motion’s board of directors to join in execution of board resolutions to change banking mandates to restore the Company’s operational control over China Motion.

Loan Agreement with Xin Hua

Also on October 28, 2013, the Company (together with Gulfstream Seychelles) entered into a Loan Agreement with Xin Hua, under which Xin Hua paid directly to Holdings the loan amount of HK$26,540,637 (US$3,424,600), which the Company agreed to repay to Xin Hua, without interest, in two installments, the first of HK$7,800,000 (US$1,006,500) on or before December 15, 2013, and the second of HK$18,740,637 (US$2,814,100) on or before February 28, 2014. Also on October 28, 2013, the Company, with Xin Hua’s consent, also borrowed HK$1,936,216 (US$249,800) from China Motion for the sole purposes of: (a) settling agreed legal costs of HK$850,000 (US$109,700) towards Holdings’ attorney fees described above, plus HK400,000 (US$51,600) towards Xin Hua’s attorney fees, and (b) settling other miscellaneous amounts due Holdings pursuant to the China Motion SPA in the amount of HK$686,216 (US$88,600). The amount borrowed from China Motion was also due, without interest, on or before December 15, 2013. Repayment of the loan amount and the Company’s other obligations under the Loan Agreement was secured by a Share Charge against the Company’s ownership in the China Motion Stock, and an Option Deed to effect enforcement of the Share Charge. Xin Hua also had the right to appoint one member of China Motion’s board of directors, and certain fundamental decisions required unanimous consent of all board members and the written consent of Xin Hua. The Company timely repaid all amounts called for under the Loan Agreement, and on February 28, 2014, Xin Hua delivered a Deed of Release acknowledging payment in full and returning to the Company all instruments associated with the Share Charge and the Option Deed.

Refinance of Xin Hua Loan Agreement Through Loan Agreements with AQC and Tai Chun-ya

History of Agreements with AQC

On August 16, 2013, the Company entered into a loan agreement with AQC, LLC (“AQC”) for repayment of $600,000 that AQC advanced to the Company on June 27, 2013 and paid directly to Holdings as the principal only installment called for under the Note to Holdings described above. Under the AQC Loan Agreement, the Company agreed: (i) to repay $600,000, together with interest accruing at 5% per annum, on or before January 27, 2013 “(Maturity Date”); and (ii) to cause the Company’s subsidiary VelaTel Peru to transfer to Inversiones Balesia, S.A. (“IB”), an affiliate of AQC, 30 cellular towers designed, constructed and owed by VelaTel Peru. The Company was entitled to repay $600,000 plus accrued interest in any combination of: (iii) cash; and/or (iv) transfer to AQC of China Motion Stock. One hundred percent of the China Motion Stock was valued for purposes of repayment at $6,437,100.

On December 13, 2013, the Company and AQC entered into an Amended AQC Loan Agreement, under which AQC loaned the Company the additional sum of $1,262,000 which the Company paid towards the Xin Hua Loan Agreement. The principal balance due under the Amended AQC Loan Agreement was combined with the amount due under the original AQC Loan Agreement, which was increased to $1,898,000 (representing an extension fee plus accrued interest). Under the Amended AQC Loan Agreement, the Maturity Date was extended to April 2, 2014, and interest accrual on the principal balance was increased to 10% per annum. At AQC’s election in its sole discretion, the Company was granted up to four extensions of the Maturity Date for consecutive increments of three months each upon a cash payment of 3% of the principal balance per extension. After the Maturity Date or any other default, interest was to accrue at the rate of 20% per annum. Upon payment of the total amount due under the Xin Hua Loan Agreement, the Company agreed to grant AQC both (a) a security interest in 100% of the China Motion Stock, on terms substantially identical to the Share Charge and Option Deed with Xin Hua, and (b) an option to receive repayment of any amounts due under the Amended AQC Loan Agreement in the form of China Motion Stock, 100% of which was valued for purposes of repayment at $6,437,100, subject to a limitation of no more than 49% of the China Motion Stock, taking into account the prior option granted under a Cooperation Agreement between China Motion and StarHub Mobile Pte, Ltd. to acquire up to 25% of the China Motion Stock (described below).

On March 4, 2014, the Company and AQC entered into a Second Amended Loan Agreement, acknowledging that in consideration of an additional $918,000 AQC had advanced directly to Xin Hua on or before February 25, 2014 towards repayment of the Xin Hua Loan Agreement, all rights and obligations of the parties under the original and Amended AQC Loan Agreements were deemed satisfied and replaced by the terms of the following new instruments directly between AQC and China Motion: (1) an AQC Promissory Note, (2) an AQC Security Agreement, and (3) an AQC Warrant for purchase of China Motion Stock, each of which was also executed on March 4, 2014. The Second Amended AQC Loan Agreement also recites that AQC had erroneously been referred to in the original and Amended AQC Loan Agreements as “AQT, LLC.”

The AQC Promissory Note is in the amount of $2,863,000, representing the sum of all amounts previously advanced by AQC, plus interest accrued through the date of the AQC Promissory Note on such amounts. The principal balance of the AQC Promissory Note bears interest at 10% per annum, which increases to 20% in the event of any default. The total term of the AQC Promissory Note is three years, with a final maturity date of March 3, 2017, subject to payment in cash of extension fees in three month intervals, each equal to 3% of the principal balance then due. The AQC Promissory Note may be prepaid in whole or in part without penalty. In addition to standard provisions describing events of default, the filing of any voluntary or involuntary bankruptcy petition, appointment of receiver, or other extraordinary action to dissolve or liquidate the assets of the Company or Gulfstream Seychelles, or writ for attachment of any of the China Motion Stock, which proceeding is not dismissed within thirty days of filing, constitutes a default under the AQC Promissory Note, as does any change of management control of the Company. For so long as there is any amount owing under the AQC Promissory Note, AQC has the right to appoint one director of China Motion, and certain fundamental corporate events are subject to unanimous approval of all directors.

The AQC Security Agreement grants AQC a security interest in all of China Motion’s current and future assets, as security for repayment of the AQC Promissory Note. In the event of default, AQC may take control of and sell any or all of the assets and apply the proceeds of such sale against the amount then owed under the AQC Promissory Note.

The AQC Warrant grants AQC the right to purchase 49% (on a fully diluted basis) of the China Motion Stock (Series A Warrant). The AQC Warrant may be exercised in whole or in part from time to time until expiration on March 1, 2024 at an exercise price of $0.0001 per Share, subject to price adjustment in the event of future equity or other corporate events that would cause the number of Shares outstanding to change. AQC has the right to vote the number of shares equal to 49% of the total outstanding shares that are represented by the AQC Warrant, as though the AQC Warrant had been fully exercised. AQC has the option but not the obligation to partially exercise the AQC Warrant for the number of shares required to fulfill the prior option of StarHub Mobile Pte., Ltd to acquire up to 25% of the Shares. The Warrant is subject to increase (Series B Warrant) upon any of the following events (each percentage described also on a fully diluted basis): (i) 1% for each extension fee described in the Promissory Note that is not timely paid, (ii) 10% in the event of a change of management control of the Company, and/or (iii) 10% in the event of filing of a voluntary or involuntary bankruptcy petition, appointment of receiver, or other extraordinary action to dissolve or liquidate the assets of the Company or Gulfstream Seychelles, or for a writ for attachment of any of the China Motion Stock, which proceeding is not dismissed within thirty days of filing. AQC has the right to vote the shares represented by the Series B Warrant only upon exercise of that portion of the AQC Warrant. Exercise of the entire portion of the AQC Warrant not previously exercised shall be deemed to have occurred automatically one day prior to the occurrence of any event described in sub-part (ii) or (iii) above, without notice and with sixty (60) days grace period for AQC to pay the exercise price.

Loan Agreement with Tai Chun-ya

On January 20, 2014, the Company (through Gulfstream Seychelles) entered into a Loan Agreement with Tai Chun-ya. On February 21, 2014, Tai Chun-ya paid to Xin Hua directly $1,500,000. The Tai Chun-ya Loan Agreement calls for repayment of $1,500,000, plus interest at 10% per annum on or before July 26, 2014. Tai Chun-ya has the option to accept repayment (including interest) in the form of 15% of the China Motion Stock.

Expansion of China Motion’s Business, Including Cooperation Agreement with StarHub

China Motion was founded in 2001 and holds a license from the Hong Kong government as a mobile virtual network operator (“MVNO”). An MVNO typically contracts with one or more mobile network operators (“MNO”) to sell mobile voice and data services using the transmission capabilities of the MNO partner through either a distributor, re-seller or direct branding relationship. Historically, China Motion’s MNO partners included a leading MNO in Hong Kong as well as in the PRC. China Motion’s business model focusses on the frequent traveler, offering customers the ability to carry a single phone with multiple assigned phone numbers, thereby reducing the customer’s roaming and long distance costs through the ability to make and receive calls through whichever phone number is local based on the customer’s location.

Since acquiring China Motion, the Company has promoted several initiatives for expansion of China Motion’s business, including new MNO partner relationships in Taiwan and Macau, improvement of China Motion’s website portal for customers to sign up for or change service levels, and other value added services for existing customers.

On December 2, 2013, China Motion entered into a Cooperation Agreement with StarHub Mobile Pte, Ltd., a Singapore corporation and a leading mobile network operator in Asian telecommunication markets (“StarHub”). The material terms of the Cooperation Agreement provides that the parties will work together in three areas of cooperation in three phases. During Phase 1, China Motion’s customers will be permitted to roam on StarHub’s network in Singapore at agreed prices. During Phase 2, following completion of the upgrade of China Motion’s telephony core network, each Party will supply the other Party with an agreed allotment of phone numbers and international mobile subscriber identifiers (“IMSIs”) for provisioning onto SIM cards which the assigned Party may market or sell to its post-paid subscribers to complete interconnections through its own network operations center or switch, which will provide subscribers access to the home network of the assigning Party and/or other networks to which such Party has been assigned rights by other mobile network operators. During Phase 3, StarHub or its affiliates will have an option to purchase up to a 25% equity stake in China Motion at its then market value (“StarHub Option”). The initial term of the Cooperation Agreement is 36 months, with automatic renewal in increments of 12 months unless either Party delivers notice of non-renewal.

The StarHub Option is exercisable for three years, based on the proportionate total enterprise value of China Motion as of the date of exercise, payable within 90 days after notice of exercise. For purposes of the StarHub Option, “enterprise value” is defined as the amount of money payable in Hong Kong dollars that a willing and well qualified buyer would pay to acquire 100% of the capital stock of China Motion taking into account the net asset value on its balance sheet, the relative age, quality of and debt service on its capital infrastructure, its employees and distribution base and its contracts with mobile network operators and other partners, its historical and projected revenues and EBITDA, the number and growth rates of its subscribers (by category) and the average revenue per user and churn rates associated with such subscribers, comparable sales of similar companies and the revenue and EBITDA multipliers applicable to such sales and to the telecommunications industry generally, the impact of potential exit into public listing onto the Hong Kong Stock Exchange, and such other factors as may be reasonably considered. If the Parties are unable to agree on the total enterprise value, such value shall be determined by appraisal. Each Party shall designate a valuation expert with expertise in valuing telecommunications companies. The two experts shall first agree together on the appointment of a third expert. Each Party’s expert shall then independently prepare a report of the total enterprise value of China Motion. Such valuation shall be without discount for minority interest compared to control premium. If the total enterprise value as determined by each Party’s designated expert is within 10% of each other, the Parties shall accept the average of the two. If the enterprise values differ by greater than 10%, the third expert shall review the reports of the two experts and determine which report best reflects the total enterprise value, and that value shall be used for payment of the option exercise price.

Contracts for Upgrade of China Motion’s Network

Since acquiring China Motion, the Company has negotiated the following contracts for upgrade of China Motion’s core telephony network and other hardware and software used in China Motion’s operations.

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

ERP Purchase and Implementation Agreement with Tectura

On November 18, 2013, New Host and Tectura Hong Kong Limited (“Tectura”) entered into an agreement for purchase and implementation of an enterprise resource planning solution utilizing Microsoft Dynamics NAV accounting software (“Tectura Agreement”). The contract amount is HK$375,690 ( approximately US$48,500), which is based on Tectura’s estimate of the quantity of end user licenses to meet China Motion’s requirements, plus estimated implementation and training services to be provided by Tectura on a time and materials basis. The contract amount is payable upon certain milestones contained in the Tectura Agreement.

Equity and Debt Funding Agreements

2008-09 Convertible Notes

During 2008 and 2009, we raised approximately $28.5 million related to issuance of convertible notes which contained conversion features into Series A Shares at various prices or discounts to market price as of the date of conversion (“2008-09 Convertible Notes”). These notes bear interest at 10% per annum and most were converted into Series A Shares prior to January 1, 2012. As of December 31, 2013, the outstanding balance of principal and interest on unpaid Convertible Notes was approximately $0.3 million.

Agreements with Isaac Organization, Inc.

Stock Purchase Agreement

Between February 8, 2010 and June 30, 2011, Isaac Organization, Inc. (“Isaac”) advanced to the Company a total of $26,665,310 and the Company issued to Isaac or its assigns a total of 1,137,964 Series A Shares and 1,138,001 warrants granting the right to acquire Series A Shares (“Warrants”) at various exercise prices between $18 and $31 per share, all pursuant to a Stock Purchase Agreement between the Company and Isaac (“Isaac Stock Purchase Agreement”) originally entered into on February 9, 2010, amended several times, and eventually terminated on February 23, 2012 in favor of the promissory note arrangements described below.

First Line of Credit Promissory Note

On July 1, 2011, the Company entered into a Line of Credit Loan Agreement and Promissory Note with Isaac (“Isaac First Note”). In the Isaac First Note, the Company and Isaac agreed that the Company may borrow up to $5.0 million in such installments and subject to the Company making funding requests For each funding request, Isaac is entitled to retain 5% of the amount requested as a set-up fee and compensation for Isaac’s due diligence in connection with the Isaac First Note. Each holdback is added to the principal balance and accrues interest along with the amount disbursed and outstanding from time to time. Amounts borrowed pursuant to the Isaac First Note bear interest at the rate of 10% per annum. The principal balance borrowed pursuant to the Isaac First Note was due and payable on December 31, 2011.

Extension of First Note and Second Line of Credit Promissory Note

On February 23, 2012, the Company entered into the following two agreements with Isaac: (i) Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, (“Extension Agreement”); and (ii) Second Line of Credit Loan Agreement and Promissory Note (“Isaac Second Note”).

Although the credit limit under the Isaac First Note was $5,000,000 and the due date was December 31, 2011, Isaac advanced funds to the Company in excess of the credit limit, including advances made after the due date. In entering into the Extension Agreement, the parties agreed to extend the due date for the Isaac First Note to June 30, 2012 and to increase the credit limit under the Isaac First Note to reflect the total amount borrowed, namely the $6,385,000 disbursed and 5% holdback fees totaling $336,053, for a total principal balance of $6,721,053. Interest in the amount of $332,794 had accrued on the principal balance, for a total amount due as of February 23, 2012 of $7,053,847. In the Extension Agreement, the principal balance of the Isaac First Note was increased to $7,425,102, representing the pre-extension total amount due and an additional 5% holdback fee of $371,255. Interest accrues on the increased principal balance at the rate of 10% per annum. The Extension Agreement confirms the parties’ agreement to terminate the Isaac Stock Purchase Agreement.

In the Isaac Second Note, the Company promised to pay to the order of Isaac the principal sum of $7,368,421, or so much thereof as may be disbursed to, or for, the benefit of the Company by Isaac, in Isaac’s discretion and subject to Isaac’s approval of budgets identifying the Company’s proposed use of each funding request. For each funding request, Isaac will retain a 5% holdback as a set-up fee and compensation for Isaac’s due diligence in connection with the Isaac Second Note. Each holdback will be added to the principal balance and will accrue interest along with the amount disbursed and outstanding from time to time. The total potential amount to be disbursed, net of the 5% holdback fees, is $7,000,000. The amounts borrowed pursuant to the Isaac Second Note bear interest at the rate of 10% per annum. The principal balance and all accrued interest under the Isaac Second Note came due on December 31, 2012. Through December 31, 2013, Isaac has advanced a total of $199,000 pursuant to the Isaac Second Note and 5% holdback fees totaling $10,474 for a total principal balance of $209,474.

Isaac Restated First Loan Agreement and Isaac Notes No. 1 through No. 15

On April 25, 2012, the Company and Isaac entered into an Amended and Restated Loan Agreement (“Isaac Restated First Loan Agreement”), which substituted the Isaac First Note for fourteen promissory notes in the principal amount of $500,000.00 each, plus one in the amount of $425,102 (each a numbered “Isaac Note” and collectively “Isaac Notes”). The maturity date of Isaac Note No. 1 is April 30, 2012, and the maturity date of each succeeding amended Isaac Note No.2 thru Isaac Note No.15 is the 15th day and the last calendar day of each month in succession after April 30, 2012. Interest accrues on each amended Isaac Note at 10% per annum from February 23, 2012. The Company may prepay any of the Isaac Notes in whole or in part prior to its maturity date without penalty. The Isaac Restated First Loan Agreement had no effect on the Isaac Second Note.

Promissory Notes with Kevin J. Morrell Revocable Trust

On February 24, 2012, the Company entered into a Promissory Note with the Kevin J. Morrell Revocable Trust (“Morrell”) in the principal amount of $684,210 (“First Morrell Note”). The disbursement amount of the First Morrell Note is $650,000. Morrell will retain from the First Morrell Note a 5% holdback as a set-up fee and compensation for Morrell’s due diligence in connection with the First Morrell Note. The difference between the disbursement amount and the principal amount represents the 5% holdback fee. The maturity date of the First Morrell Note is February 24, 2013. The Company may prepay the First Morrell Note in whole or in part prior to its maturity date without penalty. The First Morrell Note bears interest on the unpaid principal balance at 10% per annum.

On March 1, 2013, the Company entered into a second Promissory Note with Morrell in the principal amount of $250,000 (“Second Morrell Note”), which amount Morrell disbursed on or about February 23, 2013. The maturity date of the Second Morrell Note is March 1, 2014. The Company promised to repay the principal balance, together with the greater of (i) interest at the rate of 100% per annum (“Interest”), or (ii) a return on investment (“ROI”) equal to what will be realized by Ironridge Technology for 50 of the 150 shares of the Company’s Series B preferred stock issued to Ironridge on February 26, 2013 in connection with a Waiver Agreement modifying the terms of an earlier Stock Purchase Agreement between the Company and Ironridge, both of which are described below. If the ROI cannot be determined because it has not yet been realized by Ironridge, or is otherwise incapable of measurement, then accrual of Interest shall instead apply. The Company may prepay the Second Morrell Note subject to a penalty equal to the full Interest or ROI that would be due at maturity of the Second Morrell Note. The Company used the proceeds of the Second Morrell Note towards the proceeds required to close its acquisition of China Motion.

On December 23, 2013, January 28, 2014, and April 14, 2014 respectively, the Company entered into a third, a fourth, and a fifth Promissory Note with Morrell, in the principal amounts of $50,000, $50,000, and $100,000 respectively, each with a maturity date on the anniversary of its date, and each accruing interest on the principal balance at 100% per annum. The Company may prepay any of the Third, Fourth, or Fifth Morrell Notes prior to its maturity without penalty.

Line of Credit Promissory Note with Weal Group, Inc.

On March 5, 2012, the Company entered into a Line of Credit Promissory Note with Weal Group, Inc. (“Weal”) in the principal amount of up to $1,052,632 (“Weal Note”). The disbursement amount of the Weal Note is for up to $1,000,000. Weal will retain a 5% holdback as a set-up fee and compensation for Weal’s due diligence in connection with the Weal Note. The difference between the disbursement amount and the principal amount represents the 5% holdback fee. The maturity date of the Weal Note is March 5, 2013. The Company has the right to prepay the Weal Note in whole or in part prior to its maturity date and without penalty. The Weal Note bears interest on its principal amount at 10% per annum.

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

Agreements with Ironridge Global and Ironridge Technology

Financing Through Assignment of Accounts Payable

On July 5, 2012, the Company issued 1,170,000 Shares to Ironridge Global IV, Ltd. (“Ironridge Global”) The initial issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims between the Company and Ironridge Global (“Ironridge Global Order”) in settlement of $1,367,693 of accounts payable of the Company which Ironridge Global had purchased from certain creditors of the Company, in an amount equal to the assigned accounts, plus brokerage and legal fees and costs totaling $95,300. The assigned accounts relate to:

(i)	The remaining down payment of $500,000 for infrastructure equipment and software purchased from ZTE for expansion of the Novi-Net wireless broadband network and deployment of the Montenegro Connect wireless broadband network;

(ii)	The cost of shipping, insurance and other transport logistics services to deliver the ZTE equipment and software described above from its place of manufacture in China to its ultimate destinations in the amount of $105,128 payable to Joinmax pursuant to a shipping logistics contract;

(iii)	The proof of funds deposit in the amount of $500,000 payable to NGSN HK required as registered capital for formation of a PRC operating company pursuant to the exclusive services contract between the Company and NGSN; and

(iv)	The amounts previously financed for consumer terminals delivered to VelaTel Peru as inventory for resale to customers in the amount of $262,565 to Success Action Limited.

The Ironridge Global Order was entered on July 3, 2012 by the Superior Court of the State of California for the County of Los Angeles. In addition to the initial issuance, the Ironridge Global Order also provides for an adjustment in the total number of Series A Shares which may be issuable to Ironridge Global, based on a calculation period for the transaction defined as that number of consecutive trading days following the date on which the initial Shares have been issued, received in Ironridge Global’s account in electronic form and fully cleared for trading required for the aggregate trading volume of the Shares, as reported by Bloomberg LP, to exceed $6.5 million. Pursuant to the Ironridge Global Order, Ironridge Global will receive an aggregate of: 1,000,000 Shares, plus that number of Shares with an aggregate value equal to the sum of the claim amount plus a 6% agent fee and plus Ironridge Global’s reasonable attorney fees and expenses, less $10,000 previously paid divided by 80% of the following: the volume weighted average price of the Shares during the calculation period, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five of each consecutive twenty trading days during the calculation period (any increment with fewer than twenty trading days will have the days added to the final increment).

The Ironridge Global Order further provides that if, at any time during the calculation period, the total Shares previously issued to Ironridge Global are less than any reasonably possible final amount, or a daily volume weighted average price is below 80% of the closing price on the day before the issuance date, Ironridge Global will have the right to request, and the Company will, upon Ironridge Global’s request, reserve and issue additional Shares, subject to a 9.99% beneficial ownership limitation specified in the Ironridge Global Order.

At the end of the calculation period, if the sum of the initial issuance of Shares and any additional issuance of Shares is less than the final amount, the Company will issue additional Shares to Ironridge Global, up to the final amount; and if the sum of the initial issuance of Shares and any additional issuance of Shares is greater than the final amount, Ironridge Global will promptly return any remaining Shares to the Company and its transfer agent for cancellation.

In connection with the transaction, Ironridge Global represented that it does not hold any short position in and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the Company’s Shares.

Each issuance to Ironridge Global is intended to be exempt from the registration requirements of the 1933 Securities Act, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

On December 17, 2012, the Company and Ironridge Global stipulated to amend the Ironridge Global Order to strike the words “of each consecutive twenty” in describing the pricing formula, retroactive to the date the Ironridge Global Order was entered.

Preferred Stock Purchase Agreement

On December 14, 2012, the Company entered into a Stock Purchase Agreement (“Ironridge Technology SPA”) with Ironridge Technology Co., a division of Ironridge Global (collectively “Ironridge Technology”), for the sale of 1,200 shares of convertible redeemable Series B Preferred Stock (“Series B Preferred Shares”) at a price of $10,000 per share, for a total purchase price of $12,000,000. The first Closing of 60 Series B Preferred Shares occurred on December 17, 2012 by direct wire transfer of $600,000 to the designated escrow holder under the China Motion SPA, as the down payment deposit for this acquisition. Each successive closing is to occur on the first day of each calendar month, or sooner at the Company’s sole option, subject to fulfillment of designated equity conditions, as defined in the Certificate of Designations. Ironridge Technology was entitled to and received a one-time non-refundable commitment fee of 60 shares of Series B Preferred Stock in consideration for providing the $12 million irrevocable funding commitment.

In connection with the Ironridge Technology SPA, on December 14, 2012, the Company filed a Certificate of Designations with the Nevada Secretary of State in order to fix the dividend, conversion, redemption, voting rights and other attributes of the Series B Preferred Shares called for under the Ironridge Technology SPA. The Company may redeem or the Company or the holder of any Series B Preferred Shares may convert one or more Series B Preferred Shares into Series A Shares at $10,000 per Series B Preferred Share being redeemed or converted, divided by the fixed conversion price of $0.20 per Series A Share, together with the sum of accrued dividends, plus an Embedded Derivative Liability, divided by 81% of the closing bid price for such Series A Shares during an Equity Conditions Measuring Period. The other attributes of Series B Preferred Shares are described below in Part II, Item 9B - Other Information.

Also on December 14, 2012, the Company and Ironridge Technology entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to file with the SEC an S-1 Registration Statement to cover the resale of any Series A Shares issued upon conversion of shares of Series B Preferred Shares (collectively “Registrable Securities”). The Company is required to use its best efforts to cause the S-1 Registration Statement to become effective under the Securities Act of 1933, as amended (“Securities Act”), as soon as practicable, but no later than 90 days after filing, and to file such amendments as are necessary for the S-1 Registration Statement to remain continuously effective for registration of such additional Registrable Securities as are subsequently issued under the Ironridge Technology SPA.

On January 20, 2013, the Company filed with the SEC an S-1 Registration Statement contemplated by the RRA. The S-1 Registration Statement sought to register 32,000,000 Series A Shares issuable upon conversion of Series B Preferred Shares. The number of Series A Shares to be registered was determined based on one-third of the Company’s public float as of January 27, 2013. On February 25, 2013, the SEC submitted its first Comment Letter in response to the filing. The SEC requested the Company to provide updated Financial Statements for the S-1 Registration Statement and indicated that it believed the Ironridge Technology SPA is an “Equity Line Agreement” and therefore constitutes an “indirect primary offering” which the SEC does not permit. The Company considers it unlikely that the SEC will approve the effectiveness of the S-1 Registration Statement based on the structure of the Ironridge Technology SPA, and has made no effort to address the issues raised in the SEC’s Comment Letter.

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

On May 15, 2013, Ironridge Technology paid the Company $150,000 and the Company issued Ironridge Technology 15 Series B Preferred Shares.

Other Financing Agreements

During the years ended December 31, 2013 and 2012, the Company has entered into several short term (six month) promissory notes with various lenders, ranging in amount from $50,000 to $103,500, each of which provides for conversion into Series A Shares at maturity based on similar, but not identical, discounts to market and average pricing formulas similar to partial payments the Company has negotiated with respect to other debt financing instruments described above (collectively, “2012-13 Convertible Notes”).

Other Agreements

Professional Services Agreement with Joinmax

On April 10, 2009, the Company and Joinmax entered into an Agreement for Professional Services (“Joinmax Professional Services Agreement”), pursuant to which Joinmax has invoiced the Company $25,162,992 for professional services it provided to the Company in connection with a project to deploy wireless broadband networks in 29 major cities in the PRC with CECT-Chinacomm, which project was discontinued and fully impaired prior to January 1, 2012. The Company has issued a total of 1,495,130 Series Shares to Joinmax as payment in full for all professional services rendered, including 1,145,356 Series A Shares issued during 2012 in payment of $4,317,477 of Joinmax’s invoices.

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

Employees

As of the date of this Report, the Company, including all of its subsidiaries, has approximately 45 full time employees. Approximately twelve of the Company’s former employees in its corporate headquarters in Carlsbad, California are working for the Company as independent contractors.

Patents and Trademarks

We do not hold any patents or material trademarks. However, we are in the process of having “VelaTel” and other local brand names and website domains trademarked in the United States and in the other locations in which we are doing business or anticipate doing business.

Research and Development Expenditures

During the last two fiscal years of our business activities, we have spent $0 and $134,265 for research and development for the years ended December 31, 2013 and 2012, respectively.

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

We currently do not have the funds necessary to conduct any meaningful business activity. As of December 31, 2013, we had $897,993 of cash and $53,076,583 in current liabilities. Since our inception, we have incurred accumulated losses of $325,397,511. We are currently in default on the payment of principal of approximately $300,000 of our 2008-09 Convertible Notes, approximately $630,000 of our 2012-13 Convertible Notes, approximately $2.5 million in principal to Isaac pursuant to the Isaac Second Note and the Isaac Restated First Loan Agreement and Isaac Notes No. 1 through No. 15, and approximately $5.05 million on other notes payable.

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

While management has no immediate plans to issue any securities that would have a higher priority in terms of repayment or be secured by Company assets than unsecured promissory note currently outstanding, these plans may change in the future. In the event the Company defaults on its obligations to repay all sums due pursuant to the promissory notes currently outstanding, the holders of such notes will have the same rights as any of the Company's other unsecured creditors, and the assets of the Company at that time may be insufficient to repay all of its creditors in full.

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

The success of the Company’s business is dependent on our ability to retain the Company’s existing key employees and to add and retain officers to our management team.

Our success will depend largely on the expertise and reputation of George Alvarez, our Chairman of the Board and Chief Executive Officer, and the other members of our management team, including Colin Tay, our President.  With the exception of Mr. Tay, none of our management team is a party to an employment agreement. In addition, we intend to hire additional highly skilled individuals to staff our operations in each market where a project is being deployed and/or operated. Loss of any of our key personnel, or the inability to recruit and retain qualified individuals for our operations, could adversely affect our ability to implement our business strategy and operate our businesses.

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

As of the date of this Report, our current and former directors and officers collectively own 16,434,044 Series A Shares, representing approximately 0.5% of the total Series A Shares outstanding. Our officers and directors collectively own or hold irrevocable proxies for 330,000,000 Series B Shares, representing 100% of the total Series B Shares outstanding. Series B Shares are entitled to ten votes per Series A Share on any issue presented to our shareholders. As a result, our officers and directors control the vote on any issue presented to the shareholders of the Company and can effect transactions without the consent of other shareholders. It is unlikely any shareholder or group of shareholders could replace the existing directors or officers. This concentration of beneficial ownership may also have the effect of delaying or preventing a change in control or being listed on a major stock exchange.

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

Some of our operating companies, subsidiaries and joint venture partners intend to deploy wireless broadband networks. Sino Crossings intends to install the required equipment to enable the fiber it owns in China to become operable and commercialized. VN Tech intends to sell, install and service fuel cells utilized in wireless broadband networks. We cannot assure that commercial quantities of wireless broadband equipment that meets their respective requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop, produce or service wireless broadband equipment and related products. Other competing technologies which allow higher data transfer speeds and capacity may be developed that have advantages over wireless broadband technology. Operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which our operating companies, subsidiaries and joint venture partners deploy their respective networks and/or businesses, which may allow those operators to compete more effectively. In addition, if other network operators do not continue to adopt and deploy similar wireless broadband technology and equipment, manufacturers may be unwilling to invest the time, money and resources necessary to develop further infrastructure equipment and end user devices that meet our business needs.

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

The Company currently depends on third parties to develop and deliver complex systems, software and hardware products and components for wireless broadband network being deployed by our operating companies, subsidiaries and joint venture partners in a timely manner and at a high level of quality. To successfully execute our business strategy, we must not only continue to have third parties produce the software and hardware components we require, and deliver them timely when needed, but we must also continue to further upgrade and evolve the technology for our businesses to remain competitive. Any failure by our third party vendors to meet these needs may impair our ability to execute our business strategy. If this occurs, it may have an adverse effect on our business.

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

All of the businesses of NGSN, Aerostrong, VN Tech and Sino Crossings are conducted in China. Accordingly, both our and their businesses, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in China. However, the Chinese economy differs from the economies of most developed countries in many respects, including, but not limited to, the following:

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

Because a substantial portion of our projects are located inside China, those projects will be subject to the laws and regulations of China in determining dividends. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Under current Chinese tax regulations, dividends paid to are subject to a ten percent Chinese tax. In the future, tax authorities in China could amend or interpret the regulations in a manner that would materially and adversely affect our ability and that of our joint venture partners or subsidiaries to pay dividends and other distributions to us. There is also the possibility that other regulatory interpretations by Chinese authorities could prohibit NGSN, Aerostrong, VN Tech and Sino Crossings from recording revenues that could impact us in consolidating their financial statements in order to comply with SEC reporting obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Neither the Company nor any of its subsidiaries own any interest in real property. As of the date of this Report, the Company and two of its subsidiaries occupy office or data center space as follows:

Company	Type	Monthly Rent	Square Feet (approx.)	Commencing	Term
VelaTel	Office	$9,300	6,200	6/15/12	4 years
Gulfstream Seychelles	Office	$1,000	1,500	8/14/13	Monthly
China Motion	Office	$2,300	1,350	9/1/13	2 years
China Motion	Office	$26,000	6,350	7/4/13	3 years
China Motion	Data Center	$22,000	600	10/12/13	1 year
China Motion	Customer Service Center	$11,000	1,350	1/1/14	2 years

Remaining subsidiary relationships have either been discontinued as of the date of this Report, or those subsidiaries do not occupy office space, or they share office space with others at no charge.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

The Company is subject to the following pending or threatened legal proceedings that arise in the ordinary course of its business.

Fischer Litigation – On May 22, 2009, Michael Fischer (“Fischer”) filed a complaint against the Company in the Central District of California of the United States District Court, identified as Case No. CV09-3682 VBF. The complaint alleged a claim for breach of contract relating to the Company’s default of a 2008-09 Convertible Note in favor of Fischer. The complaint requested damages in the amount of $1,000,000 plus interest, court costs and attorneys’ fees. The Company settled this case for $960,000. Through the date of this Report, the Company has paid $560,000 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so.

Gomez Litigation – On July 17, 2009, Edgar Pereda Gomez (“Gomez”) filed a complaint against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2009-00094247-CU-BC-CTL. The complaint alleged a claim for breach of contract relating to the Company’s default of a 2008-09 Convertible Note in favor of Gomez. The complaint requested damages in the amount of $525,000 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $684,000. Through the date of this Report, the Company has paid approximately $455,950 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so.

Olaechea Litigation – On December 13, 2010, Estudio Olaechea SOC. Civil DE R.L. (“Olaechea”) filed a complaint against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2010-00105897. The complaint alleged a breach of contract arising from the Company’s default under a promissory note in favor of Olaechea in the amount of approximately $149, 500. The complaint requested damages in the amount of approximately $149,500 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $188,500. The Company has paid $47,500 of the settlement. The Company intends to complete the settlement when sufficient funds are available to do so.

Chinacomm Litigation – On November 18, 2011, the Company, along with Trussnet Capital Partners (HK), Ltd. (collectively “Plaintiffs”), filed a complaint against CECT Chinacomm Communications Co. Ltd., Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, CECT Chinacomm Shanghai Co. Ltd. (collectively, “Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“Chinacomm Litigation”). The complaint was later amended to add Feng Xiao Ming as a defendant. The Chinacomm Litigation arises out of the breach of numerous agreements between Plaintiffs and some Defendants, related to a joint venture to deploy a wireless broadband network in 29 cities in the People’s Republic of China. In connection with the joint venture, Plaintiffs claim defendants caused the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account into which Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief to prevent Defendants from utilizing or dissipating the deposited funds pending the trial of the action and compensatory damages in excess of $1 million plus interest and court costs. Injunction orders have been issued and remain in place prohibiting Defendants from utilizing or dissipating the deposited funds.

Sino Crossings Arbitration – On July 13, 2012, Azur Capital SDN BHD (“Azur”) served a notice of arbitration against the Company. On July 31, 2012, Azur filed the Notice of Arbitration with the Hong Kong International Arbitration Centre, the agreed forum for dispute resolution under the Sino Crossings Agreements. The notice of arbitration alleged that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to Shanghai Ying Yu Network Technology Ltd. (“YYNT”) pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties, including YYNT, the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed. On March 18, 2014, the arbitrator denied the Company’s request to join additional parties, and directed the parties to propose timetables for scheduling the arbitration.

Ace Litigation – On January 15, 2013, Ace American Insurance Company (“Ace”) filed a complaint against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2013-00029913. The complaint alleged breach of contract for the Company’s failure to pay $37,603 as premium due on a commercial general liability insurance policy in force from March 30, 2012 through May 30, 2012, plus interest. The Company is in discussion with Ace to confirm the terms of the insurance policy and the amount allegedly due.

Westmoore Receiver Litigation – On March 22, 2013, David Gill (“Plaintiff”), in his capacity as Court-Appointed Receiver for Westmoore Management, LLC, Westmoore Investment, LP, Westmoore Capital Management, Inc., Westmoore Securities, Inc., Westmoore Capital, LLC, Westmoore Lending Opportunity Fund and Westmoore Holdings, Inc. (collectively, the “Westmoore Entities”) filed a first amended complaint against numerous defendants including the Company, its subsidiary Trussnet Nevada, its Chief Executive Officer George Alvarez, other entities Plaintiff claims were affiliated with the Company, and other persons and entities The complaint was filed in the Central District of California of the United States District Court, identified as Case No. SACV-12-02236 AG. The complaint described an alleged “Ponzi scheme” by the Westmoore Entities pursuant to which the Westmoore Entities transferred funds to one or more of the defendants while the Westmoore Entities were insolvent. On April 22, 2014, Plaintiff entered a notice of voluntary dismissal of the Company, George Alvarez, and certain other defendants alleged to have been affiliates of the Company, pursuant to a tolling agreement whereby the Company agreed (i) to provide Plaintiff certain information regarding past transactions with Westmoore Entities, and (ii) acknowledging Plaintiff’s right to refile claims against the dismissed defendants should further investigation establish a basis to do so, in which case the dismissed defendants would agree not to assert a statute of limitations or similar defense based on the passage of time between filing of the original complaint and re-filing of a new claim against the dismissed defendants. The Company believes that the additional information the Company will supply will persuade Plaintiff to not re-file any claims against the Company.

SEC Subpoena Investigating Ironridge – On December 4, 2013, the Company was served with a subpoena issued by the Securities and Exchange Commission (“SEC”) in connection with the SEC’s investigation of Ironridge Global, IV, Ltd. and/or its affiliates (collectively “Ironridge”). The subpoena demanded production of a broadly defined scope of documents related to any communications or transactions between the Company and Ironridge. The Company cooperated fully by producing responsive documents and participating in a phone interview with SEC investigators. Although the SEC declined to provide the Company with specific information regarding the nature or scope of its investigation, the Company believes that the investigation does not extend to any claim that the Company violated federal securities laws in connection with its dealings with Ironridge.

Ironridge Litigation – On January 14, 2014, Ironridge filed an ex parte application with the County of Los Angeles Superior Court for the State of California, identified as Case No. BC 486893, for enforcement of the July 3, 2012 order of the same court by which the Company and Ironridge settled certain assigned claims of other creditors of the Company in exchange for periodic issuance to Ironridge of the Company’s Series A Shares that were intended to be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. Ironridge contended that the Company failed and refused to reserve the number of Series A Shares required under both the July 3, 2012 order and the Preferred Stock Purchase Agreement between the Parties, and to issue the number of Shares required under the July 3, 2012 order. The Company disputed the number of shares Ironridge claims are owed, and the court’s jurisdiction to enforce the Preferred Stock Purchase Agreement pursuant to the retention of jurisdiction provided for in the July 3, 2012 order. The Company also contended that Ironridge’s actions made Ironridge an “affiliate” within the meaning of federal securities laws, such that the Company was required to place a restrictive legend on issuance of future certificates for Series A Shares. The court continued the ex parte hearing until February 6, 2014 and following that hearing took the matter under advisement. On February 19, 2014, the court directed the parties to file additional papers addressing specific issues, including a detailed description of the issuances to and sales of Series A Shares by Ironridge, including the dates, number of shares per issuance, and selling prices of all shares issued. The court also scheduled a follow up hearing which occurred on March 26, 2014. As of the date this Report is filed, the court has not yet ruled on Ironridge’s application.

BDO Litigation – On January 20, 2014, BDO Statsautoriseret Revisionsaktieselskab, aka BDO Copenhagen (“BDO”) filed a complaint against the Company in County of San Diego Superior Court of the State of California, identified as Case No. 37-2014-0081872-CU-BC-CTL. The complaint alleged breach of contract for the Company’s failure to pay $48,858, plus interest in connection with services BDO provided in compiling financial information regarding the Company’s former subsidiary Zapna to include in the Company’s consolidated financial statements. The Company allowed a default judgment to be entered and on March 21, 2014 BDO filed an order for writ of attachment in the amount of $55,997. The Company intends to pay or settle the judgment when funds are available to do so.

Potential Claim by ZTE – On April 24, 2014, the Company received correspondence from attorneys on behalf of ZTE Corporation and ZTE Corporation Peru (collectively “ZTE”) asserting a claim for collection of amounts allegedly due pursuant to contracts and purchase orders for equipment and services ZTE provided to the Company’s former subsidiary VelaTel Peru. The total amount claimed is $4,606,163 including accrued interest through April 24, 2014, plus additional interest at the rate of $283 per day. ZTE’s correspondence demands payment within seven days and asserts that ZTE will commence arbitration against the Company pursuant to the contracts if payment is not so made. Also on April 24, 2014, the Company responded to ZTE’s correspondence by asserting that the Company is not a party to nor co-signer or guarantor of the obligations of VelaTel Peru under the contracts, and is not otherwise liable for any debts of VelaTel Peru based on sale of its equity interest in VelaTel Peru completed in September 2013, and for the same reasons is not bound by the arbitration clause contained in the contracts.

Herlong Shareholder Arbitration – On April 29, 2014, 7L Capital Partners Emerging Europe, LP (“7L”), Karlo Vlah, Durda Vlah and Joseph Vlah (collectively with 7L “Herlong Shareholders”) delivered to the Company a notice of arbitration asserting a claim for damages under the Business Cooperation Agreement (“BCA”) between the Herlong Shareholders and the Company related to the Company’s investment in its former subsidiary Herlong. The Herlong Shareholders seek recovery of alleged damages totaling €5,359,200 (approximately $7,395,000) as diminished value of their respective equity interests in Herlong and its subsidiaries as a result of the Company’s failure to pay the amounts called for under the BCA. 7L also seeks termination of the pledge and escrow agreement whereby 7L’s 25% equity interest in Herlong is collateral for any damages the Company may incur as a result of 7L’s breach of the BCA. The Company has not yet responded to the notice for arbitration, but intends to vigorously defend the claim. Among other defenses, the BCA provides that any damages recoverable against the Company are limited to the value of the Company’s common shares in Herlong, which have already been forfeited.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Reserved.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Series A Common Stock is quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. (“OTC Market Group”) under the symbol VELA.QB.

The reported high and low sales price information for our Shares as reported on the OTC Market Group are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Transactions prior to the 100:1 reverse stock split on July 24, 2012 are presented with the post reverse price.

Fiscal Quarter	High 2013	Low 2013	High 2012	Low 2012
First Quarter	$	$	$10.50	$1.34
Second Quarter	$	$	$3.44	$0.99
Third Quarter	$	$	$1.12	$0.01
Fourth Quarter	$	$	$0.25	$0.02

On May 13, 2014, the last sale price of our Shares as reported on the OTC Market Group was $0.001 per Share.

As of December 31, 2013, we had issued and outstanding $629,200 of promissory notes, as amended (if applicable) that are convertible into an aggregate amount of up to 1,014,916,667 Series A Shares based upon the price per share as of December 31, 2013.

As of December 31, 2013, we had issued 674,293,068 warrants pursuant to the Isaac SPA and repayment of various promissory notes and accounts payable, of which 375,819 had expired without being exercised.

As of the date of this Report, there are approximately 9,300 record shareholders of our Series A Shares and approximately 48 record shareholders of our Series B Shares. There are approximately 9,348 beneficial shareholders of our Common Stock.

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

On July 15, 2011 the Company issued 375,000 options to purchase Shares at an exercise price of $13 per Share. The following is a summary of the 2011 SOP Plan activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	375,000	$13.00	7.55	$–

Exercisable, December 31, 2013	375,000	$13.00	7.55	$–

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	10 years
Expected volatility	139%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2013:

Number of Options	Exercise Price

375,000	$13.00
375,000

For options granted during 2011 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $11.50 and the weighted-average exercise price of such options was $13. No options were granted during the twelve months ended December 31, 2013, and December 31, 2012, respectively.

Sales of Unregistered Securities

During the period ending December 31, 2012 and December 31, 2013, and continuing through the date of this Report, the Company has engaged in the following sales of unregistered securities, specifically our Series A Shares. The Series A Shares issued to the entities and individuals referred to relied upon exemptions provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, based on the knowledge possessed by those entities or individuals regarding the Company’s operations and financial condition and their experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these Shares. The Series A Shares issued to Ironridge Global are exempt from registration under Section 3(a)(10) of the Securities Act.

Stock Issuances during the period ended December 31, 2012

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

On January 11, 2012, the Company issued 8,163 Shares to Joaquin De Teresa pursuant to a settlement agreement related to the payment of a 2008-09 Convertible Note, which resulted in a reduction of $77,062 in debt of the Company.

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

On March 21, 2012, the Company issued 8,163 Shares to Joaquin De Teresa pursuant to a settlement agreement related to the payment of a 2008-09 Convertible Note, which resulted in a reduction of $77,062 in debt of the Company.

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

On June 13, 2012, the Company issued 606,124 Shares and 606,124 warrants to Isaac in payment of a promissory note in favor of Isaac, which resulted in a principle reduction of $500,000 in notes payable of the Company and payment of accrued interest of $15,205.

On June 27, 2012, the Company issued 149,529 Shares to Butler for professional services rendered to the VelaTel Peru pursuant to an agreement for construction services between the VelaTel Peru and Butler, which resulted in a reduction of $171,958 in accounts payable of the Company.

On June 29, 2012, the Company issued 34,783 Shares to Kimberly Brown (“Brown”) for professional services rendered pursuant to a consulting agreement between the Company and Brown, which resulted in a reduction of $60,000 in accounts payable of the Company.

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

On September 13, 2012, the Company issued 1,153,961 Shares and 1,153,961 warrants to Isaac in partial payment of a promissory note in favor of Isaac in the amount of $500,000. Each warrant has an exercise price of $0.0276 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $5,000 in notes payable of the Company and payment of accrued interest of $26,849.33.

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

On September 18, 2012, the Company issued 2,097,848 Shares and 2,097,848 warrants to Jim Shaw (“Shaw”), as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.0238 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On September 18, 2012, the Company issued 2,097,848 Shares and 2,097,848 warrants to Steve O. Smith (“Smith”), as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.0238 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On September 18, 2012, the Company issued 2,097,848 Shares and 2,097,848 warrants to Ann Stowell (“Stowell”), as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.0238 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On September 24, 2012, the Company issued 1,062,802 Shares and 1,062,802 warrants to Isaac in partial payment of a promissory note in favor of Isaac in the amount of $500,000. Each warrant has an exercise price of $0.0276 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $22,000 in notes payable of the Company and payment of accrued interest of $0.

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

On October 22, 2012, the Company issued 5,331,505 Shares and 5,331,505 warrants to Weal in partial payment of the Weal Note. Each warrant has an exercise price of $0.01708 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $91,062.10 in notes payable of the Company and payment of $0 of accrued interest.

On October 22, 2012, the Company issued 2,883,669 Shares and 2,883,669 warrants to McEwen in partial payment of the McEwen Note. Each warrant has an exercise price of $0.01708 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $49,253.06 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,036,437 Shares and 3,036,437 warrants to Isaac in partial payment of a promissory note in favor of Isaac the amount of $500,000. Each warrant has an exercise price of $0.0247 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $75,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 5,243,446 Shares and 5,243,446 warrants to AO, in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO. Each warrant has an exercise price of $0.0267and an exercise term of three years. This sale of Shares resulted in a principal reduction of $140,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,475,843 Shares and 3,475,843 warrants to McEwen in partial payment of the McEwen Note. Each warrant has an exercise price of $0.02877 and has an exercise term of three years. This sale of Shares resulted in a principal reduction of $100,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 7, 2012, the Company issued 3,302,051 Shares and 3,302,051 warrants to Ryan Alvarez, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.02877 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $95,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 14, 2012, the Company issued 2,800,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On November 14, 2012, the Company issued 941,915 Shares and 941,915 warrants to McEwen in partial payment of the Weal Note. Each warrant has an exercise price of $0.03185 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 21, 2012, the Company issued 2,129,520 Shares and 2,129,520 warrants to the Kenneth Hobbs’ (“Hobbs”) IRA in payment of a promissory note in favor of Hobbs in the amount of $48,421.05. Each warrant has an exercise price of $0.02442 an exercise term of three years. This sale of Shares resulted in a principal reduction of $48,421.05 in notes payable of the Company and $3,581.84 of accrued interest.

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

On November 21, 2012, the Company issued 2,047,502 Shares and 2,047,502 warrants to Nathan Alvarez, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.02442 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 29, 2012, the Company issued 2,147,766 Shares and 2,147,766 warrants to Shaw, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.02328 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

On November 29, 2012, the Company issued 2,147,766 Shares and 2,147,766 warrants to Nathan Alvarez, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.02328 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

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

On December 14, 2012, the Company issued 1,497,696 Shares and 1,497,696 warrants to Isaac in partial payment of a promissory note in favor of Isaac in the amount of $500,000. Each warrant has an exercise price of $0.0434 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $65,000 in notes payable of the Company and payment of $0 of accrued interest.

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

Stock Issuance during the period ended December 31, 2013

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

On January 11, 2013, the Company issued 1,540,832 Shares and 1,540,832 warrants to Shaw, as partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.0649 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $100,000 in notes payable of the Company and payment of $0 of accrued interest.

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

On January 15, 2013, the Company issued 4,990,151 Shares and 4,990,151 warrants to Jane M. Morrell Revocable Trust in partial payment of the First Morrell Note. Each warrant has an exercise price of $0.0649 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $265,000 in notes payable of the Company and payment of $58,860.84 of accrued interest.

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

On January 15, 2013, the Company issued 389,754 Shares and 389,754 warrants to McEwen in partial payment of the McEwen Note. Each warrant has an exercise price of $0.0847 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $22,852.21 in notes payable of the Company and payment of $10,187.22 of accrued interest.

On January 17, 2013, the Company issued 9,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On January 17, 2013, the Company issued 200,000 Shares to Dian Griesel, sole shareholder of Dian Griesel, Inc., as compensation pursuant to a professional services agreement between the Company and Dian Griesel, Inc. This sale of Shares resulted in a reduction of $14,000 in accounts payable of the Company.

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

On February 21, 2013, the Company issued 2,099,076 Shares and 2,099,076 warrants to Shaw, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.02382 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $50,000 in notes payable of the Company and payment of $0 of accrued interest.

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

On April 11, 2013, the Company issued 5,000,000 Shares and 5,000,000 warrants to Ryan Alvarez, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.0176 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $88,000 in notes payable of the Company and payment of $0 of accrued interest.

On April 12, 2013, the Company issued 743,669 Shares to Kevin Pickard for professional services rendered, which resulted in a reduction of $15,710 in accounts payable of the Company.

On April 12, 2013, the Company issued 272,512 Shares to James Watts for professional services rendered, which resulted in a reduction of $5,750 in accounts payable of the Company.

On April 12, 2013, the Company issued 4,000,000 Shares and 4,000,000 warrants to Nathan Alvarez, as a partial assignee of Weal, in partial payment of the Weal Note. Each warrant has an exercise price of $0.0103 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $41,200 in notes payable of the Company and payment of $0 of accrued interest.

On May 14, 2013, the Company issued 12,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On May 20, 2013, the Company issued 1,773,050 Shares and 1,773,050 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0121 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $21,454 in notes payable of the Company and payment of accrued interest of $0.

On May 20, 2013, the Company issued 2,272,727 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 2,272,727 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0110 and an exercise term of three years.

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

On June 14, 2013, the Company issued 2,500,000 Shares and 2,500,000 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0084 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $21,000 in notes payable of the Company and payment of accrued interest of $0.

On June 19, 2013, the Company issued 2,873,563 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 2,873,563 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0087 and an exercise term of three years.

On June 20, 2013, the Company issued 8,000,000 Shares and 8,000,000 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.01 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $80,000 in notes payable of the Company and payment of accrued interest of $0.

On June 25, 2013, the Company issued 5,405,405 Shares and 5,405,405 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0074 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and payment of accrued interest of $0.

On June 26, 2013, the Company issued 4,605,263 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $35,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 4,605,263 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0076 and an exercise term of three years.

On July 1, 2013, the Company issued 5,787,037 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 5,787,037 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00432 and an exercise term of three years.

On July 2, 2013, the Company issued 5,000,000 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 5,000,000 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0060 and an exercise term of three years.

On July 2, 2013, the Company issued 20,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On July 8, 2013, the Company issued 11,500,000 Shares and 11,500,000 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0060 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $69,000 in notes payable of the Company and payment of accrued interest of $0.

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

On July 9, 2013, the Company issued 4,918,033 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 4,918,033 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0061 and an exercise term of three years.

On July 10, 2013, the Company issued 3,071,253 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $15,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 3,071,253 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00488 and an exercise term of three years.

On July 12, 2013, the Company issued 6,565,000 Shares to Asher in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Asher. This sale of Shares resulted in a principal reduction of $35,250 in notes payable of the Company and payment of $4,140 of accrued interest. The Company also issued 6,565,000 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0058 and an exercise term of three years.

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

On July 15, 2013, the Company issued 4,000,000 Shares and 4,000,000 warrants to AO in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned to AO. Each warrant has an exercise price of $ 0.0058 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $21,200 in notes payable of the Company and payment of accrued interest of $0.

On July 19, 2013, the Company issued 13,500,000 Shares and 13,500,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000. Each warrant has an exercise price of $0.0055 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $74,250 in notes payable of the Company and payment of $0 of accrued interest.

On July 19, 2013, the Company issued 2,777,777 Shares to Continental in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Continental. This sale of Shares resulted in a principal reduction of $10,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 2,777,777 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.0036 and an exercise term of three years.

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

On July 29, 2013, the Company issued 5,319,149 Shares to WHC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

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

On August 20, 2013, the Company issued 6,756,757 Shares to WHC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

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

On August 26, 2013, the Company issued 23,900,000 Shares and 23,900,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.004 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $95,600 in notes payable of the Company and accrued interest of $0.

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

On September 25, 2013, the Company issued 10,000,000 Shares to WHC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $17,000 in notes payable of the Company and accrued interest of $0.

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

On October 2, 2013, the Company issued 7,157,532 Shares to WHC in partial payment of a promissory note in the amount of $75,000 in favor of WHC. This sale of Shares resulted in a principal reduction of $8,000 in notes payable of the Company and accrued interest of $3,452.

On October 2, 2013, the Company issued 25,000,000 Shares and 25,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.016 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $40,000 in notes payable of the Company and accrued interest of $0.

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

On October 15, 2013, the Company issued 17,857,143 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

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

On October 21, 2013, the Company issued 38,000,000 Shares and 38,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.0014 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $53,200 in notes payable of the Company and accrued interest of $0.

On October 22, 2013, the Company issued 17,857,143 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

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

On October 31, 2013, the Company issued 45,000,000 Shares and 45,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.014 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $63,000 in notes payable of the Company and accrued interest of $0.

On October 31, 2013, the Company issued 19,230,770 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

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

On November 13, 2013, the Company issued 25,000,000 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and accrued interest of $0.

On November 15, 2013, the Company issued 55,000,000 Shares and 55,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.001 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $55,000 in notes payable of the Company and accrued interest of $0.

On November 26, 2013, the Company issued 25,000,000 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $15,000 in notes payable of the Company and accrued interest of $0.

On December 3, 2013, the Company issued 59,000,000 Shares and 59,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.0006 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $35,400 in notes payable of the Company and accrued interest of $0.

On December 3, 2013, the Company issued 73,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On December 5, 2013, the Company issued 32,400,000 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $16,200 in notes payable of the Company and accrued interest of $0.

On December 19, 2013, the Company issued 66,000,000 Shares and 66,000,000 warrants to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. Each warrant has an exercise price of $0.0005 and an exercise term of three years. This sale of Shares resulted in a principal reduction of $33,000 in notes payable of the Company and accrued interest of $0.

On December 19, 2013, the Company issued 47,421,925 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $18,800 in notes payable of the Company and accrued interest of $169.

Stock Issuances after December 31, 2013 and Through the Date of this Report

On January 8, 2014, the Company issued 150,000,000 Shares to Ironridge Global as partial fulfillment of the court approved settlement of the lawsuit brought by Ironridge Global as assignee of certain trade creditors.

On January 8, 2014, the Company issued 71,000,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $35,500 in notes payable of the Company and accrued interest of $0.

On January 8, 2014, the Company issued 46,500,000 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $18,600 in notes payable of the Company and accrued interest of $0.

On January 8, 2014, the Company issued 25,641,025 Shares to Continental in partial payment of a promissory note in the amount of $81,000 in favor of Michael Strasser and Michael Corbett (“Strasser/Corbett Note”) and partially assigned to Continental. This sale of Shares resulted in principal reduction of $20,000 in notes payable of the Company and accrued interest of $0.

On January 8, 2014, the Company issued 72,019,740 Shares to Redwood in partial payment of a promissory note in the amount of $25,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $21,606 of notes payable of the Company and accrued interest of $0.

On January 14, 2014, the Company issued 55,000,000 Shares to JMJ Financial (“JMJ”) in partial payment of a line of credit promissory note in favor of JMJ in the amount of up to $500,000 (“JMJ Note”). This sale of Shares resulted in a principal reduction of $24,750 of notes payable of the Company and accrued interest of $0.

On January 22, 2014, the Company issued 13,102,380 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and partially assigned by Isaac to WHC. This sale of Shares resulted in a principal reduction of $6,400 in notes payable of the Company and accrued interest of $151.

On January 22, 2014, the Company issued 16,628,666 Shares to Redwood in partial payment of a promissory note in the amount of $25,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $3,394 of notes payable of the Company and accrued interest of $1,595.

On January 28, 2014, the Company issued 48,296,296 Shares to Redwood in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to Redwood. This sale of Shares resulted in a principal reduction of $25,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 48,296,296 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00058 and an exercise term of three years.

On January 28, 2014, the Company issued 21,276,595 Shares to Continental in partial payment of the Strasser/Corbett Note and partially assigned to Continental. This sale of Shares resulted in principal reduction of $20,000 in notes payable of the Company and accrued interest of $0.

On January 28, 2014, the Company issued 58,000,000 Shares to JMJ in partial payment of the JMJ Note. This sale of Shares resulted in a principal reduction of $24,360 of notes payable of the Company and accrued interest of $0.

On January 31, 2014, the Company issued 90,000,000 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $63,000 in notes payable of the Company and accrued interest of $0.

On February 11, 2014, the Company issued 32,786,885 Shares to Continental in partial payment of the Strasser/Corbett Note and partially assigned to Continental. This sale of Shares resulted in principal reduction of $20,000 in notes payable of the Company and accrued interest of $0.

On February 12, 2014, the Company issued 80,140,485 Shares to Redwood in partial payment of a promissory note in the amount of $75,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $25,000 of notes payable of the Company and accrued interest of $0.

On February 14, 2014, the Company issued 59,000,000 Shares to JMJ in partial payment of the JMJ Note. This sale of Shares resulted in a principal reduction of $24,780 of notes payable of the Company and accrued interest of $0.

On February 19, 2014, the Company issued 88,235,295 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 88,235,295 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00034 and an exercise term of three years.

On February 19, 2014, the Company issued 118,181,818 Shares to Isaac in partial payment of a promissory note in the amount of $500,000 in favor of Isaac. This sale of Shares resulted in a principal reduction of $52,000 in notes payable of the Company and accrued interest of $0.

On February 21, 2014, the Company issued 83,333,333 Shares to Redwood in partial payment of a promissory note in the amount of $75,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $25,000 of notes payable of the Company and accrued interest of $0.

On February 26, 2014, the Company issued 58,500,000 Shares to JMJ in partial payment of the JMJ Note. This sale of Shares resulted in a principal reduction of $24,570 of notes payable of the Company and accrued interest of $0.

On March 5, 2014, the Company issued 83,333,333 Shares to Redwood in partial payment of a promissory note in the amount of $75,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $25,000 of notes payable of the Company and accrued interest of $0.

On March 6, 2014, the Company issued 78,947,369 Shares to WHC in partial payment of a promissory note in the amount of $500,000 in favor of Isaac and assigned by Isaac to AO and partially assigned by AO to WHC. This sale of Shares resulted in a principal reduction of $30,000 in notes payable of the Company and payment of $0 of accrued interest. The Company also issued 78,947,369 warrants to AO in connection with this Share issuance. Each warrant has an exercise price of $0.00038 and an exercise term of three years.

On March 19, 2014, the Company issued 25,000,000 Shares to Redwood in partial payment of a promissory note in the amount of $75,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $0 of notes payable of the Company and accrued interest of $0.

On March 24, 2014, the Company issued 51,028,408 Shares to Redwood in partial payment of a promissory note in the amount of up to $125,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $25,000 of notes payable of the Company and accrued interest of $0.

On March 25, 2014, the Company issued 32,552,084 Shares to Lotus Capital in partial payment of the Strasser/Corbett Note and partially assigned to Lotus Capital. This sale of Shares resulted in principal reduction of $21,000 in notes payable of the Company and accrued interest of $4,000.

On April 15, 2014, the Company issued 145,000,000 Shares to Kevin J. Morrell Revocable Trust in partial payment of the First Morrell Note. This sale of Shares resulted in principal reduction of $0 in notes payable of the Company and accrued interest of $52,200.

On April 15, 2014, the Company issued 55,555,555 Shares to Redwood in partial payment of a promissory note in the amount of up to $125,000 in favor of Redwood. This sale of Shares resulted in a principal reduction of $25,000 of notes payable of the Company and accrued interest of $0.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following information specifies certain forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Executive Summary of Our Businesses

From our inception until recently, the focus of our business was to acquire rights in radio frequency spectrum through acquisition of subsidiary interests or investment in joint venture relationships, and to combine those intangible property resources with capital and technological expertise to deploy and operate wireless broadband networks in developing markets. Our strategy was to be “first to market” in these geographic regions, competing in the short term with providers of “dial up” internet service providers and ADSL and cable broadband providers, in anticipation that incumbent cellular phone carriers in the same markets would eventually upgrade from 2G and 3G technologies to LTE technology, at which point delivery of voice and data services offered to consumers would more closely merge on mobile devices. We planned to use this “head start” to achieve a cash flow neutral or positive status and make those business units attractive targets for acquisition by incumbent carriers. The launch of our Peru Network and our efforts to upgrade and expand our Croatia and Montenegro Networks are representative of these efforts. Our investment in the VN Tech Fuel Cell Project Zapna Broadband Solutions represented complimentary business models with a low cost to entry.

Unfortunately, we experienced higher than anticipated barriers to raising capital required to deploy wireless broadband networks, and faster than anticipated investment by incumbent carriers to migrate to LTE technology, rendering the services we proposed to offer less competitive than anticipated. We therefore made a decision to discontinue our investments in these more capital intensive and negative cash projects, and attempted to sell those assets, while shifting our focus to our Hong Kong MVNO Network, which represents a more mature company that is already profitable and cash flow positive, but still presents opportunities for growth of revenue and margins.

Operations during 2013 reflect significant transitions from our earlier to our current business model, with reporting of financial results constrained due to discontinued or partial year results of business units disposed of or impaired, and partial year results of our new business unit based on date of acquisition and limitations on ability to consolidate.

Results of Operations

Twelve-month period ended December 31, 2013 as compared to the twelve-month period ended December 31, 2012

Our revenue, cost of sales, expenses and other income for the twelve-month periods ended December 31, 2013 and 2012 are as follows:

Revenue:

2013	2012
$1,926,129	$-

Our revenue for the twelve-month period ended December 31, 2013 increased by $1,926,129 from the same period ended December 31, 2012. The increase in revenue for 2013 is attributed to our acquisition of China Motion, which accounted for all of the increase. All revenue for 2012 was attributed to entities that were discontinued in 2013.

Cost of Sales:

2013	2012
$1,238,804	$-

Our cost of sales for the twelve-month period ended December 31, 2013 was $1,238,804, or 64.3% of sales as compared to $0 for the same period ended December 31, 2012. The increase in cost of sales in actual dollars is attributed to the increase in sales.

Selling, General and Administrative Expenses:

2013	2012
$6,327,554	$9,832,797

Our selling, general and administrative expenses for the twelve-month period ended December 31, 2013 was $6,327,554, as compared with $9,832,797 for the same period in 2012, a decrease of $3,505,243. The decrease in the selling, general and administrative expenses during the three-month period in 2013 is a result of a reduction in general corporate overhead.

Impairment Loss:

2013	2012
$6,387,100	$3,919,000

During the second quarter of 2013 we wrote off our investment in China Motion for $6,387,100, which represents the entire purchase price for the acquisition. In 2012, we fully wrote off our investments in two joint venture projects entered into during 2010. The increase in impairment loss for 2013 compared to 2012 is due to the difference in magnitude of investments made during prior periods and impaired during the periods reported.

Loss on Change in Fair Value of Debt Derivative:

2013	2013
$432,566	$4,039,616

For the twelve-month period ended December 31, 2013, we incurred a non-cash loss of $432,566 from the change in the fair value of our debt derivatives relating to our 2008-09 Convertible Notes, other promissory notes with conversion features, and conversion features of our Series B Preferred Stock, as compared to a non-cash loss $4,039,616 for same period in 2012. The decrease in the loss for 2013 is attributable to the change in fair value of the derivative liability as of the respective balance sheet dates.

Loss on Settlement of Debt:

2013	2012
$9,115,414	$10,820,537

In 2013 and 2012 we issued shares of our Series A Shares and warrants in settlement of debt. The settlement price was less than the fair value of the shares and warrants issued resulting in a loss of $9,115,414 and 10,820,537, respectively.

Interest Expense:

2013	2012
$2,378,055	$1,340,890

For 2013, our interest expense was $2,378,055 as compared to $1,340,890 for 2012. The change in interest expense is attributable to the change in outstanding in notes payable and amortization of debt discounts in 2013 compared to 2012

Bargain purchase gain of China Motion:

2013	2012
$856,751	$-

In 2013 we recognized a bargain purchase gain of $856,751 related to our acquisition of China Motion. In October 2013 we determined we would able to take control of China Motion based on payment in full of amounts owed to the seller from whom we acquired China Motion, at which time we began to consolidate its operation with ours. Since we had previously written of the entire purchase price of China Motion, when we finally took control of China Motion, the net assets exceed our basis in the purchase price (which was $0) by $856,751, resulting in a bargain purchase gain.

Net Loss:

2013	2012
$17,877,716	$45,247,017

Our net loss of $17,877,716 for the twelve-month periods ended December 31, 2013 and the same period for 2012 is the result of the factors described above, principally the reduction in selling, general and administrative expense and research and development costs in 2013, the loss on settlement of debt, the change in derivative liability offset by the impairment of our investment in China Motion.

Liquidity and Capital Resources

Net cash provided by financing activities consist of net cash proceeds from the issuance of convertible and other notes, Share subscriptions and advances from related parties.

Our liquidity needs consist of our working capital requirements, indebtedness payments, and general and administrative expenses. Our known liquidity demands include the following categories and amounts as of December 31, 2013:

(i)	Litigation installment payments of $821,735;

(ii)	Notes payable to related parties of $674,348;

(iii)	Notes payable of $9,019,316;

(iv)	2008-09 Convertible Notes of $298,923;

(v)	2012-13 Convertible Notes of $446,981:

(vi)	Advances from officers of $2,313,783; and

(vii)	Accounts payable and accrued expenses of $13,863,249; and sales, general and administrative expenses of approximately $1 million per month for Hong Kong operations and San Diego and Taiwan administration that supports Hong Kong operations.

Historically, we have financed our operations through the sale of equity and convertible debt, as well as borrowings from related parties.

Since inception and through December 31, 2013, we have incurred accumulated losses of approximately $325.4 million. As of December 31, 2013, we had cash of $897,993 and liabilities of approximately $53.2 million, of which $53.1 million are deemed to be current liabilities. We expect to continue to incur net losses for the foreseeable future.  Our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report, dated May 12, 2014, for the period ended December 31, 2013. In order to continue to operate our businesses, we will need to raise substantial amounts of additional capital.

Our equity capital consists of Series A Shares, Series B Shares, Series B Preferred Shares, each of which is discussed in further detail in Item 9B below, and our 2008-09 Convertible Notes and 2012-13 Convertible Notes.

Effective September 19, 2013, we increased the number of authorized Series A Shares from 1 billion to 10 billion, and the number of authorized Series B Shares from 100 million to 1 billion, by filing Amended and Restated Articles of Incorporation with the Nevada Secretary of State. As of December 31, 2013, we had issued and outstanding 1,416,234,340 Series A Shares. As of the date of this Report, 3,073,285,607 Series A Shares are issued and outstanding.

As of December 31, 2013, we had issued and outstanding 130 million Series B Shares. As of the date of this Report, 330 million Series B Shares are issued and outstanding. Each Series B Share has the right to cast ten votes for each action on which each Series A Share has a right to vote. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer any of the Series B Shares. Series B Shares do not participate in any declared dividends. Series B Shares are redeemable on May 23, 2023 at the par value of $0.001 per share. All Series B Shares are owned or their voting rights are controlled via irrevocable proxy by our directors, George Alvarez and Colin Tay. Due to the limitations on transfer of Series B Shares, we do not consider the issuance of Series B Shares to be a viable source for funding our operations.

In addition, we have authorized the issuance of up to 25 million shares of Preferred Stock, with rights and preferences to be determined by the Company’s Board of Directors. We have designated 2,500 shares of our Preferred Stock as Series B Preferred Stock, of which 285 shares were issued and outstanding as of December 31, 2012, and as of the date of this Report. All Series B Preferred Stock was issued to and is held by Ironridge Technology.

In 2008-09, we raised approximately $28.5 million related to our 2008-09 Convertible Notes. The proceeds from our 2008-09 Convertible Notes helped fund our operations during 2008 and 2009. These notes bear interest at 10% per annum and most were converted into Series A Shares prior to January 1, 2012. As of December 31, 2013, the outstanding balance of principal and interest on unpaid 2008-09 Convertible Notes was approximately $0.3 million. However, interest accruing and settlement of litigation associated with our 2008-09 Convertible Notes contributed to our liquidity needs for the period ended December 31, 2013 and is expected to continue to do so in the future.

In 2012-13, we raised approximately $887,000 related to our 2012-1013 Convertible Notes, the proceeds of which helped fund our operations during 2012 and 2013. As of December 31, 2013, the outstanding balance of principal and interest on our 2012-13 Convertible Notes was approximately $629,000. To date, repayment of our 2012-13 Convertible Notes has been pursuant to conversion to Series A Shares. However, future unwillingness of note holders to accept repayment through conversion, and interest accruing on our 2012-13 Convertible Notes may contribute to our future liquidity needs.

As of December 31, 2013, we owed approximately $0.87 million as a result of borrowings from related parties. We have sometimes relied on borrowings from related parties as a means of financing our operations, but only when other capital resources were not readily available. We have no present plans to rely on further borrowings from related parties as a means of financing our operations.

We negotiated equipment vendor financing in connection with our Peru, Croatia and Montenegro, and Hong Kong projects that, if continued in the future, we expect will reduce our short term need for capital from the sources described above as a percentage of our total capital needs. However, no assurances can be given that we will continue to obtain equipment financing on the same terms as previously secured. Repayment of such equipment financing will increase our liquidity demands in the future.

The following table presents a summary of our sources and uses of cash for the twelve-month periods ended December 31, 2013 and 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Net cash used in operating activities:	$(2,463,351)	$(2,326,006)
Net cash used in investing activities	$(2,273,768)	$(1,881,250)
Net cash provided by financing activities	$5,426,133	$4,256,294
Effect of currency rate exchange	1,192	(24,446592)
Increase in cash and cash equivalents	$690,090	$24,446

Operating Activities

The cash used in operating activities for the twelve months ended December 31, 2013 is a result of our net loss offset by an increase in accounts payable and accrued expenses.

Investing Activities

The cash used in investment activities for the twelve months ended December 31, 2013 consists of the cash paid for the acquisition of China Motion of $4.2 million.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2013 consist of proceeds from the issuance of notes payable.

Off-Balance Sheet Arrangements

At December 31, 2013, we have no off-balance sheet arrangements.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the Consolidated Financial Statements included in this Report for the years ended December 31, 2013 and 2012.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. Allowance for doubtful accounts at December 31, 2013 and 2012 were $43,356 and $6,500, respectively.

Inventories

The inventory consists of finished goods ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is computed over the estimated useful lives of the respective assets, except leasehold improvements, which are amortized over the shorter of their useful life or the term of the lease.

The estimated useful lives of property, plant and equipment are as follows:

Equipment	5-10 years
Computer equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3 years

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

The accompanying Consolidated Financial Statements included in this Report have been prepared in conformity with GAAP, and contemplate our continuance as a going concern. Our independent registered accounting firm, in its report dated April __, 2014 has expressed substantial doubt about our ability to continue as a going concern. Our viability is dependent upon our ability to obtain future financing and the success of our future operations. We have incurred a net loss of $17,877,716 for the year ended December 31, 2013, a cumulative net loss of $325,397,511 since inception, a negative working capital of $49,650,613 and a stockholders' deficiency of $48,597,048.

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

To attain profitable operations, management had discontinued investment in projects with substantial negative cash requirements and is focusing on growing the revenue and improving the gross margins of our Hong Kong MVNO Network operations, which are already profitable and generate positive cash flow. We will continue to be dependent on outside capital to fund our projects and selling, general and administrative expenses for the foreseeable future. Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay, or abandon some or all of the projects.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a Smaller Reporting Company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide information required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and associated Notes are shown on pages F-1 through F-36, which appear at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For information regarding the changes in our independent registered public accounting firms, please refer to our Current Reports on Form 8-K filed July 8, 2010, March 3, 2011 and March 14, 2011, respectively.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) that are designed to insure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management team, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company’s management team, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. They concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Management’s Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with the authorization of our management team and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Audited Consolidated Financial Statements.

In view of identified material weaknesses on financial reporting of complex transactions, management has changed our internal controls to: (iv) require a dialogue between and among our Chief Executive Officer, our Chief Financial Officer, our qualified GAAP consultant, and our outside SEC counsel in every instance in which we are involved in a new type of transaction to insure that the data associated with that transaction is not misinterpreted and is properly stated in accordance with GAAP; (v) require significant additional substantive review of those areas described above; and (vi) perform additional analyses, including, but not limited to, a detailed Balance Sheet and Statement of Operations analytical review that compares changes from the prior period's Audited or Unaudited Financial Statements and analyzes all significant differences. These procedures were initiated so that our management team could gain assurance that the Audited or Unaudited Financial Statements and Notes included in this Report and Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Capital Stock

Increases, Decreases and Other Changes Regarding Capital Structure

2012 Increase in Authorized Common Stock. On March 28, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment of its Articles of Incorporation, which increased its authorized Series A Shares from 1 billion to 2 billion and its authorized Series B Shares from 100 million to 200 million, both effective March 28, 2012.

Reverse Stock Split. Effective July 23, 2012, the Company completed a 100 to 1 reverse stock split of: (i) issued Series A Shares; (ii) authorized Series A Shares; (iii) issued Series B Shares; and (iv) authorized Series B Shares. All share and per share information described in this Report that occurred prior to the effectiveness of the reverse stock split has been retroactively restated to reflect this reverse stock split.

2013 Increase in Authorized Common Stock / Amended and Restated Articles of Incorporation. On September 19, 2013, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State containing the following substantive changes to the Articles of Incorporation previously on file: (i) increasing the authorized Series A Shares from 1 billion to 10 billion; (ii) increasing the authorized Series B Shares from 100 million to 1 billion; (iii) withdrawing the designation of up to 20 million authorized shares of Series A Preferred Stock and instead treating such shares as undesignated Preferred Stock; (iv) prescribing that future amendments to the Company’s Articles of Incorporation may, to the maximum extent allowable by Nevada law, be approved by resolution of the Board and without necessity of approval by the Company’s shareholders (provided that future amendments which increase the number of authorized shares of any class or series of the Company’s capital stock for which there are shares outstanding will continue to require shareholder approval); and (v) electing not to be governed by certain provision of the Nevada Revised Statutes (“NRS”) governing “acquisition of a controlling interest” and/or “combinations with interested shareholders (collectively, “Action”).

Prior to each of the three corporate actions described above, the Company obtained the requisite approval of its shareholders by a resolution of the Company’s Board of Directors, a written consent by a majority of the voting power of the Company’s Commons Stock, the filing of a Preliminary Information Statement with the SEC, and the filing with the SEC and the mailing to shareholders of record of a Definitive Information Statement.

Attributes of Each Class and Series of Stock

Each Class and Series of our capital stock has a par value of $0.001. The other rights, preferences and attributes of our various classes and series of capital stock are as follows:

Series A Common Stock

The holders of Series A Shares are entitled to receive dividends as may be declared by our Board, are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs of our company, and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders of our Series A Shares are not entitled to preference as to dividends or interest, preemptive rights to purchase in new issuances of Series A Shares, preference upon liquidation or any other special rights or preferences.

The shareholders of our Series A Shares do not have cumulative voting rights. This means that the shareholders of more than 50% of such outstanding shares will not be able to elect of any of our Directors.

Series B Common Stock

The general attributes of our Series B Shares are:

Voting Rights. Each Series B Share is entitled to ten votes in all matters for any action that each Series A Share is entitled to vote.

Non Participatory. The holders of Series B Shares do not participate in any declared dividends for any class of stock.

Transferability. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer Series B Shares to a third party, or to grant proxies or voting rights with respect to Series B Shares.

Mandatory Redemption. Series B Shares will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes. As of December 31, 2013, the present value balance of liability for redemption of Series B Shares issued and outstanding is $81,083, which is the deemed fair value of the Series B Shares.

Preferred Shares

The Company has authorized 25 million shares of Preferred Stock, issuable from time to time in one or more series. Our Board is authorized to fix the dividend rights, dividend rate, voting rights, conversion rights, rights and terms of redemption and liquidation preferences of any wholly unissued series of preferred stock and the number of shares constituting any series and the designation thereof, of any of them.

Series B Preferred Stock

On December 14, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations of Preferences, Rights and Limitations of the Company’s Preferred Shares (“Certificate of Designations”). They are as follows:

Designation, Amount and Par Value. The Company had previously designated 20 million shares of its Preferred Stock as Series A Preferred Shares (this Designation was subsequently withdrawn by filing of Amended and Restated Articles of Incorporation described above). The December 14, 2012 Certificate of Designations covers 2,500 shares of the Company’s Preferred Stock designated as Series B Preferred Shares. The number of Series B Preferred Shares designated will not be increased without consent of the shareholders of Series B Preferred Shares that may be required by law.

Ranking. The Series B Preferred Shares will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (i) senior with respect to dividends and rights upon liquidation than shares of our Series A Shares; and (ii) junior to all existing and future indebtedness of the Company.

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

Dividends and Other Distributions. Shareholders are entitled to receive dividends on each outstanding Series B Preferred Share from its date of issuance at a rate equal to 2.50% per annum, based on a 365-day year, compounded annually. Dividends are payable as and if declared by our Board in its sole discretion. So long as any Series B Preferred Share is outstanding, no dividends or other distributions will be paid, delivered or set apart with respect to our Series A Shares unless accrued dividends are first paid to shareholders of all outstanding Series B Preferred Shares. No Series A Shares will be redeemed while any Series B Preferred Shares are outstanding.

Liquidation. Upon any Liquidation, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the shareholders of our Series A Shares, the shareholders of our Series B Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to the Company’s shareholders $10,000 per Series B Preferred Share, plus any accrued but unpaid dividends thereon (collectively “Series B Liquidation Value”).

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

Payment in Cash or Series A Shares. Upon the Company’s election to redeem any Series B Preferred Shares, the Company shall pay the Holder either the Corporation Redemption Price or the Early Redemption Price, as the case may be, in cash. The Company may pay dividends and any Embedded Derivative Liability, at its election, (i) in cash, or (ii) in Series A Shares registered under a current and effective S-1 Registration Statement, valued at 81.0% of the closing bid price of the Series A Shares on the date of delivery of the dividend or redemption payment, not to exceed the closing bid price on any trading day beginning 30 trading days prior to the applicable date of determination and ending 30 trading days after the applicable date of determination (“Equity Conditions Measuring Period”).

Conversion. Series B Preferred Shares may be converted into Series A Shares (“Conversion Shares”) at the option of a shareholder of any Series B Preferred Shares, or by the Company. Upon a conversion, the Company is required to issue a number of Conversion Shares equal to: (i) the Early Redemption Price; multiplied by (ii) the number of Series B Preferred Shares subject to conversion; divided by (iii) $0.20 per Series A Share (“Conversion Price”). Conversion rights are subject to a limitation that at no time shall the issuance of Conversion Shares, aggregated with all other Series A Shares then beneficially owned by a converting shareholder result in that shareholder owning more than 9.99% of all Series A Shares then outstanding (“Conversion Limitation”). As to a conversion by the Company, an additional Conversion Limitation is that the Company may not convert more than 30 Series B Preferred Shares during any Equity Conditions Measuring Period. The Company may convert Series B Preferred Shares only if the closing bid price of Series A Shares exceeds 300% of the Conversion Price for 20 consecutive trading days preceding the conversion. Each conversion by the Company is also subject to other “Equity Conditions” (as defined in the Certificate of Designations), including that a minimum of $3.0 million in aggregate trading volume has traded during the 20 trading days preceding the conversion.

Adjustments for Stock Splits. The Conversion Price and certain other variable metrics used in calculating the Embedded Derivative Liability are subject to upward or downward adjustment in the event of forward or reverse stock split of our Series A Shares, solely to maintain the proportionality intended under the Certificate of Designations.

Resignation of Members of the Board of Directors and the Chief Operating Officer; Elimination of the Positions of Chief Administrative Officer and Executive Vice-President, Legal

Effective May 16, 2013, Mario Alvarez and Kenneth L. Waggoner resigned as members of our Board of Directors. Neither resignation was the result of any disagreements with the Company on any matter relating to the Company’s operations or policies and practices. At this time the Company has no plan to fill the vacancies created and intends to operate with two Directors, George Alvarez and Colin Tay. This is in recognition of their effective control of the Company through their collective ownership or proxy to vote all of our Series B Shares outstanding that, in aggregate, exceed the voting power of all of our Series A Shares outstanding. In addition, effective the same day, Mario Alvarez submitted his resignation as the Company’s Chief Operating Officer in order to pursue other professional opportunities. His resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations or policies and practices. The resignation of Mario Alvarez has been accepted by the Board. George Alvarez will assume the duties and responsibilities of the Company’s Chief Operating Officer for the foreseeable future. In addition, the Company eliminated the position of Chief Administrative Officer, effective May 16, 2013. Accordingly, Isidoro Gutierrez no longer serves in that position. He remains an independent contractor for the Company with the title “Director of Administration.”

Effective November 13, 2013, Kenneth L. Waggoner resigned as Secretary, General Counsel, and Executive Vice-President, Legal in order to pursue other professional opportunities. Mr. Waggoner’s resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations or policies and practices. Kenneth Hobbs will assume the duties and responsibilities of the Company’s General Counsel and Secretary, in addition to his prior duties as Vice-President, Mergers & Acquisitions. The Company considers it unnecessary for its General Counsel to also hold the office of Vice-President, Legal, and has eliminated that position.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The name, age and position of our current and recently resigned Directors are set forth below:

Name	Age	Position(s)
George Alvarez	50	Chief Executive Officer
Colin Tay	48	President

Our Board of Directors has conducted most of its business by written consent; due to the geographic and time zone differential between Mr. Alvarez’s primary location in California and Mr. Tay’s primary location in Taiwan. However, the board members communicate frequently by phone or when their travel brings them together. Each of our Directors serves until his successor is elected and qualified. The sole committee of our Board of Directors is the Audit Committee.

Audit Committee

The Board of Directors has designated the Company’s Audit Committee to be the following individuals:

(i)	George Alvarez, Chief Executive Officer and Chairman of the Audit Committee; and

(ii)	Carlos Trujillo, Chief Financial Officer.

The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements. George Alvarez and Carlos Trujillo cannot be considered Audit Committee “financial experts” as defined in Item 407 of Regulation S-K. The Company does not presently have among its executive officers and Directors a person meeting these qualifications and, given our financial conditions, does not anticipate seeking an Audit Committee “financial expert” in the near future. However, the Audit Committee has engaged the services of an independent accountant with extensive public company accounting and audit committee experience as a consultant to provide advice to the Audit Committee.

Our Audit Committee had one Audit Committee meeting in 2013.

Executive Officers of the Company

Effective May 16, 2013, the Board adopted a resolution determining that, in light of the effective control of the Company exercised by directors George Alvarez and Colin Tay, through their ownership and/or proxy of Series B Shares in excess of the voting power of all outstanding Series A Shares, and the intention to maintain such control in the future, none of the other individuals who were previously identified as “Executive Officers” hold such high level policy decision making authority as to qualify as “Reporting Persons” under Section 16 of the Securities and Exchange Act of 1934, as amended (“1934 Act”), whether or not such individuals had voluntarily elected to report information called for under Section 16 of the 1934 Act. The Board determined that in light of his title as Chief Financial Officer, Carlos Trujillo was imputed such decision making authority despite limitations on his actual responsibilities. The Board therefore designated George Alvarez, Colin Tay, and Carlos Trujillo as Reporting Persons, and directed all other officers of the Company to refrain from making such decisions as would subject such officer to the reporting requirements of Section 16 of the 1934 Act.

Notwithstanding this decision of the Board, the following information is presented regarding both current and former officers who held any office during any part of 2013 and/or who voluntarily reported any information under Section 16 of the 1934 Act.

Name and Address	Age	Position
George Alvarez 5950 La Place Court, Suite 160 Carlsbad, California 92008	50	Chief Executive Officer
Colin Tay 2F, No. 86, Sec. 2 Fuxing South Road Taipei, Taiwan R.O.C.	48	President
Mario Alvarez 5950 La Place Court, Suite 160 Carlsbad, California 92008	53	Chief Operating Officer (until resignation May 16, 2013)
Kenneth L. Waggoner 5950 La Place Court, Suite 160 Carlsbad, California 92008	64	Executive Vice President Legal, General Counsel and Secretary (until resignation November 19, 2013)
Carlos A. Trujillo 5950 La Place Court, Suite 160 Carlsbad, California 92008	56	Chief Financial Officer
Isidoro Gutierrez 5950 La Place Court, Suite 160 Carlsbad, California 92008	60	Chief Administrative Officer (Director of Administration after May 16, 2013)
Kenneth Hobbs 5950 La Place Court, Suite 160 Carlsbad, California 92008	55	Vice President of Mergers and Acquisitions (General Counsel and Secretary after November 19, 2013)

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

Colin Tay was appointed a Director and President in June 2008.  He also is the sole owner and director of TCP.  From May 1992 through June 2009, Mr. Tay was the Chief Executive Officer of Trussnet ADC Co., Inc.  This company provides engineering and construction services in connection with commercial buildings, hotels, manufacturing facilities, and telecommunications facilities.  From June 1986 to March 1992, Mr. Tay was with YKK Architectural Products Pte. Co., Ltd. of Singapore and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division.  Prior to joining YKK, Mr. Tay was a quantity surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization.  Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional membership from the Chartered Institute of Building (United Kingdom) in 2000.  Mr. Tay provides expertise in conducting business in China and throughout Asia and the deployment and operation of broadband wireless telecommunications networks and related facilities.

Mario Alvarez was appointed a Director and Chief Operating Officer in June 2008. From 2002-2008, he provided consulting services to Trussnet Delaware and Trussnet USA Development Co. Inc., which was a company that constructed wireless telecommunications facilities throughout the United States. Mr. Alvarez was a co-founder of VelociTel and served as its Chairman and Chief Executive Officer from 1987 to 2002. He is a member of the American Institute of Architects, the National Council of Architectural Registration Boards and the Construction Specifications Institute.  He received his Architecture degrees from the University of Washington in 1983 and from the University of Idaho in 1987. Mr. Alvarez provided expertise in the deployment and operations of a wireless broadband telecommunications networks, including equipment procurement and management of subcontractors engaged in the deployment of the Chinacomm Network and other networks.

Kenneth L. Waggoner was appointed a Director and Executive Vice President Legal and General Counsel in January 2009 and Secretary in March 2009. From 2005 to 2007 Mr. Waggoner was the Chief Executive Officer of Foton Motors, Inc., a distributor of Chinese heavy equipment in the United States. From 2005 to 2008 he also functioned as the Vice President and General Counsel to Trussnet Delaware and all of its affiliated companies and to Euro Pacific Parts International, Inc., a distributor of aftermarket automobile parts in the United States. Mr. Waggoner was Of Counsel with the law firm Morgan, Lewis & Bockius, LLP from 2004 to 2005. From 2002 to 2004, he was Vice President and General Counsel of the Global Downstream operations of ChevronTexaco Company. From 1986 to 2002 Mr. Waggoner was a senior partner with the law firm of Brobeck, Phleger & Harrison. He was the Managing Partner of its Los Angeles office and served on both its Executive Committee and Policy Committee. Between 1973 until 1986, Mr. Waggoner was an Associate and then a Partner with the law firm of Lawler, Felix & Hall, where he served on the firms Executive Committee and was the Managing Partner of its Orange County Office. Mr. Waggoner received his J.D. degree with honors in 1973 from Loyola University School of Law in Los Angeles, California. He received his B.A. degree in Political Science with honors in 1970 from California State University at Long Beach. Mr. Waggoner provided expertise in all aspects of the legal affairs of a public company, including litigation management, governmental regulations, legal and regulatory due diligence, drafting of a wide variety of contracts, obtaining regulatory approvals, internal controls, SEC regulatory reporting and corporate governance.

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

Isidoro Gutierrez was appointed Chief Administrative Officer in June 2008 and Director of Administration in May 2013. From 2002 to 2008, he was Chief Administrative Officer of Trussnet Delaware. From 1987 to 2002, Mr. Gutierrez was the Chief Administrative Officer of VelociTel. He studied business administration at Loyola Marymount University in Los Angeles, California. Mr. Gutierrez provides expertise in labor and employment matters, as well as administrative matters related to the operation of a public company.

Kenneth Hobbs was appointed Vice President of Mergers and Acquisitions in June 2009 and General Counsel and Secretary in November 2013. Mr. Hobbs received his B.A. degree in Economics in 1982 and his J.D. degree in 1985, both from the University of Washington in Seattle.  Before joining the Company, he practiced law for 25 years with the law firm of Stafford Frey Cooper in Seattle.  His practice included assisting clients with the purchase, sale, and financing of businesses and assets in numerous industries including telecommunications, radio broadcast, vessel transportation and financial services, commercial real estate sales, purchases and leases, regulatory compliance for all aspects of doing business at the state and federal level, and commercial litigation. Mr. Hobbs provides expertise in mergers and acquisitions, expansion of the Company’s business opportunities, governmental regulations, legal, financial, technical and regulatory due diligence in connection with mergers and acquisitions and in drafting all contracts related thereto.

George Alvarez and Mario Alvarez are brothers. Isidoro Gutierrez is an uncle of both.

None of our Directors is an officer or director of a company registered under the Securities Exchange Act.

Code of Ethics

Effective November 19, 2010, our Board of Directors approved and adopted the Company’s Code of Business Conduct and Ethics (“Code”). The Code applies to every officer, director and employee of the Company world-wide.  The Code is posted on VelaTel’s website, www.velatel.com, under the tab “About VelaTel | Corporate Governance.” Paper copies of the Code are available to shareholders free of charge by written request to the Company at 5950 La Place Court, Suite 160, Carlsbad, California 92008, Attn: Kenneth Hobbs.

Section 16 (a) Beneficial Ownership Reporting Compliance

In the calendar year of 2013 and through the date of this Report, a total of fourteen untimely filings of the Form 4 were as follows:

(i)	Kenneth Hobbs had one untimely filing. On April 15, 2014, he was 456 days late as to the issuance of Series B Shares to him on January 14, 2013.

(ii)	Carlos Trujillo had three untimely filings. On April 15, 2014, he was 227 days, 171 days, and 21 days late, respectively, as to issuances of Series B Shares to him on August 30, 2013, October 25, 2013, and March 24, 2014 respectively.

(iii)	George Alvarez had five untimely filings. On March 26, 2013, he was 68 days late as to issuance of irrevocable proxies on January 14 and 15, 2013 granting him the right to vote Series B Shares that were issued to others. On April 15, 2014, he was 227 days, 171 days, and 21 days late, respectively, as to issuances of irrevocable proxies to him on August 30, 2013, October 25, 2013, and March 24, 2014 respectively, granting him the right to vote Series B Shares that were issued to others.

(iv)	Colin Tay had five untimely filings. On April 15, 2014, he was 572 days, 525 days, 227 days, 171 days, and 21 days late, respectively, as to issuances of Series B Shares to him on September 19, 2012, November 5, 2012, August 30, 2013, October 25, 2013, and March 24, 2014 respectively.

(v)	Isaac filed an SEC Form 3 on March 17, 2010 disclosing that it became a reporting person on December 9, 2009. During the years ended December 31, 2013 and 2012, the Company issued to or on behalf of Isaac a total of 339,594,690 and 23,026,605 Series A Shares, respectively, pursuant to the promissory notes between the Company and Isaac described in this Report. Isaac has not filed any SEC Form 4 disclosures as to any issuance after December 9, 2009. The Company is unable to determine whether Isaac remained a reporting person as of the date of any issuance, or how many Shares Isaac holds as of the date of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Effective April 1, 2010 and until January 15, 2012, our executive officers, who had previously served as independent contractors, became employees. Effective January 16, 2012 and throughout 2013, our executive officers again became independent contractors, pursuant to independent contractor agreements and at base compensation rates equal to the salaries described for the single semi-monthly pay period shown under the column “Salary” in the 2012 compensation table below.

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

SUMMARY EXECUTIVE COMPENSATION TABLES

2013 Compensation

Name and Principal Position	Salary(1)		Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other(1)	Total
2013 Compensation(1)
George Alvarez, Chief Executive Officer	$0		$0	$0	$0	$0	$0	$497,440	$497,440
Mario Alvarez, Chief Operating Officer (2)	$0		$0	$0	$0	$0	$0	$80,958	$80,958
Isidoro Gutierrez, Dir. Of Admin.(3)	$0		$0	$0	$0	$0	$0	$122,148	$122,148
Kenneth Hobbs, VP, Mergers & Acquisitions(3)	$0		$0	$0	$0	$0	$0	$72,920	$72,920
Colin Tay, President	$0		$0	$0	$0	$0	$0	$175,000	$175,000
Carlos Trujillo, Chief Financial Officer	$0		$0	$0	$0	$0	$0	$337,431	$337,431
Kenneth L. Waggoner, General Counsel(3)		$0	$0	$0	$0	$0	$0	$94,700	$94,700

(1)	During 2013, the Company accrued and/or paid officers both base compensation and reimbursement of expenses as independent contractors as cash payments (described in the column “Other”).
(2)	Mario Alvarez resigned from the Company May 16, 2013.
(3)	Compensation disclosed is through the date these individuals ceased to be Reporting Persons on May 16, 2013.

2012 Compensation

Name and Principal Position	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other(1)	Total
2012 Compensation(1)
George Alvarez, Chief Executive Officer	$14,583	$0	$0	$0	$0	$0	$0	$14,583
Mario Alvarez, Chief Operating Officer	$12,500	$0	$429,358	$0	$0	$0	$6,850	$448,708
Isidoro Gutierrez, Chief Admin. Officer	$10,417	$0	$608,837	$0	$0	$0	$18,650	$637,904
Kenneth Hobbs, VP, Mergers & Acquisitions	$10,000	$0	$285,132	$0	$0	$0	$98,615	$393,747
Oliver Schwarz, Exec. VP, Investor Relations(2)	$11,458	$0	$267,584	$0	$0	$0	$0	$279,042
Colin Tay, President	$0	$0	$0	$0	$0	$0	$0	$0
Carlos Trujillo, Chief Financial Officer	$11,458	$0	$437,206	$0	$0	$0	$12,036	$460,700
Kenneth L. Waggoner, General Counsel	$11,458	$0	$326,778	$0	$0	$0	$0	$338,236
(1)	Commencing January 16, 2012, the Company accrued and/or paid officers both base compensation and reimbursement of expenses as independent contractors, through a combination of (i) issuance of Series A Shares either unregistered or registered under SEC Form S-8 (described in the column “Stock Awards”), and (ii) cash payments (described in the column “Other”).
(2)	Oliver Schwarz resigned from the Company May 15, 2012

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Series A Common Shares or Units of Stock That Have Not Vested (#)	Market Value of Series A Common Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Series A Common Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Series A Common Shares, Units or Other Rights That Have Not Vested (#)
George Alvarez, Chief Executive Officer	0	0	0	$0	N/A	0	0	0	0
Mario Alvarez, Chief Operating Officer	0	0	0	$0	N/A	0	0	0	0
Isidoro Gutierrez, Dir. of Admin.	87,223	0	0	$13	07/15/21	0	0	0	0
Kenneth Hobbs, VP, Mergers & Acquisitions	18,462	0	0	$13	07/15/21	0	0	0	0
Colin Tay, President	30,000	0	0	$13	07/15/21	0	0	0	0

Carlos Trujillo, Chief Financial Officer	21,154	0	0	$13	07/15/21	0	0	0	0
Kenneth L. Waggoner, General Counsel	21,154	0	0	$13	07/15/21	0	0	0	0

Compensation of Directors

To date, we have not compensated our Directors for their services in their capacity as Directors.

Employment Agreements with Executive Officers and Directors

Until January 15, 2012, all executive officers, except Colin Tay, served as employees of the Company at the yearly salaries set forth above in this Item. 11 under the heading entitled “Compensation Discussion and Analysis.” Effective January 16, 2012, these individuals, except Colin Tay, continued to act as executive officers pursuant Independent Contractor Agreements at the same rate of compensation as the yearly salaries set forth above. During 2012, the compensation called for in the independent contractor agreements was paid utilizing a combination of cash payments and Series A Shares. During 2013, all compensation paid to executives was in the form of cash payments.

On April 1, 2011, but retroactive to an effective date of November 1, 2010, the Company entered into an Executive Employment Agreement with Colin Tay (“Tay Employment Agreement”) to compensate him at the annual rate of $350,000, to provide him with other employment benefits the Company may provide to its management team in the future and to issue him 66,909,088 shares of the Company’s Series B Common Stock. The term of the Tay Employment Agreement commenced on November 1, 2010 and ends on December 31, 2013; provided, however, that the term is automatically extended for one additional year on the anniversary of the commencement date and on each anniversary thereafter, unless, not less than 90 days prior to each such date, either Mr. Tay or the Company has given notice to the other that he or it does not wish to extend the term. During the term, Mr. Tay will serve as the President of the Company and will have such powers and duties as are normally inherent in such capacity in publicly held companies of similar size and character as the Company, or as may be prescribed by the Company’s Board of Directors. Although the term is retroactive, the issuance of the Series B Shares was not. The Series B Shares were issued on April 12, 2011.

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

2011 Stock Option and Incentive Plan

On May 10, 2011, the Company adopted the "China Tel Group, Inc. 2011 Stock Option and Incentive Plan. We did so pursuant to a resolution of our board of directors and pursuant to a majority written consent of the common stock shareholders. It was implemented pursuant to a definitive information statement filed with the SEC and mailed to the shareholders of our Common Stock.

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

Compensation Committee

Our Board of Directors temporarily serves as our Compensation Committee. Our Board adopted a Compensation Committee Charter.

All members of our Board of Directors were also officers during 2013. All members of our Board had one or more relationships requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers served as a director of another entity whose executive officers served on our board of directors, except that Colin Tay serves as both an executive officer of the Company and he is the sole owner and director of Trussnet Capital Partners (HK), Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report, the total number of shares of our Series A Common Stock, our Series B Common Stock, and our Series B Preferred Stock owned beneficially by each of our current and recently resigned Directors and executive officers, individually and as a group, and the owners of more than 5% of our total outstanding shares whose identity can be ascertained from SEC filings. The shareholders listed below have direct ownership of his/hers or its common shares and possesses sole voting and/or dispositive power with respect to their ownership. These holdings are as of the date as close as practicable to the date this Report is filed.

Name & Address of Owner (1)	Series	Amount (2)	% of Class	Total Votes (3)
Officers & Directors
George Alvarez	Series A	55,571	*	55,571
	Series B	0	*	1,663,309,090
				1,663,364,661
Isidoro Gutierrez	Series A	4,921,001	*	4,921,001
Kenneth Hobbs (5)	Series A	3,854,694	*	3,854,694
	Series B	20,220,606	6%	0	(4)
				3,854,694
Colin Tay (6)	Series A	685,061	*	685,061
	Series B	163,669,091	50%	1,636,690,910
				1,637,375,971
Carlos Trujillo	Series A	4,392,593	*	4,392,593
	Series B	145,220,606	44%	0	(4)
				4,392,593
Kenneth L. Waggoner	Series A	2,525,124	*	2,525,124
	Series B	220,605	*	0	(4)
				2,525,124
All Officers & Directors as a Group
	Series A	16,434,044	*	16,957,389
	Series B	184,330,908	100%	3,300,000,000	(4)
			52% (7)	3,316,957,389
Other Beneficial Owners of Greater Than 5%
Ironridge Global (8)	Series A	(9)	< 9.9%	0	(10)
	Series B Preferred (11)	285	100%	0
Isaac Organization (12)	Series A	(13)

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

(4) George Alvarez holds irrevocable proxies to vote (i) 22,220,606 Series B Shares owned by Kenneth Hobbs; (ii) 145,220,606 Series B Shares owned by Carlos Trujillo; (iii) 220,605 Series B Shares owned by Kenneth L. Waggoner, and (iv) 669,092 Series B Shares owned by 43 other shareholders of Series B Shares in the aggregate.

(5) Includes Series A Shares beneficially owned by an Individual Retirement Account of which Kenneth Hobbs is the beneficiary.

(6) Includes Series A Shares issued to TCP, of which Colin Tay is the sole shareholder and director, including Shares TCP has transferred to two investment funds of which Mr. Tay has a beneficial interest.

(7) Total voting power of officers and directors as a percentage of total voting power of the Company, taking into account ten to one voting power of Series B Shares.

(8) Includes the interests of both Ironridge Global (as to Series A Shares) and Ironridge Technology (as to Series B Preferred Shares).

(9) Ironridge Global has been issued a total of 539,595,000 Series A Shares in increments of 1,170,000, 2,225,000, 4,800,000, 2,800,000, 2,600,000, 9,000,000, 9,000,000, 10,000,000, 12,000,000, 20,000,000, 33,000,000, 55,000,000, 55,000,000, 80,000,000, 73,000,000 and 150,000,000 shares. As of each issuance, Ironridge Global has represented to us that the issuance in question will not cause the total Series A Shares owned by Ironridge Global to exceed 9.99% of the total Series A Shares that will then be issued and outstanding.

(10) Ironridge is contractually prohibited from voting any Series A Shares issued to it.

(11) Series B Preferred Shares have no voting rights.

(12) Includes Series A Shares issued to or on behalf of Isaac, of which Antonios Isaac is the sole shareholder.

(13) Isaac filed an SEC Form 3 on March 17, 2010 disclosing that it became a reporting person on December 9, 2009.  During the years ended December 31, 2013 and 2012, the Company issued to or on behalf of Isaac a total of 339,594,690 and 23,026,605 Series A Shares, respectively, pursuant to the promissory notes between the Company and Isaac described in this Report. Isaac has not filed any SEC Form 4 disclosures as to any issuance after December 9, 2009.  The Company is unable to determine whether Isaac remained a reporting person as of the date of any issuance, or how many Shares Isaac holds as of the date of this Report.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as indicated below, since January 1, 2012 there have been no transactions, nor are there any currently proposed transactions, to which we were or are to be a participant in which the amount involved exceeds $50,955(1% of the average of our total assets as of December 31, 2013 and December 31, 2012), and in which any Director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any series of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The Company has the following material related party transactions:

	2013	2012
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$0	$473
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	85,553	81,343
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated December 10, 2012, 10% per annum interest	200,000	200,000
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum, currently in default	188,795	447,306
Total	$674,348	$1,129,122

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	2013	2012
Advances to VelaTel	$2,269,472	$785,715
Advances to Gulfstream Seychelles	44,311	40,130
	$2,313,783	$825,845

Agreements with Related Parties

During the period ended December 31, 2013, and December 31, 2012, respectively, the Company has not been a party to any agreements with related parties:

Several of the Company’s former employees (now independent contractors) are related family members. Our Chief Executive Officer, George Alvarez, and our former Chief Operating Officer, Mario Alvarez, are brothers. Our Director of Administration, Isidoro Gutierrez, is the uncle of George and Mario Alvarez. Our Vice-President of Marketing, Ryan Alvarez, is the son of George Alvarez. Our Marketing Manager, Nathan Alvarez, is also the son of George Alvarez. Our file clerk, Stephanie Alvarez, is the daughter of George Alvarez. Our administrative assistant, Kimberly Alvarez, is the daughter-in-law of George Alvarez.

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

Audit Fees: This category includes the audit of our annual Financial Statements in connection with our Form 10-K Annual Reports, review of Financial Statements included in our Form 10-Q Quarterly Reports and services that are normally provided by our independent registered accounting firms related thereto. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim Financial Statements. The aggregate fees billed by the independent registered accounting firms for the period ended December 31, 2013 for professional services for the audit of our Financial Statements as of December 31, 2012 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $167,000 and $125,000 for 2013 and 2012, respectively.

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

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. We did not pay Kabani for tax compliance, tax advice, or tax planning services during 2013 or 2012.

All Other Fees: This category consists of fees for other miscellaneous items. We did not pay Kabani any other fees during 2013 and 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of documents either referred to in this Report or in prior Reports for which the transaction reported remains material to the Company’s operations or as a contingency or commitment. The exhibit list includes a reference to the specific prior Report where the same document was attached as an Exhibit to that Report. Reference in this Exhibit List to “the Company” refers to either VelaTel Global Communications, Inc. or its prior name, China Tel Group, Inc.

Exhibit Number	Description of each Exhibit
Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Reorganization and Merger Agreement, dated May 21, 2008, among the Company, Chinacomm Acquisition, Inc., Trussnet Nevada, and the stockholders of Trussnet Nevada [Incorporated by reference to the Company’s Report on Form 10-K filed May 15, 2009]
Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed June 9, 2006]
3.2	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed February 10, 2011]
3.3	Bylaws [Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-134883) filed June 9, 2006]
3.4	Amended Bylaws [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed on February 10, 2011]
3.5	Certificate of Amendment of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement filed on Schedule 14-C filed February 17, 2012
3.6	Certificate of Change amending Articles of Incorporation [Incorporated by reference to the Company’s Report on Form 8-K filed July 23, 2012]
3.7	Certificate of Amendment and Restatement of Articles of Incorporation [Incorporated by reference to the Company’s Information Statement on Schedule 14-C filed August 20, 2013]
Contracts Related to Equity, Debt, and Convertible Debt Instruments
10.01	Convertible Note Purchase Agreement, dated February 12, 2008 [Incorporated by reference to the Company’s Report on Form 10-K filed May 15, 2009]
10.02	Amended and Restated Convertible Note Purchase Agreement, dated November 17, 2008 [Incorporated by reference to the Company’s Report on Form 10-K filed May 15, 2009]
10.03	Line of Credit Loan Agreement and Promissory Note dated July 1, 2011 between the Company and Isaac [Incorporated by reference to the Company’s Report on Form 10-Q filed August 15, 2011]
10.04	Agreement to Extend and Increase First Line of Credit Loan Agreement and Promissory Note, To Cancel Stock Purchase Agreement, and To Grant Option in VN Tech Agreement, between the Company and Isaac, dated February 23, 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed February 29, 2012]
10.05	Second Line of Credit Loan Agreement and Promissory Note between the Company and Isaac, dated February 23. 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed February 29, 2012].
10.06	Promissory Note between the Company and Kevin J. Morrell Revocable Trust, dated February 24, 2012. [Incorporated by reference to the Company’s Report on Form 8-K filed February 29, 2012]
10.07	Line of Credit Promissory Note between the Company and Weal Group, Inc., dated March 5, 2012. [Incorporated by reference to the Company’s Report on Form 8-K filed March 9, 2012].
Contracts Related to Acquisition of Peru Subsidiary VelaTel Peru, S.A. (formerly Perusat, S.A.)
10.08	Stock Purchase Agreement, dated February 22, 2009, between Mario Octavio Navarro Alvarez and Rafael Isaias Samanez Zacarias, as sellers, and Gulfstream Seychelles, as buyer, regarding capital stock of Perusat, S.A. [Incorporated by reference to the Company’s Report on Form 10-K filed May 15, 2009]
Contracts Related to Sino Crossing Joint Venture
10.09	Subscription and Shareholder Agreement for “JV,” dated November 11, 2010, between the Company, Shanghai Ying Yue Network Technology Ltd.(“YYNT”), and Azur Capital SDN BHD (“Azur”) [Incorporated by reference to the Company’s Report on Form 8-K filed November 16, 2010]
10.10	Subscription and Shareholder Agreement for “New Co,” dated November 11, 2010, between the Company and Azur [Incorporated by reference to the Company’s Report on Form 8-K filed November 16, 2010]
10.11	Addendum to Subscription and Shareholder Agreement between Azur and the Company, dated December 2, 2011. [Incorporated by reference to the Company’s Report on Form 8-K filed December 9, 2011].
72

Contracts Related to VN Tech Joint Venture
10.12	Subscription and Shareholder Agreement between Shenzhen VN Technologies Co., Ltd (“VN Tech”) and the Company, dated April 1, 2011 [Incorporated by reference to the Company’s Report on Form 8-K filed April 6, 2011]
10.13	Amended and Restated Subscription and Shareholder Agreement for VN Tech between Gulfstream Seychelles, Luo Hongye and VN Tech. [Incorporated by reference to the Company’s Current on Form 8-K filed April 24, 2012].
Contracts related to NGSN
10.14	Exclusive Consulting and Technical Service Agreement between New Generation Special Network Co. Ltd (“NGSN”) and Gulfstream Seychelles, dated February 1, 2012.[Incorporated by reference to the Company’s Report on Form 8-K filed February 6, 2012].
10.15	Business Agreement with NGSN and the Company dated August 26, 2011. [Incorporated by reference on the Company’s Current Report on Form 8-K filed October 25, 2011].
Contracts related to Aerostrong
10.16	Business Agreement with Aerostrong Company Limited (“Aerostrong”) and the Company, dated November 11, 2011. [Incorporated by reference on the Company’s Report on Form 8-K filed November 14, 2011].
10.17	Strategic Cooperation Agreement between Aerostrong and Beijing Yunji, dated April 19, 2012. [Incorporated by reference on the Company’s Report on Form 8-K filed April 20, 2012]
Contracts related to Acquisition of Zapna, APS
10.18	Stock Purchase Agreement, dated April 3, 2012, between the Company., Gulfstream Seychelles and Zapna, ApS [Incorporated by reference to the Company’s Report on Form 8-K filed April 5, 2012]
Contracts related to Acquisition of Herlong Investments, Ltd. and its Subsidiaries, and Balkans Wireless Broadband Deployment
10.99	Business Cooperation Agreement between the Company and 7L Capital Partners Emerging Europe LP (7LCPEELP), Karlo Vlah, Durda Vlah, and Josip Vlah, dated December 6, 2011 [Incorporated by reference to the Company’s Report on Form 8-K filed December 9, 2011]
10.20	Equipment Contract and Purchase Order between Novi-Net and ZTE, dated May 10, 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed December 14, 2012]
10.21	Equipment Contract and Purchase Order between Montenegro Connect and ZTE, dated May 10, 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed December 14, 2012]
10.22	Software Contract and Purchase Order between Herlong and ZTE, dated May 10, 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed December 14, 2012]
Contracts Related to Sale of Stock and Assets of VelaTel Peru, S.A.
10.23	Share Purchase Agreement between Gulfstream Seychelles, Mario Navarro, and Rafael Samanez, as Sellers, First Global Projects Management, Inc., as Purchaser, and the Company, as Guarantor, for the Shares of VelaTel Peru S.A. and Go Movil Resources, S.A.C., dated August 16, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed August 19, 2013]
10.24	Loan Agreement between the Company and AQC, LLC, dated August 16, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed August 19, 2013]
10.25	Asset Purchase Agreement between VelaTel Peru, as Seller, and Inversiones Balesia, S.A.C., as Purchaser, for 30 Cellular Towers, dated August 16, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed August 19, 2013]
10.26	Mutual Warranty Agreement between VelaTel Peru and Inversiones Balesia, dated August 16, 2013 [Incorporated by reference to the Company’s Current Report on Form 10-Q filed August 19, 2013]
Contracts related to Acquisition of China Motion Telecom (HK) Limited, the Upgrade of its Core Telephony Network, and Roaming Agreement with Option to Purchase 25% of Shares
10.27	Stock Purchase Agreement for China Motion (“China Motion SPA”) between China Motion Telecom International, China Motion Holdings, China Motion InfoServices (collectively “China Motion Sellers”) and Gulfstream Seychelles, dated November 27, 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed November 27, 2012]
10.28	Corporate Guaranty by the Company of the obligations of Gulfstream Seychelles under China Motion SPA, dated November 27, 2012 [Incorporated by reference to the Company’s Report on Form 8-K filed November 27, 2012]
10.29	First Amendment to China Motion SPA, dated February 4, 2013 [Incorporated by reference to the Company’s Report on Form 8-K filed February 4, 2013]
10.30	Second Amendment to China Motion SPA, dated March 3, 2013 [Incorporated by reference to the Company’s Report on Form 8-K filed March 8, 2013]
10.31	Promissory Note of Gulfstream Seychelles to China Motion Sellers under China Motion SPA, dated March 3, 2013 [Incorporated by reference to the Company’s Report on Form 8-K filed March 8, 2013]
73

10.32	Stock Pledge Deed and Stock Escrow Agreement for China Motion Stock, dated March 3, 2013 [Incorporated by reference to the Company’s Report on Form 8-K filed March 8, 2013]
10.33	Notice of Arbitration of the Company and Gulfstream Seychelles against China Motion Sellers, dated July 20, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed August 19, 2013]
10.34	Deed of Settlement between the Company, Gulfstream Seychelles, and China Motion Sellers, dated October 28, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.35	Loan Agreement between the Gulfstream Seychelles, as Borrower, the Company, as Guarantor, and Xin Hua, as Lender for payment of amounts due China Motion Sellers, dated October 28, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.36	Share Charge between Gulfstream Seychelles and Xin Hua for pledge of China Motion shares as collateral for Xin Hua Loan Agreement, dated October 28, 2013. [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.37	Option Deed between Gulfstream Seychelles and Xin Hua for enforcement of security in the event of default under Xin Hua Loan Agreement, dated October 28, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.38	Turnkey Upgrade Equipment between the Company, China Motion Telecom (HK), Ltd., and New Host International Co., Ltd. (“New Host”), dated November 11, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.39	Sales Contract between China Motion, New Host, and ZTE, dated November 18, 2013 [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.40	Sales Contract between China Motion, New Host, and Niceuc Communication Co., Ltd., dated November 18, 2013. [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
10.41	Cooperation Agreement between China Motion and StarHub Mobile Pte, Ltd., dated December 2, 2013 [Incorporated by reference to the Company’s Report on Form 8-K filed December 2, 2013]
10.42	Amended Loan Agreement between the Company and AQC, LLC, dated December 13, 2013 [Incorporated by reference to the Company’s Report on Form 8-K filed December 17, 2013]
10.43	Deed of Release from Xin Hua to Gulfstream Seychelles acknowledging payment in full of Xin Hua Loan Agreement, dated February 28, 2014 [Incorporated by reference to the Company’s Report on 8-K filed March 5, 2014]
10.44	Loan Agreement between Gulfstream Seychelles and Tai Chun-ya, dated January 20, 2014 [Incorporated by reference to the Company’s Report on Form 8-K filed March 5, 2014]
10.45	Second Amended Loan Agreement between the Company and AQC, LLC, dated March 4, 2014 [Incorporated by reference to the Company’s Report on Form 8-K filed March 5, 2014]
10.46	Promissory Note between China Motion and AQC, LLC, dated March 4, 2014 [Incorporated by reference to the Company’s Report on Form 8-K filed March 5, 2014]
10.47	Security Agreement from China Motion to AQC, LLC, as security for repayment of promissory note, dated March 4, 2014 [Incorporated by reference to the Company’s Report on Form 8-K filed March 5, 2014]
10.48	Warrant to Purchase Common Shares from China Motion to AQC, LLC, dated March 4, 2014 [Incorporated by reference to the Company’s Report on Form 8-K filed March 5, 2014]
Contracts related to Sale of Stock of Zapna
10.49	Stock Purchase Agreement between Gulfstream Seychelles and Aerial Investments, LLC, dated September 30, 2013. [Incorporated by reference to the Company’s Report on Form 10-Q filed November 19, 2013]
Certifications filed with this Report on Form 10-K for the Period Ended December 31, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

74

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VelaTel Global Communications, Inc.
Date: May 14, 2014	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of Registrant and in the identified capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer	May 14, 2014
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	May 14, 2014
Carlos Trujillo

75

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VelaTel Global Communications, Inc.

We have audited the accompanying consolidated balance sheets of VelaTel Global Communications, Inc. and its subsidiaries (“the Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, deficiency and cash flows for the years ended December 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of the Company, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  The Company has incurred a net loss of $17,877,716 for the year ended December 31, 2013, cumulative losses of $325,397,511 as of December 31, 2013 a negative working capital of $49,650,613 and a stockholders’ deficiency of $48,597,048.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

May 12, 2014

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$897,993	$207,903
Accounts receivable, net of provision for doubtful accounts of $43,356 as of December 31, 2013	1,165,592	–
Inventory, net	61,219	–
Prepaid expenses and other current assets	287,660	–
Assets held for sale/discontinued operations	1,013,506	6,461,187
Total current assets	3,425,970	6,669,090

Property, plant and equipment, net of accumulated depreciation of $31,585 and $46,493 as of December 31, 2013 and 2012, respectively	273,280	66,539

Other assets:
Intangible assets, net of accumulated amortization of $34,664 as of December 31, 2013	588,911	–
Deposits	272,457	630,730
Total other assets	861,368	630,730

Total assets	$4,560,618	$7,366,359

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$13,863,249	$12,203,757
Due to officers and related parties	2,313,783	825,845
Unearned revenue	824,958	–
Notes payable, related party	674,348	929,122
Notes payable, current portion	9,014,316	7,025,921
Convertible debentures, net	750,904	298,923
Notes payable, other	821,735	821,735
Derivative liability	18,058,465	6,393,863
Liabilities of discontinued operations	6,754,825	15,422,191
Total current liabilities	53,076,583	43,921,357

Mandatory redeemable Series B common stock; $0.001 par value, 1,000,000,000 shares authorized, 130,000,000 and 20,000,000 issued and outstanding as of December 31, 2013 and 2012, respectively,	81,083	11,870

Total liabilities	53,157,666	43,933,227

Stockholders' deficiency:
Preferred stock, Series B; $0.001 par value, 2,500 shares authorized, 285 and 120 shares issued and outstanding as of December 31, 2013 and 2012, respectively	–	–
Common stock:
Series A common stock; $0.001 par value, 10,000,000,000 shares authorized, 1,416,234,340 and 105,153,206 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1,416,234	105,153
Additional paid in capital	276,734,713	263,199,856
Common stock in escrow	(178,664)	(178,664)
Accumulated other comprehensive loss	(67,800)	(69,398)
Accumulated deficit	(325,397,511)	(298,347,524)
Total Velatel Global Communications, Inc.'s stockholders' deficiency	(47,493,028)	(35,290,577)

Non controlling interest	(1,104,020)	(1,276,291)

Total deficiency	(48,597,048)	(36,566,868)

Total liabilities and deficiency	$4,560,618	$7,366,359

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

REVENUE	$1,926,129	$–
Cost of revenue	1,238,804	–
Gross profit	687,325	–

OPERATING EXPENSES:
Selling, general and administrative expenses	6,327,554	9,832,797
Impairment of investments	6,387,100	3,919,000
Depreciation and amortization	93,548	24,550
Total operating expenses	12,808,202	13,776,347

Net loss from operations	(12,120,877)	(13,776,347)

OTHER INCOME (EXPENSES):
Other income	165,157	31
Loss on settlement of debt	(9,115,414)	(10,820,537)
Loss on foreign currency transactions	(2,593)	(524)
Loss on change in fair value of debt derivative	(432,566)	(4,039,616)
Interest expense	(2,378,055)	(1,340,890)
Management fee income from related party	953,237	–
Bargain purchase gain of China Motion	856,751	–
Total other income (expense)	(9,953,483)	(16,201,536)

Loss from continuing operations	(22,074,360)	(29,977,883)

Discontinued operations:
Loss from operations of discontinued operation	(1,340,957)	(15,623,409)
Gain on disposition of discontinued operation	5,537,601	–
Net loss	(17,877,716)	(45,601,292)

(Income) loss attributed to non controlling interest	(172,271)	2,448,085

NET LOSS ATTRIBUTABLE TO VELATEL GLOBAL COMMUNICATIONS, INC.	$(18,049,987)	$(43,153,207)

Net loss per common share (basic and fully diluted) - continuing operations	$(0.05)	$(0.98)
Net income (loss) per common share (basic and fully diluted) - discontinued operations	$0.01	$(0.55)
Weighted average number of shares outstanding, basic and fully diluted	482,018,361	28,213,128

Comprehensive Loss:
Net loss	$(17,877,716)	$(45,601,292)
Foreign currency translation gain (loss)	1,598	(69,398)
Comprehensive loss:	(17,876,118)	(45,670,690)
Comprehensive gain (loss) attributable to the non controlling interest	(172,271)	2,448,085
Comprehensive loss attributable to Velatel Global Communications, Inc.	$(18,048,389)	$(43,222,605)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	VELATEL GLOBAL COMMUNICATIONS, INC.
	Preferred stock		Common stock		Common	Additional		Other		Non
	Series B		Series A		Stock	Paid in	Prepaid	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deposit	Income (Loss)	Deficit	Interest	Deficiency

Balance, December 31, 2011	–	$–	6,672,115	$6,672	$–	$244,043,954	$(178,664)	$–	$(253,660,984)	$(139,816)	$(9,928,838)

Issuance of Series B preferred stock for deposit	120	600,000	–	–	–	–	–	–	–	–	600,000
Beneficial conversion feature associated with Series B preferred stock	–	(600,000)	–	–	–	–	–	–	(1,533,333)	–	(2,133,333)
Issuance of Series A common stock in exchange for convertible debentures and related interest	–	–	16,326	16	–	154,108	–	–	–	–	154,124
Issuance of Series A common stock in settlement of accounts payable	–	–	37,385,654	37,386	–	11,645,572	–	–	–	–	11,682,958
Issuance of Series A common stock in settlement of debt	–	–	60,848,955	60,849	–	2,348,274	–	–	–	–	2,409,123
Issuance of Series A common stock for settlement	–	–	63,489	63	–	196,752	–	–	–	–	196,815
Issuance of Series A common stock for investment in Zapna	–	–	66,667	67	–	199,933	–	–	–	–	200,000
Issuance of Series A common stock for investment in VN Tech	–	–	100,000	100	–	223,900	–	–	–	–	224,000
Value of warrants issued	–	–	–	–	–	4,387,363	–	–	–	–	4,387,363
Other comprehensive loss and foreign currency translation loss	–	–	–	–	–		–	(69,398)	–	–	(69,398)
Acquisition of Hurlong and Zapna	–	–		–	–		–	–	–	1,311,610	1,311,610
Net loss	–	–	–	–	–	–	–	–	(43,153,207)	(2,448,085)	(45,601,292)

Balance, December 31, 2012	120	–	105,153,206	105,153	–	263,199,856	(178,664)	(69,398)	(298,347,524)	(1,276,291)	(36,566,868)

Issuance of Series B preferred stock	165	900,000	–	–	–	–	–	–	–	–	900,000
Beneficial conversion feature associated with Series B preferred stock	–	(900,000)	–	–	–	–	–	–	(9,000,000)	–	(9,900,000)
Issuance of Series A common stock in settlement of accounts payable	–	–	23,384,967	23,385	–	263,742	–	–	–	–	287,127
Issuance of Series A common stock in settlement of debt	–	–	1,287,696,167	1,287,696	–	8,356,954	–	–	–	–	9,644,650
Other comprehensive loss and foreign currency translation loss	–	–	–	–	–		–	1,598	–	–	1,598
Value of warrants issued	–	–	–	–	–	4,914,161	–	–	–	–	4,914,161
Net loss	–	–	–	–	–	–	–	–	(18,049,987)	172,271	(17,877,716)

Balance, December 31, 2013	285	$–	1,416,234,340	$1,416,234	$–	$276,734,713	$(178,664)	$(67,800)	$(325,397,511)	$(1,104,020)	$(48,597,048)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,877,716)	$(45,601,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	738,404	760,951
Impairment of investments	6,387,100	3,919,000
Impairment of assets	35,163	10,286,459
Amortization of debt discounts	1,149,817	–
(Gain) loss on settlement of debt	9,115,414	10,822,764
(Gain) loss on change in fair value of debt derivative	432,566	4,039,616
Allowance for (recovery of) bad debts	52,851	3,337
Gain on sale of subsidiary	(5,537,601)	–
Bargain purchase gain of China Motion	(856,751)	–
(Increase) decrease in:
Accounts receivable	768,430	(49,954)
Inventory	702	(132,581)
Prepaid expenses and other current assets	(220,975)	1,069,837
Increase (decrease) in:
Accounts payable and accrued liabilities	3,340,237	12,555,857
Unearned revenue	9,008	–
Net cash used in operating activities	(2,463,351)	(2,326,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(211,659)	(1,782,755)
Purchase of intangible assets	(7,554)	(92,660)
Proceeds from the sale of subsidiary	1,259,791	–
Cash paid for China Motion	(4,163,000)	(669,061)
Cash received with acquistions	848,654	663,226
Net cash used in investing activities	(2,273,768)	(1,881,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on advances from officers	1,487,383	540,948
Proceeds from issuance of convertible notes	784,500	–
Proceeds from issuance of notes payable	2,265,000	2,631,317
Proceeds from issuance of Series B preferred stock	900,000	–
Proceeds from issuance of notes payable, related party	–	1,116,714
Payments on notes payable	–	(8,158)
Payments on notes payable, related party	(10,750)	(24,527)
Net cash provided by financing activities	5,426,133	4,256,294

Effect of currency rate change on cash	1,076	(24,592)

Net increase in cash and cash equivalents	690,090	24,446

Cash and cash equivalents, beginning of the period	207,903	183,457
Cash and cash equivalents, end of the period	$897,993	$207,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$–	$–
Cash paid during the period for taxes	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$9,931,777	$14,443,020
Common stock issued for acquisitions	$–	$424,000
Common stock issued for investment	$–	$224,000
Note payable issued for equipment	$–	$5,501,870

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VELATEL GLOBAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Attributes of Each Class and Series of Stock

Each Class and Series of the Company’s capital stock has a par value of $0.001. The other rights, preferences and attributes of each class and series of capital stock are as follows:

Series A Common Stock

The holders of Series A Shares are entitled to receive dividends as may be declared by the Company’s Board, are entitled to share ratably in all of the Company assets available for distribution upon winding up of the affairs of the Company, and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The holders of Series A Shares are not entitled to preference as to dividends or interest, preemptive rights to purchase in new issuances of Series A Shares, preference upon liquidation or any other special rights or preferences.

The holders of Series A Shares do not have cumulative voting rights.

Series B Common Stock

Voting Rights. Each Series B Share is entitled to ten votes in all matters for any action that each Series A Share is entitled to vote.

Non Participatory. The holders of Series B Shares do not participate in any declared dividends for any class of stock.

Transferability. The consent of 80% of the issued and outstanding Series B Shares is required in order to sell, assign or transfer Series B Shares to a third party, or to grant proxies or voting rights with respect to Series B Shares.

Mandatory Redemption. Series B Shares will be redeemed in 2023 at par value $0.001 per share, and is therefore classified outside of equity for reporting purposes.  As of the date of this Report, the present value balance of liability for redemption of Series B Shares issued and outstanding is $81,083, which is the deemed fair value of the Series B Shares.

Preferred Shares

The Company has authorized 25 million shares of Preferred Stock, issuable from time to time in one or more series. The Company’s Board is authorized to fix the dividend rights, dividend rate, voting rights, conversion rights, rights and terms of redemption and liquidation preferences of any wholly unissued series of preferred stock and the number of shares constituting any series and the designation thereof, of any of them.

Series B Preferred Stock

On December 14, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations of Preferences, Rights and Limitations of the Company’s Preferred Shares (“Certificate of Designations”). They are as follows:

Designation, Amount and Par Value. The Company had previously designated 20 million shares of its Preferred Stock as Series A Preferred Shares (this Designation was subsequently withdrawn by filing of Amended and Restated Articles of Incorporation described above). The December 14, 2012 Certificate of Designations covers 2,500 shares of the Company’s Preferred Stock designated as Series B Preferred Shares. The number of Series B Preferred Shares designated will not be increased without consent of the shareholders of Series B Preferred Shares that may be required by law.

Ranking. The Series B Preferred Shares will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (i) senior with respect to dividends and rights upon liquidation than shares of the Company’s Series A Shares; and (ii) junior to all existing and future indebtedness of the Company.

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

Dividends and Other Distributions. Shareholders are entitled to receive dividends on each outstanding Series B Preferred Share from its date of issuance at a rate equal to 2.50% per annum, based on a 365-day year, compounded annually. Dividends are payable as and if declared by our Board in its sole discretion. So long as any Series B Preferred Share is outstanding, no dividends or other distributions will be paid, delivered or set apart with respect to Series A Shares unless accrued dividends are first paid to shareholders of all outstanding Series B Preferred Shares. No Series A Shares will be redeemed while any Series B Preferred Shares are outstanding.

Liquidation. Upon any Liquidation, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the shareholders of Series A Shares, the holders of Series B Preferred Shares will be entitled to be paid out of the Company’s assets available for distribution to the Company’s shareholders $10,000 per Series B Preferred Share, plus any accrued but unpaid dividends thereon (collectively “Series B Liquidation Value”).

Redemption. The Company may redeem any whole number or all of its Series B Preferred Shares at any time 18 years after each issuance date at a “Corporation Redemption Price” equal to the Series B Liquidation Value. Prior to 18 years after each issuance date, the Company may redeem any whole number or all of the Series B Preferred Shares at a price per share (“Early Redemption Price”) equal to the sum of the following: (i) 100% of the Corporate Redemption Price; plus (ii) the Embedded Derivative Liability (as defined in the Certificate of Designations); less (iii) any dividends that have been paid. In addition, if the Company Liquidates or engages in any Deemed Liquidation Event, it must redeem all Series B Preferred Shares at the Early Redemption Price.

Payment in Cash or Series A Shares. Upon the Company’s election to redeem any Series B Preferred Shares, the Company shall pay the holder either the Corporation Redemption Price or the Early Redemption Price, as the case may be, in cash. The Company may pay dividends and any Embedded Derivative Liability, at its election, (i) in cash, or (ii) in Series A Shares registered under a current and effective S-1 Registration Statement, valued at 81.0% of the closing bid price of the Series A Shares on the date of delivery of the dividend or redemption payment, not to exceed the closing bid price on any trading day beginning 30 trading days prior to the applicable date of determination and ending 30 trading days after the applicable date of determination (“Equity Conditions Measuring Period”).

Conversion. Series B Preferred Shares may be converted into Series A Shares (“Conversion Shares”) at the option of a shareholder of any Series B Preferred Shares, or by the Company. Upon a conversion, the Company is required to issue a number of Conversion Shares equal to: (i) the Early Redemption Price; multiplied by (ii) the number of Series B Preferred Shares subject to conversion; divided by (iii) $0.20 per Series A Share (“Conversion Price”). Conversion rights are subject to a limitation that at no time shall the issuance of Conversion Shares, aggregated with all other Series A Shares then beneficially owned by a converting shareholder result in that shareholder owning more than 9.99% of all Series A Shares then outstanding (“Conversion Limitation”). As to a conversion by the Company, an additional Conversion Limitation is that the Company may not convert more than 30 Series B Preferred Shares during any Equity Conditions Measuring Period. The Company may convert Series B Preferred Shares only if the closing bid price of Series A Shares exceeds 300% of the Conversion Price for 20 consecutive trading days preceding the conversion. Each conversion by the Company is also subject to other “Equity Conditions” (as defined in the Certificate of Designations), including that a minimum of $3.0 million in aggregate trading volume has traded during the 20 trading days preceding the conversion.

Adjustments for Stock Splits. The Conversion Price and certain other variable metrics used in calculating the Embedded Derivative Liability are subject to upward or downward adjustment in the event of forward or reverse stock split of Series A Shares, solely to maintain the proportionality intended under the Certificate of Designations.

Increases, Decreases and Other Changes Regarding Capital Structure

2012 Increase in Authorized Common Stock. On March 28, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment of its Articles of Incorporation, which increased its authorized Series A Shares from 1 billion to 2 billion and its authorized Series B Shares from 100 million to 200 million, both effective March 28, 2012.

Reverse Stock Split. Effective July 23, 2012, the Company completed a 100 to 1 reverse stock split of: (i) issued Series A Shares; (ii) authorized Series A Shares; (iii) issued Series B Shares; and (iv) authorized Series B Shares. All share and per share information described in this Report that occurred prior to the effectiveness of the reverse stock split has been retroactively restated to reflect this reverse stock split.

2013 Increase in Authorized Common Stock / Amended and Restated Articles of Incorporation. On September 19, 2013, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State containing the following substantive changes to the Articles of Incorporation previously on file: (i) increasing the authorized Series A Shares from 1 billion to 10 billion; (ii) increasing the authorized Series B Shares from 100 million to 1 billion; (iii) withdrawing the designation of up to 20 million authorized shares of Series A Preferred Stock and instead treating such shares as undesignated Preferred Stock; (iv) prescribing that future amendments to the Company’s Articles of Incorporation may, to the maximum extent allowable by Nevada law, be approved by resolution of the Board and without necessity of approval by the Company’s shareholders (provided that future amendments which increase the number of authorized shares of any class or series of the Company’s capital stock for which there are shares outstanding will continue to require shareholder approval); and (v) electing not to be governed by certain provision of the Nevada Revised Statutes (“NRS”) governing “acquisition of a controlling interest” and/or “combinations with interested shareholders (collectively, “Action”).

Prior to each of the three corporate actions described above, the Company obtained the requisite approval of its shareholders by a resolution of the Company’s Board of Directors, a written consent by a majority of the voting power of the Company’s Commons Stock, the filing of a Preliminary Information Statement with the SEC, and the filing with the SEC and the mailing to shareholders of record of a Definitive Information Statement.

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

The Consolidated Financial Statements include the accounts of the Company, and the following wholly owned and majority owned subsidiaries:

Trussnet USA, Inc., a Nevada corporation (“Trussnet Nevada”) (100% ownership)

Gulfstream Capital Partners, Ltd., a Republic of Seychelles corporation (“Gulfstream Seychelles”) (100% ownership)

Gulfstream Capital Partners, Ltd., a Cayman Island corporation (“Gulfstream Cayman”) (100% ownership)

Beijing Yunji Technology Co., Ltd., a Peoples Republic of China corporation (“Beijing Yunji”) (100% ownership)

NGSN Communications Network (HK), Ltd. a Hong Kong corporation (“NGSN HK”) (100% ownership)

VelaTel Peru, S.A., formerly known as “Perusat, S.A.,” a Peru corporation (“VelaTel Peru”) (95% ownership)

Herlong Investments, Ltd., a Cyprus corporation, (“Herlong”) (75% ownership)

Novi-Net, d.o.o., a Croatia corporation (“Novi-Net”) (75% ownership)

Novi-Net Mobile, d.o.o., a Croatia corporation (“Novi-Net Mobile”) (75% ownership)

Montenegro Connect, d.o.o., a Montenegro corporation (“Montenegro Connect”) (75% ownership)

Zapna, ApS, a Denmark corporation (“Zapna”) (75% ownership)

China Motion Telecom (HK), Ltd., a Hong Kong corporation (“China Motion”) (100% ownership)

All significant intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of 2012, the Company commenced its planned operations when it commercially launched its first wireless broadband telecommunications network in Peru.  Prior to that and from the Company’s inception, it was a development stage company as defined by the ASC subtopic 915 Development Stage Entities.  The Company accumulated a deficit during its development stage of $253,600,984. Effective January 1, 2012, the Company is no longer a Development Stage Entity.

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

Accounting For Bad Debt and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable.  Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis.  Allowance for doubtful accounts at December 31, 2013 was $43,356. Allowance for doubtful accounts at December 31, 2012 was $6,500, which is included in the loss from discontinued operations in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.

Inventories

The inventory consists of finished goods ready for resale purposes.  The Company purchases the merchandise on delivered duty paid basis.  Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses.  Depreciation is computed over the estimated useful lives of the respective assets, except leasehold improvements, which are amortized over the shorter of their useful life or the term of the lease.

The estimated useful lives of property, plant and equipment are as follows:

Equipment	5-10 years
Computer equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3 years

The Company evaluates the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Depreciation and amortization for the years ended December 31, 2013 and 2012 are $58,884 and $24,550, respectively.

Property, plant and equipment at December 31, 2013 and 2012 is as follows:

	2013	2012
Equipment	$50,997	$86,265
Computer Equipment	73,554	26,767
Furniture & Fixtures	30,659	0
Leasehold Improvements	149,655	0
	304,865	113,032
Accumulated depreciation	(31,585)	(46,493)
	$273,280	$66,539

Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment.  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended December 31, 2013, no impairment was recorded. During the year ended December 31, 2012, the Company evaluated the recoverability of its long-lived assets and took a write down of $7,001,870, which is included in the loss from discontinued operations in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.

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

The Company accounts for and reports acquired goodwill and other intangible assets under ASC subtopic 350-10, Intangibles, Goodwill and Other.  In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations. During the year ended December 31, 2012, the Company evaluated the recoverability of its intangible assets and took an impairment charge of $273,048 (included in the loss from discontinued operations in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss), which represents the entire goodwill balance generated from the Zapna acquisition.

Functional Currency

A majority of the transactions of VelaTel Peru are in US Dollars; accordingly, this subsidiary’s functional currency is the US Dollar. The accounts of Zapna are maintained in Danish Kroner, the accounts of Novi-Net and Novi-Net Mobile are maintained in Croatian Kuna, the accounts of Herlong and Montenegro Connect are maintained in the Euro, and the accounts of China Motion are maintained in Hong Kong Dollars. The accounts of these foreign subsidiaries were translated into US Dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at historical rates and statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Advertising Costs

Advertising costs, which are included in selling, administrative and general, are expensed as incurred.   Advertising costs for the twelve months ended December 31, 2013 and 2012 were not significant.

Net Loss Per Share

The Company has adopted ASC subtopic 260-10, Earnings Per Share.  This requires the computation, presentation and disclosure requirements of earnings per Share information.  Basic earnings per Share have been calculated based upon the weighted average number of Shares outstanding.  Stock options and warrants, preferred stock and convertible debentures have been excluded as common stock equivalents in the diluted earnings per Share, because they are anti-dilutive.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2     GOING CONCERN MATTERS

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $17,877,716 for the twelve months ended December 31, 2013.  In addition, the Company had negative working capital of $49,650,613 and a total deficiency of $48,597,048 as of December 31, 2013.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods.  The Company has not realized material revenue since its commenced doing business in the telecommunications sector, and it is not without doubt that it will be successful in generating revenues in the future.

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

NOTE 3     INVESTMENTS

Sino Crossings Joint Venture

On November 11, 2010, the Company entered into two related Subscription and Shareholder Agreements, collectively the “Sino Crossings Agreements.”  The first agreement is between three parties: (1) Shanghai Ying Yu Network Technology Ltd., a PRC limited liability company (“YYNT”); (2) Azur Capital SDN BHD, a Brunei company (“Azur”); and (3) the Company. The second agreement is between Azur and the Company. Under the Sino Crossings Agreements, the parties will each contribute certain defined resources in order to upgrade existing installed, but unimproved by infrastructure equipment, fiber optic cable located in China with engineering services and equipment that will make it suitable for transmission of data and to charge market rate transport fees to telecommunications operators who use the lit fiber comprising the “Sino Crossings Network.” On December 2, 2010, the Company issued to Azur 90,000 Series A Shares valued at $1,440,000. On December 2, 2011, the Company and Azur amended their agreement to require Azur to undertake additional duties. On that same date, the Company issued to Azur 150,000 additional Series A Shares valued at $1,245,000.

During the year ended December 31, 2012, the Company wrote off its entire investment in the Sino Crossings joint venture of $2,661,000, which is included in “impairment of investments” in the accompanying Consolidated Statements of Operations.

Further discussion of a dispute between the Company and Azur that is subject to a pending arbitration is found in Note 15, Contingencies and Commitments, and developments in the arbitration occurring after the year ended December 31, 2013 are described in Note 20, Subsequent Events.

VN Tech Fuel Cell Business

On April 1, 2011, Shenzhen VN Technologies Co., Ltd, a PRC corporation (“VN Tech”), and VN Tech’s sole shareholder, Luo Hongye (“Luo”), entered into a Subscription and Shareholder Agreement (“VN Tech Shareholder Agreement”) with Gulfstream Seychelles. Under the VN Tech Shareholder Agreement, the parties were to form a series of entities, including a Cayman Island parent company, a Hong Kong wholly owned subsidiary of the Cayman company and a PRC wholly owned subsidiary of the Hong Kong company that also qualified as a wholly owned foreign enterprise (“WOFE”) under PRC law. The Company was required to subscribe to 51% and VN Tech to 49% of the equity interest of the entities comprising the joint venture. VN Tech was to assign to the WOFE its tangible and intangible assets associated with hydrogen fuel cell systems, for which the Company was to pay VN Tech 50,000 Series A Shares. The parties subsequently formed the Hong Kong company contemplated under the VN Tech Shareholder Agreement, VN Tech Investment, Ltd. (HK), a Hong Kong corporation.  The parties then began the process of forming the Cayman Island corporation under the name VN Tech Investment, Ltd., a Cayman Island corporation (“VN Tech Cayman”).

On April 22, 2012, Gulfstream Seychelles and the Company entered into an Amended and Restated VN Tech Subscription and Shareholder Agreement with VN Tech and Luo (“VN Tech Amended Shareholder Agreement”). Under the VN Tech Amended Shareholder Agreement, the parties deemed it no longer necessary to form a WOFE in connection with this transaction. Instead, VN Tech will now become the wholly owned subsidiary of VN Tech HK, which in turn will become a wholly owned subsidiary of VN Tech Cayman. Under the VN Tech Amended Shareholder Agreement, the Company’s equity interest in the entities comprising the joint venture has been increased from 51% to 75%, and Luo is subscribing to the remaining 25% in the entities directly instead of through VN Tech.  In addition, under the VN Tech Amended Shareholder Agreement, the consideration the Company is paying Luo instead of VN Tech was increased from 50,000 shares to 100,000 Series A Shares. On April 22, 2012, the Company issued 100,000 Series A Shares to Luo valued at $224,000 pursuant to the VN Tech Amended Shareholder Agreement.

During the year ended December 31, 2012, the Company wrote off its entire investment in the VN Tech joint venture of $224,000, which is included in “impairment of investments” in the accompanying Consolidated Statements of Operations.

NOTE 4     INTANGIBLE ASSETS

Intangible assets at December 31, 2013 are comprised of the following:

Customer list	$238,108
Telecom licenses	385,467
623,575
Accumulated amortization	(34,664)
$588,911

For the years ending December 31, 2013, the Company recorded amortization of $34,664 as a charge to current period operations.

Amortization expense for the years ending December 31, 2013 to 2016 is as follows:

Year Ending December 31,
2014	$207,858
2015	207,858
2016	173,195
$588,911

NOTE 5     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2013	2012
Accounts payable	$5,310,098	$3,426,173
Accrued expenses	6,823,229	7,855,630
Accrued interest on indebtedness	1,729,922	921,954
	$13,863,249	$12,203,757

NOTE 6     CONVERTIBLE NOTES

	2013	2012
10% Convertible Note Purchase Agreements (“Convertible Notes”) were due and payable December 31, 2008; accrued and unpaid interest was due at maturity; convertible note holder had the option to convert note principal together with accrued and unpaid interest to the Shares at a rate of $95.00 per Share. The Company is currently in default.	$80,000	$80,000
10% Amended and Restated Convertible Note Purchase Agreements (“Amended Convertible Notes”) were due and payable December 31, 2009, with interest payable at maturity. The Amended Convertible Notes were convertible into Shares at the lesser of: (i) $0.95 per Share; or (ii) 80% of the volume weighted average of the closing bid price for the Shares on the Over The Counter Bulletin Board quotation system (“OTCBB”) for the ten day period prior to the convertible note holder’s election to convert. The Company is currently in default.	218,923	218,923
8% convertible note dated October 14, 2013. The note matures on October 14, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	100,000
10% convertible note dated October 14, 2013. The note matures on October 14, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	25,000	–
12% convertible note dated June 26, 2013. The note matures on June 26, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 70% of the market value at the date of conversion.	178,200	–
12% convertible note dated June 26, 2013. The note matures on December 26, 2013 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	25,000	–
12% convertible note dated July 5, 2013. The note matures on January 6, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	75,000	–
12% convertible note dated September 6, 2013. The note matures on March 6, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	50,000	–
12% convertible note dated September 6, 2013. The note matures on March 6, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 60% of the market value at the date of conversion.	100,000	–
10% convertible note dated July 5, 2013. The note matures on April 1, 2014 and is convertible into shares of the Company's Series A common stock at a conversion price equal to 80% of the market value at the date of conversion.	81,000	–
Total	933,123	298,923
Less debt discounts	(182,219)	–
	750,904	298,923
Less current maturities	(750,904)	(298,923)
Long term portion	$–	$–

The Company identified embedded derivatives related to (i) the Amended Convertible Notes, and (ii) the convertible notes issued in 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the instruments and to fair value as of each subsequent balance sheet date.

At the inception of the Amended Convertible Notes, the Company determined a fair value $14,083,386 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 144.76%, risk free rate: 1.08%, expected term of four hundred and nine days. Refer to Note 9, Derivative Financial Instruments.

The convertible notes issued in 2013 converted into shares of the Company’s Series A Shares at a discount to the market price, which gives rise to a beneficial conversion feature. The Company calculated the beneficial conversion feature to be $1,332,036, which has been recorded as a debt discount and as the fair value at the inception date of the convertible notes issued in 2013. The Company amortized $1,149,817 of this debt discount during the year ended December 31, 2013.The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 230%, risk free rate: 1.00%, expected term of .01 years. Refer to Note 9, Derivative Financial Instruments.

NOTE 7     NOTES PAYABLE

Notes payable at December 31, 2013 and 2012 were comprised of the following:

	2013	2012
Note payable, dated December 12, 2012; due June 12, 2013 unsecured and accrues interest at 8% per annum	$–	$103,500
Note payable, dated February 24, 2012 is unsecured, due on February 24, 2013 and accrues interest at 10% per annum, and is in default	719,211	684,210
Note payable dated December 12, 2012, 10% per annum interest	200,000	200,000
Note payable, dated April 12, 2012 is unsecured, due on April 12, 2013 and accrues interest at 10% per annum, and is in default	15,789	38,653
Line of Credit Loan Agreement and Promissory Note (“First Note”), due December 31, 2011, and Second Note, all unsecured, interest at 10% per annum. During 2012, the First Note was split into 15 separate notes. As of December 31, 2013, six notes had been paid in full, three were partially paid, and the unpaid balance is in default.	3,766,718	5,999,558
Note payable issued in connection with acquisition of China Motion, as amended on October 28, 2013. The note is due on February 28, 2014, is interest free if paid on time; otherwise the default interest rate is 36% per annum.	2,411,598	–
Note payable, dated June 24, 2013, amended on December 12, 2013 and is due on April 2, 2014 and accrues interest at 10.0% per annum.	1,901,000	–
Total	9,014,316	7,025,921
Less current maturities	(9,014,316)	(7,025,921)
Long term portion	$–	$–

NOTE 8     NOTES PAYABLE, OTHER

During the year ended December 31, 2009, three judgments were entered against the Company relating to certain Convertible Notes currently in default.  The judgments are accruing interest at rates ranging from 3.6% to 10% per annum.  The principal balance of the three judgments totaled $821,735 and $821,735 as of December 31, 2013 and 2012, respectively. The judgments are deemed current (as opposed to long-term) but are in default.

NOTE 9     DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Amended Convertible Notes, the convertible notes issued in 2013 and the Series B Preferred Stock.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 2013 and December 31, 2012 was $18,058,465 and $6,393,863, respectively.

NOTE 10    NON-CONTROLLING INTEREST

The following table summarizes the changes in Non-Controlling Interest for the years ended December 31, 2013 and 2012:

	Vela Tel
	Peru	Herlong	Zapna	Total
Balance as of December 31, 2011	(139,816)	–	–	(139,816)
Purchase of non-controlling interest through acquisition	–	1,244,943	66,667	1,311,610
Period loss applicable to non-controlling interest for the year ended December 31, 2012	(364,442)	(2,000,270)	(83,373)	(2,448,085)
Balance as of December 31, 2012	$(504,258)	$(755,327)	$(16,706)	$(1,276,291)
Period income (loss) applicable to non-controlling interest for the year ended December 31, 2013	504,258	(348,693)	16,706	172,271
Balance as of December 31, 2013	$–	$(1,104,020)	$–	$(1,104,020)
Non Controlling interest percentage	5%	25%	25%

NOTE 11    DEFICIENCY

Stock Issuances

2013 Stock Issuances

As of December 31, 2013, the Company was authorized to issue 10 billion Series A Shares, of which there were 1,416,234,340 issued and outstanding; 1 billion Series B Shares, of which there were 130 million issued and outstanding; and 2,500 Series B Preferred Shares, of which there were 285 issued and outstanding.

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

The following is a summary of stock option activity:

		Weighted	Weighted
		Average	average
	Options	Exercise	remaining	Aggregate
	outstanding	Price	contractual life	Intrinsic Value
Outstanding, December 31, 2011	375,000	$13.00	9.55	$–
Granted	–	–		–
Forfeited	–	–		–
Exercised	–	–		–
Outstanding, December 31, 2012	375,000	$13.00	8.55	$–
Granted	–	–		–
Forfeited	–	–		–
Exercised	–	–		–
Outstanding, December 31, 2013	375,000	$13.00	7.55	$–

Exercisable, December 31, 2013	375,000	$13.00	7.55	$–

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	10 years
Expected volatility	139%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2013:

Number of Options	Exercise Price
375,000	$13
375,000

No options were granted for the years ended December 31, 2013 and 2012, respectively.

Equity Funding Agreements

Ironridge Technology Preferred Stock Purchase Agreement

On December 14, 2012, the Company entered into a Stock Purchase Agreement (“Ironridge Technology SPA”) with Ironridge Technology Co., a division of Ironridge Global (collectively “Ironridge Technology”), for the sale of 1,200 shares of convertible redeemable Series B Preferred Stock (“Series B Preferred Shares”) at a price of $10,000 per share, for a total purchase price of $12,000,000. The first Closing of 60 Series B Preferred Shares occurred on December 17, 2012 by direct wire transfer of $600,000 to the designated escrow holder under the China Motion SPA, as the down payment deposit for this acquisition. Each successive closing is to occur on the first day of each calendar month, or sooner at the Company’s sole option, subject to fulfillment of designated equity conditions, as defined in the Certificate of Designations. Ironridge Technology was entitled to and received a one-time non-refundable commitment fee of 60 shares of Series B Preferred Stock in consideration for providing the $12 million irrevocable funding commitment.

In connection with the Ironridge Technology SPA, on December 14, 2012, the Company filed a Certificate of Designations with the Nevada Secretary of State in order to fix the dividend, conversion, redemption, voting rights and other attributes of the Series B Preferred Shares called for under the Ironridge Technology SPA. The Company may redeem or the Company or the holder of any Series B Preferred Shares may convert one or more Series B Preferred Shares into Series A Shares at $10,000 per Series B Preferred Share being redeemed or converted, divided by the fixed conversion price of $0.20 per Series A Share, together with the sum of accrued dividends, plus an Embedded Derivative Liability, divided by 81% of the closing bid price for such Series A Shares during an Equity Conditions Measuring Period. The other attributes of Series B Preferred Stock are described in Note 1, Significant Accounting Policies.

Also on December 14, 2012, the Company and Ironridge Technology entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to file with the SEC an S-1 Registration Statement to cover the resale of any Series A Shares issued upon conversion of shares of Series B Preferred Shares (collectively “Registrable Securities”). The Company is required to use its best efforts to cause the S-1 Registration Statement to become effective under the Securities Act of 1933, as amended (“Securities Act”), as soon as practicable, but no later than 90 days after filing, and to file such amendments as are necessary for the S-1 Registration Statement to remain continuously effective for registration of such additional Registrable Securities as are subsequently issued under the Ironridge Technology SPA.

On January 20, 2013, the Company filed with the SEC an S-1 Registration Statement contemplated by the RRA. The S-1 Registration Statement sought to register 32,000,000 Series A Shares issuable upon conversion of Series B Preferred Shares. The number of Series A Shares to be registered was determined based on one-third of the Company’s public float as of January 27, 2013. On February 25, 2013, the SEC submitted its first Comment Letter in response to the filing. The SEC requested the Company to provide updated Financial Statements for the S-1 Registration Statement and indicated that it believed the Ironridge Technology SPA is an “Equity Line Agreement” and therefore constitutes an “indirect primary offering” which the SEC does not permit. The Company considers it unlikely that the SEC will approve the effectiveness of the S-1 Registration Statement based on the structure of the Ironridge Technology SPA, and has made no effort to address the issues raised in the SEC’s Comment Letter.

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

On May 15, 2013, Ironridge Technology paid the Company $150,000 and the Company issued Ironridge Technology 15 Series B Preferred Shares.

The Company's identified embedded derivatives related to the Preferred Stock issued to Ironridge. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Preferred stock and to fair value as of each subsequent balance sheet date. At the inception of the 2012 and the 2013 issuance of Preferred stock, the Company determined a total fair value $12,033,333 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%, volatility 230%, risk free rate: 1.00%, expected term of .01 years

NOTE 12    WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the Series A Shares issued to non-employees of the Company.  These warrants were in connection with the sale of the Company’s Series A Shares.

	Warrants Outstanding			Warrants Exercisable
		Weighted AverageRemaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$21.00	265,453	1.50	$21.00	265,453	$21.00
$21.00	344,887	2.00	$21.00	344,887	$21.00
$21.00	37,732	2.25	$21.00	37,732	$21.00
$21.00	102,279	2.50	$21.00	102,279	$21.00
$20.00	301,168	0.75	$20.00	301,168	$20.00
$18.00	86,444	1.00	$18.00	86,444	$18.00
$0.001-.012	673,155,105	1.75	$0.001-.012	673,155,105	$0.001-.012
	674,293,068			674,293,068

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2011	1,137,963	$20.51
Issued	58,913,809	0.05
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2012	60,051,772	$0.45
Issued	614,241,296	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2013	674,293,068	$0.04

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model for warrants granted in 2013 are as follows:

Risk-free interest rate	0.39%
Expected life of the warrants	3 years
Expected volatility	241-437%
Expected dividend yield	0%

The weighted-average fair value of the Warrants and Adjusted Warrants to be issued during the year ended December 31, 2013 was $0.005. The fair value of the warrants issued in 2013 was $4,914,161.

NOTE 13    RELATED PARTY TRANSACTIONS

The Company has the following material related party transactions at December 31, 2013 and 2012:

	2013	2012
Note payable dated April 15, 2009, non-interest bearing, due on demand, unsecured	$–	$473
Note payable dated February 24, 2012, 10% per annum interest, payable upon demand	85,553	81,343
Note payable dated May 20, 2009, 8% per annum interest, due December 1, 2009, unsecured, currently in default	200,000	200,000
Note payable dated April 1, 2009, 8% per annum interest, due originally October 1, 2009, unsecured, currently in default	100,000	100,000
Note payable dated July 1, 2009, 8% per annum interest, due March 17, 2010, currently in default	100,000	100,000
Line of Credit Promissory Note, due March 13, 2013, unsecured, interest at 10% per annum, currently in default	188,795	447,306
Total	$674,348	$929,122

Accrued interest, as of December 31, 2013 and 2012 due to related parties was $200,243 and $118,241, respectively.

Advances from Officers and Related Parties

Officers of the Company or its subsidiaries have advanced certain operating expenses for unpaid consulting fees, including business travel, which is non-interest bearing and expected to be repaid within 12 months:

	2013	2012
Advances to VelaTel	$2,269,472	$785,715
Advances to Gulfstream Seychelles	44,311	40,130
	$2,313,783	$825,845

NOTE 14    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain of its facilities under operating leases.  The total rental expense for all operating leases amounted to $297,259 and $313,156 for the years ended December 31, 2013 and 2012, respectively.

The future minimum rental commitments as of December 31, 2013, for all non-cancelable operating leases are as follows:

For the years ending December 31,
2014	$847,989
2015	619,426
2016	238,420
2017
2018
Thereafter
Total	$1,705,835

Litigation

The Company is subject to the following legal proceedings that arise in the ordinary course of its business.

Fischer Litigation – On May 22, 2009, Michael Fischer (“Fischer”) filed a complaint against the Company in the Central District of California of the United States District Court, identified as Case No. CV09-3682 VBF.  The complaint alleged a claim for breach of contract relating to the Company’s default of a 2008-09 Convertible Note in favor of Fischer.  The complaint requested damages in the amount of $1,000,000 plus interest, court costs and attorneys’ fees. The Company settled this case for $960,000. As of December 31, 2013, the Company has paid $560,000 of the settlement amount.  The Company intends to complete the settlement when sufficient funds are available to do so. The balance payable of $400,000 is included in Note 8, Notes Payable, Other.

Gomez Litigation – On July 17, 2009, Edgar Pereda Gomez (“Gomez”) filed a complaint against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2009-00094247-CU-BC-CTL.  The complaint alleged a claim for breach of contract relating to the Company’s default of a 2008-09 Convertible Note in favor of Gomez. The complaint requested damages in the amount of $525,000 plus interest, court costs and attorneys’ fees.   The Company settled this case for approximately $684,000. As of December 31, 2013, the Company has paid approximately $455,950 of the settlement amount. The Company intends to complete the settlement when sufficient funds are available to do so. The balance payable of $280,824 is included in Note 8, Notes Payable, Other.

Olaechea Litigation – On December 13, 2010, Estudio Olaechea SOC. Civil DE R.L. (“Olaechea”) filed a complaint against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2010-00105897.  The complaint alleged a breach of contract arising from the Company’s default under a promissory note in favor of Olaechea in the amount of approximately $149, 500. The complaint requested damages in the amount of approximately $149,500 plus interest, court costs and attorneys’ fees. The Company settled this case for approximately $188,500. The Company has paid $47,500 of the settlement. The Company intends to complete the settlement when sufficient funds are available to do so. The balance payable of $140,911 is included in Note 8, Notes Payable, Other.

Chinacomm Litigation – On November 18, 2011, the Company, along with Trussnet Capital Partners (HK), Ltd. (collectively “Plaintiffs”), filed a complaint against CECT Chinacomm Communications Co. Ltd., Thrive Century International Limited, Newtop Holdings Limited, Smart Channel Development Limited, Mong Sin, Qiu Ping, Yuan Yi, CECT Chinacomm Shanghai Co. Ltd. (collectively, “Defendants”) in The High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 1978 of 2011 (“Chinacomm Litigation”). The complaint was later amended to add Feng Xiao Ming as a defendant. The Chinacomm Litigation arises out of the breach of numerous agreements between Plaintiffs and some Defendants, related to a joint venture to deploy a wireless broadband network in 29 cities in the People’s Republic of China. In connection with the joint venture, Plaintiffs claim defendants caused the unauthorized removal of Colin Tay as an authorized signatory to a joint bank account into which Plaintiffs deposited $4,749,599. The Chinacomm Litigation seeks injunctive relief to prevent Defendants from utilizing or dissipating the deposited funds pending the trial of the action and compensatory damages in excess of $1 million plus interest and court costs. Injunction orders have been issued and remain in place prohibiting Defendants from utilizing or dissipating the deposited funds.

Ironridge Global Litigation – On June 20, 2012, Ironridge Global IV, Ltd. filed a complaint against the Company in the County of Los Angeles Superior Court for the State of California, identified as Case No, BC 486893. The Ironridge Litigation was commenced pursuant to an agreement between the Company and Ironridge Global whereby Ironridge Global would negotiate assignments of the accounts of certain creditors of the Company, file the lawsuit as assignee of those accounts, and, by obtaining court approval of the fairness of a settlement, would become entitled to issuance of Series A Shares that would be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. On July 5, 2012, the Company issued 1,170,000 Shares to Ironridge Global. The initial issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims between the Company and Ironridge Global (“Ironridge Global Order”) in settlement of $1,367,693 of accounts payable of the Company which Ironridge Global had purchased from certain creditors of the Company, in an amount equal to the assigned accounts, plus brokerage and legal fees and costs totaling $95,300. In addition to the initial issuance, the Ironridge Global Order provides for an adjustment in the total number of Shares which may be issuable to Ironridge Global, based on a calculation period for the transaction defined as that number of consecutive trading days following the date on which the initial Shares have been issued, received in Ironridge Global’s account in electronic form and fully cleared for trading required for the aggregate trading volume of the Shares, as reported by Bloomberg LP, to exceed $6.5 million. Pursuant to the Ironridge Global Order, Ironridge Global will receive an aggregate of: (i) 1,000,000 Shares, plus that number of Shares with an aggregate value equal to; (ii) the sum of the claim amount plus a 6% agent fee and plus Ironridge Global’s reasonable attorney fees and expenses, less $10,000 previously paid; and (iii) divided by 80% of the following: the volume weighted average price of the Shares during the calculation period, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five of each consecutive twenty trading days during the calculation period (any increment with fewer than twenty trading days will have the days added to the final increment). On December 17, 2012, the Company and Ironridge Global stipulated to amend the Ironridge Global Order to strike the words “of each consecutive twenty” in describing the pricing formula, retroactive to the date the Ironridge Global Order was entered. During the period ended December 31, 2013 and 2012, the Company issued to Ironridge Global 376,000,000 and 13,595,000 Shares, respectively. Additional events which occurred after December 31, 2013 associated with the Ironridge Litigation are described in Note 20, Subsequent Events.

22

Sino Crossings Arbitration – On July 13, 2012, Azur Capital SDN BHD (“Azur”) served a notice of arbitration against the Company. On July 31, 2012, Azur filed the Notice of Arbitration with the Hong Kong International Arbitration Centre, the agreed forum for dispute resolution under the Sino Crossings Agreements. The notice of arbitration alleged that Azur suffered damages and losses due to breaches by the Company in implementing the terms of the Sino Crossings Agreements.  In the claim, Azur demanded acknowledgment of termination and a declaration of rescission of the Sino Crossings Agreements.  Further, it demanded indemnification by the Company for Azur’s claimed damages, including $2,000,000 Azur paid to Shanghai Ying Yu Network Technology Ltd. (“YYNT”) pursuant to the first Sino Crossings Agreement.  On August 11, 2012, the Company responded to the allegations of Azur, asserted counterclaims against Azur and named additional parties, including YYNT, the Company requested be joined into the arbitration proceeding.  An arbitrator has been appointed. Additional events which occurred after December 31, 2013 associated with the Sino Crossings Arbitration are described in Note 20, Subsequent Events.

Ace Litigation – On January 15, 2013, Ace American Insurance Company (“Ace”) filed a complaint against the Company in the County of San Diego Superior Court of the State of California, identified as Case No. 37-2013-00029913. The complaint alleged breach of contract for the Company’s failure to pay $37,603 as premium due on a commercial general liability insurance policy in force from March 30, 2012 through May 30, 2012, plus interest. The Company is in discussion with Ace to confirm the terms of the insurance policy and the amount allegedly due.

Westmoore Receiver Litigation – On March 22, 2013, David Gill (“Plaintiff”), in his capacity as Court-Appointed Receiver for Westmoore Management, LLC, Westmoore Investment, LP, Westmoore Capital Management, Inc., Westmoore Securities, Inc., Westmoore Capital, LLC, Westmoore Lending Opportunity Fund and Westmoore Holdings, Inc. (collectively, the “Westmoore Entities”) filed a first amended complaint against numerous defendants including the Company, its subsidiary Trussnet Nevada, its Chief Executive Officer George Alvarez, other entities Plaintiff claims were affiliated with the Company, and other persons and entities The complaint was filed in the Central District of California of the United States District Court, identified as Case No. SACV-12-02236 AG. The complaint described an alleged “Ponzi scheme” by the Westmoore Entities pursuant to which the Westmoore Entities transferred funds to one or more of the defendants while the Westmoore Entities were insolvent. Additional events which occurred after December 31, 2013 associated with the Westmoore Receiver Litigation are described in Note 20, Subsequent Events.

SEC Subpoena Investigating Ironridge – On December 4, 2013, the Company was served with a subpoena issued by the Securities and Exchange Commission (“SEC”) in connection with the SEC’s investigation of Ironridge Global, IV, Ltd. and/or its affiliates (collectively “Ironridge”). The subpoena demanded production of a broadly defined scope of documents related to any communications or transactions between the Company and Ironridge. The Company cooperated fully by producing responsive documents and participating in a phone interview with SEC investigators. Although the SEC declined to provide the Company with specific information regarding the nature or scope of its investigation, the Company believes that the investigation does not extend to any claim that the Company violated federal securities laws in connection with its dealings with Ironridge.

Other Material Agreements

NGSN Agreements

On October 21, 2011, the Company entered into the NGSN Business Agreement with Next Generation Special Network Communications Technology Co. Ltd., a PRC corporation (“NGSN”).  Under the NGSN Business Agreement, the Company is required to form a PRC operating company to be jointly owned with NGSN subject to the Company’s control.  The operating company is required to enter into an exclusive services contract with NGSN to deliver the information services and deploy and operate a 4G wireless broadband network that will utilize TD-LTE technology.  The Company will finance the first phase of the joint venture’s deployment, and the joint venture will own the infrastructure equipment.  The operating company will initially provide its services to consumers, wireless carriers, enterprises, automobile manufacturers and original equipment manufacturers in two regions of China.

On February 1, 2012, the Company and NGSN entered into the NGSN Exclusive Services Agreement contemplated by the NGSN Business Agreement. The Company has completed the formation of the holding company entities contemplated by the NGSN Business Agreement, specifically NGSN Communications Network Co., Ltd. a Cayman Islands corporation (“NGSN Cayman”), and NGSN Communications Network (HK) Co., Ltd., a Hong Kong corporation (“NGSN HK”).  Pending formation of a WOFE that will be an operating subsidiary of NSGN HK, the Company may begin providing services to NGSN through its subsidiary, Beijing Yunji.

There have been no operations during 2013 associated with the NGSN Agreements. Neither party has sought to terminate the NGSN Agreements. Accordingly, it remains possible that there will be operations in the future. Since the Company made no investment associated with the NGSN Agreements, the Company has not been required to make a determination whether to impair any investment.

Aerostrong Agreements

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

Aerostrong Strategic Agreement

On April 19, 2012, Beijing Yunji entered into a strategic business agreement with Aerostrong (“Aerostrong Strategic Agreement”), which is the exclusive services agreement contemplated under the Aerostrong Business Agreement. The term of the Aerostrong Strategic Agreement is from April 19, 2012 until all projects agreed upon between the parties are completed and Beijing Yunji receives the last payment from Aerostrong. The parties will cooperate on application of jointly approved wireless broadband projects for which the rights and obligations of each party will be set forth in a separate project agreement. The agreed upon initial cooperation projects are: (i) the Digital Lijiang management platform project in Guangxi Autonomous Region; (ii) the Shen Hua wireless broadband special network project for railway; and (iii) the overload wireless broadband surveillance projects in Shanxi Province. Aerostrong is responsible for the development and follow-up of governmental markets and industrial markets. The Company is responsible to provide each component usually associated with the design, deployment and operation of a wireless broadband telecommunications network in China.

There have been no operations during 2013 associated with the Aerostrong Agreements. Neither party has sought to terminate the Aerostrong Agreements. Accordingly, it remains possible that there will be operations in the future. Since the Company made no investment associated with the Agreements, the Company has not been required to make a determination whether to impair any investment.

Independent Contractor Agreements

Effective January 16, 2012 and throughout 2013, all employees of the Company, with the exception of (i) Colin Tay and (ii) employees of operating subsidiaries, commenced providing consulting services to the Company pursuant to their respective Independent Contractor Agreements.  From January 1, 2012 until January 16, 2012, they were providing services to the Company as employees.

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

Software Contract and Purchase Order for Herlong. Total contract price of $4,901,309.00 for all software associated with the equipment described above, including access gateways, lawful interception gateways, elements management, network management systems, operations maintenance, universal subscriber databases, switching and router software, and mobile broadband wireless BTS software systems.

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

Contracts for Upgrade of China Motion’s Network

Since acquiring China Motion, the Company has negotiated the following contracts for upgrade of China Motion’s core telephony network and other hardware and software used in China Motion’s operations.

Turnkey Upgrade Agreement with New Host. On November 11, 2013, the Company and China Motion entered into a Turnkey Upgrade Agreement with New Host International Co., Ltd. (“New Host”) for project management and financing of the upgrade of China Motion’s telephony core network and associated customer billing and accounting functions. The material terms of the Turnkey Upgrade Agreement are:

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

Sales Agreement with ZTE. On November 18, 2013, China Motion and New Host entered into a sales contract with ZTE (“ZTE Sales Agreement”) for the primary components of hardware and software (including installation and optimization) required to upgrade China Motion’s core telephony network from 2G to 4G technology, and to increase the capacity of the network to meet the future projected growth of China Motion’s subscribers. The total contract amount is US$2,050,609, payable (by New Host pursuant to the Turnkey Upgrade Agreement) upon certain milestones associated with delivery, acceptance and testing of the integrated network components. Title or ownership to the products covered by the ZTE Sales Contract passes to China Motion upon delivery of the products to China Motion’s premises, subject to a security interest in favor of ZTE against the full payment of the contract amount. The contract price includes training of China Motion’s personnel on proper operations of the products, and a one year warranty against defect. The parties have negotiated the terms and price of an operations and maintenance agreement for further protection of the products beyond warranty expiration.

Sales Agreement with Niceuc. On November 18, 2013, China Motion and New Host entered into a sales contract with Niceuc Communication Co., Limited (“Niceuc Sales Contract”) for value added services and components (including installation and optimization) associated with specialty functions of the planned upgrade of China Motion’s core telephony network, including functions beneficial to China Motion’s performance of the StarHub Cooperation Agreement described below. The total contract amount is US$256,314, payable (by New Host pursuant to the Turnkey Upgrade Agreement) upon certain milestones associated with delivery, acceptance and testing of the integrated network components. The contract price includes a one year warranty against defect. The parties have negotiated the terms and price of an operations and maintenance agreement for further protection of the products beyond warranty expiration.

ERP Purchase and Implementation Agreement with Tectura. On November 18, 2013, New Host and Tectura Hong Kong Limited (“Tectura”) entered into an agreement for purchase and implementation of an enterprise resource planning solution utilizing Microsoft Dynamics NAV accounting software (“Tectura Agreement”). The contract amount is HK$375,690 ( approximately US$48,500), which is based on Tectura’s estimate of the quantity of end user licenses to meet China Motion’s requirements, plus estimated implementation and training services to be provided by Tectura on a time and materials basis. The contract amount is payable upon certain milestones contained in the Tectura Agreement.

Cooperation Agreement with StarHub

On December 2, 2013, China Motion entered into a Cooperation Agreement with StarHub Mobile Pte, Ltd., a Singapore corporation and a leading mobile network operator in Asian telecommunication markets (“StarHub”). The material terms of the Cooperation Agreement provides that the parties will work together in three areas of cooperation in three phases. During Phase 1, China Motion’s customers will be permitted to roam on StarHub’s network in Singapore at agreed prices. During Phase 2, following completion of the upgrade of China Motion’s telephony core network, each Party will supply the other Party with an agreed allotment of phone numbers and international mobile subscriber identifiers (“IMSIs”) for provisioning onto SIM cards which the assigned Party may market or sell to its post-paid subscribers to complete interconnections through its own network operations center or switch, which will provide subscribers access to the home network of the assigning Party and/or other networks to which such Party has been assigned rights by other mobile network operators. During Phase 3, StarHub or its affiliates will have an option to purchase up to a 25% equity stake in China Motion at its then market value (“StarHub Option”). The initial term of the Cooperation Agreement is 36 months, with automatic renewal in increments of 12 months unless either Party delivers notice of non-renewal.

The StarHub Option is exercisable for three years, based on the proportionate total enterprise value of China Motion as of the date of exercise, payable within 90 days after notice of exercise. For purposes of the StarHub Option, “enterprise value” is defined as the amount of money payable in Hong Kong dollars that a willing and well qualified buyer would pay to acquire 100% of the capital stock of China Motion taking into account the net asset value on its balance sheet, the relative age, quality of and debt service on its capital infrastructure, its employees and distribution base and its contracts with mobile network operators and other partners, its historical and projected revenues and EBITDA, the number and growth rates of its subscribers (by category) and the average revenue per user and churn rates associated with such subscribers, comparable sales of similar companies and the revenue and EBITDA multipliers applicable to such sales and to the telecommunications industry generally, the impact of potential exit into public listing onto the Hong Kong Stock Exchange, and such other factors as may be reasonably considered. If the Parties are unable to agree on the total enterprise value, such value shall be determined by appraisal. Each Party shall designate a valuation expert with expertise in valuing telecommunications companies. The two experts shall first agree together on the appointment of a third expert. Each Party’s expert shall then independently prepare a report of the total enterprise value of China Motion. Such valuation shall be without discount for minority interest compared to control premium. If the total enterprise value as determined by each Party’s designated expert is within 10% of each other, the Parties shall accept the average of the two. If the enterprise values differ by greater than 10%, the third expert shall review the reports of the two experts and determine which report best reflects the total enterprise value, and that value shall be used for payment of the option exercise price.

NOTE 15    FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$18,058,465	$18,058,465
	Rollforward
	of Balance
Balance, December 31, 2011	$220,914
Derivative liability for Series B preferred stock	2,133,333
Change in value of derivative liability during 2012	4,039,616
Balance, December 31, 2012	$6,393,863
Derivative liability for Series B preferred stock	9,900,000
Derivative liability for convertible notes	1,332,036
Change in value of derivative liability during 2013	432,566
Balance, December 31, 2013	$18,058,465

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

NOTE 16    NET LOSS PER SHARE

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Series A Shares outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s convertible notes.  Diluted net loss per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net loss per share for the period from January 1, 2012 through December 31, 2013 does not reflect the effects of shares potentially issuable upon conversion of convertible notes, preferred stock, outstanding warrants, and options.  These potentially issuable Shares would have an anti-dilutive effect on the Company’s net loss per share.

NOTE 17    INCOME TAXES

At December 31, 2013, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $195 million expiring through the year 2028 that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.  Components of deferred tax assets as of December 31, 2013 are as follows: (i) income tax expense for the year ended December 31, 2013 is comprised of state taxes, which primarily are not based on earnings; (ii) no other income taxes were recorded on the earnings in 2013 and 2012 as a result of the utilization of the carry forwards; and all or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2013 and 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,	December 31,
	2013	2012
Approximate net operating loss carry forwards expiring in 2028	$195,000,000	$183,000,000
Deferred tax assets:
Federal net operating loss	$66,000,000	$62,000,000
State net operating loss	8,000,000	7,000,000
Foreign net operating loss	1,000,000	2,000,000
Total deferred tax assets	75,000,000	71,000,000
Less valuation allowance	(75,000,000)	(71,000,000)
	$–	$–

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2013 and 2012 is as follows:

	December 31,	December 31,
	2013	2012
Federal income tax rate	-34.0%	-34.0%
State tax, net of federal benefit	-6.0%	-6.0%
Stock options	0.0%	0.0%
Impairments	13.0%	5.0%
Change in derivative liability	1.0%	6.0%
Increase in valuation allowance	26.0%	29.0%
Effective income tax rate	0.0%	0.0%

The Company has never been audited by either the Internal Revenue Service or any state, and the 2009 to present tax years are still open and could be subject to audit.

NOTE 18    ACQUISITIONS

China Motion Stock Purchase Agreement

Funds described in the some of the following agreements were payable in Hong Kong dollars (HK$). Currency conversions to US dollars (US$) are expressed in parentheses at a conversion rate of HK$7.75=US$1.00, with the US$ equivalent rounded to the nearest US$100.

Original Stock Purchase Agreement as Amended through Closing

On November 27, 2012, the Company, through its wholly owned subsidiary Gulfstream Seychelles, entered into a Stock Purchase Agreement (“China Motion SPA”) with China Motion Holdings Limited; and its parent and sister companies (collectively “Holdings”) to acquire 100% of the capital stock of China Motion. The China Motion SPA was amended on two occasions prior to closing. The Company closed its acquisition of China Motion on March 1, 2013. The purchase price for 100% of the capital stock of China Motion (“China Motion Stock”) was HK$49,500,000 (US$6,387,100). The Company paid HK$12,009,363 (US$1,549,600) in cash at or prior to closing and the balance in the form of a promissory note (“Note”) issued by the Company at closing. The Note was in the total amount of HK$38,990,637 (US$5,031,000), of which the principal balance of HK$37,490,637 (US$4,837,500) was applicable to the purchase price and the remaining HK$1,500,000 (US$193,500) represented interest accruing on the Note through its maturity and is not part of the purchase price. The Note called for a payment of HK$4,650,000 (US$600,000) principal only on or before May 31, 2013 (which the Company paid on or about June 27, 2013) and the remaining HK$34,340,637 (US$4,431,100) balance of principal and accrued interest due on or before August 31, 2013 (which the Company paid on or about October 28, 2013). The Company also paid to Holdings at closing HK$387,500 (US$50,000) towards reimbursement of costs and disbursements incurred by Holdings in connection amendments to the China Motion SPA, which payment was in addition to and not part of the purchase price or the Note. The Company agreed to pledge to Holdings 100% of the capital stock of China Motion as collateral for repayment of the Note and performance of the Company’s obligations under the China Motion SPA. For so long as the Note remained unpaid, Holdings was entitled to appoint one of three or more members of China Motion’s board of directors, and certain fundamental decisions required the unanimous consent of all directors and the written consent of Holdings. For a period of one year following the Closing, Holdings agreed to assist the Company with managing relationships between China Motion and key suppliers and customers by assigning an executive representative of Holdings who has significant past experience managing those relationships on behalf of China Motion.

The Company’s Analysis Regarding Impairment of Investment and Ability to Consolidate

Although the Company became the owner of 100% of the China Motion Stock as of March 1, 2013, the Company determined as of June 2013 that it could not control the operations of China Motion, because the management of China Motion continued to follow instructions of Holdings that blocked significant decisions made by the Company in the ordinary course of business. Most significantly, the Company was unable to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of Holdings. During the quarter ended June 30, 2013, the Company determined that its investment in China Motion must be completely impaired, and wrote off the entire purchase price. On July 20, 2013, the Company commenced arbitration against Holdings pursuant to the terms of the China Motion SPA. The Company’s impairment analysis remained unchanged as of the quarter ended September 30, 2013. As a result of transactions with Holdings and Xin Hua described below, the Company changed its impairment and consolidation analysis. As of the period ended December 31, 2013, the Company has accounted for its investment in China Motion on its consolidated balance sheet, and has included the results of China Motion’s operations as a wholly owned subsidiary in its consolidated financial statements for the partial period commencing October 28, 2013, the date the Company has determined it obtained operational control of China Motion.

Refinance of Acquisition Purchase Price Through Loan Agreement with Xin Hua

Deed of Settlement with Holdings

On October 28, 2013, the Company and Holdings entered into a Deed of Settlement whereby the Company agreed to pay at closing (a) the unpaid balance of the Note in the amount of HK$34,340,637 (US$4,431,100), and (b) HK$850,000 (US$109,700) towards Holdings’ attorney fees incurred in connection with the arbitration proceeding and negotiation and preparation of the Deed of Settlement. Holdings agreed to withdraw all default notices and release all its collateral in the capital stock of China Motion. The Company agreed to dismiss the arbitration proceeding it had filed, and to waive and release any claims against Holdings arising under the representations and warranties contained in the China Motion SPA or otherwise related to the transaction documents. Holdings authorized its representative on China Motion’s board of directors to join in execution of board resolutions to change banking mandates to restore the Company’s operational control over China Motion.

Loan Agreement with Xin Hua

Also on October 28, 2013, the Company (together with Gulfstream Seychelles) entered into a Loan Agreement with Xin Hua, under which Xin Hua paid directly to Holdings the loan amount of HK$26,540,637 (US$3,424,600), which the Company agreed to repay to Xin Hua, without interest, in two installments, the first of HK$7,800,000 (US$1,006,500) on or before December 15, 2013, and the second of HK$18,740,637 (US$2,814,100) on or before February 28, 2014. Also on October 28, 2013, the Company, with Xin Hua’s consent, also borrowed HK$1,936,216 (US$249,800) from China Motion for the sole purposes of: (a) settling agreed legal costs of HK$850,000 (US$109,700) towards Holdings’ attorney fees described above, plus HK400,000 (US$51,600) towards Xin Hua’s attorney fees, and (b) settling other miscellaneous amounts due Holdings pursuant to the China Motion SPA in the amount of HK$686,216 (US$88,600). The amount borrowed from China Motion was also due, without interest, on or before December 15, 2013. Repayment of the loan amount and the Company’s other obligations under the Loan Agreement was secured by a Share Charge against the Company’s ownership in the China Motion Stock, and an Option Deed to effect enforcement of the Share Charge. Xin Hua also had the right to appoint one member of China Motion’s board of directors, and certain fundamental decisions required unanimous consent of all board members and the written consent of Xin Hua. The Company timely repaid all amounts called for under the Loan Agreement, and on February 28, 2014, Xin Hua delivered a Deed of Release acknowledging payment in full and returning to the Company all instruments associated with the Share Charge and the Option Deed.

Refinance of Xin Hua Loan Agreement Through Loan Agreements with AQC and Tai Chun-ya

History of Agreements with AQC

On August 16, 2013, the Company entered into a loan agreement with AQC, LLC (“AQC”) for repayment of $600,000 that AQC advanced to the Company on June 27, 2013 and paid directly to Holdings as the principal only installment called for under the Note to Holdings described above. Under the AQC Loan Agreement, the Company agreed: (i) to repay $600,000, together with interest accruing at 5% per annum, on or before January 27, 2013 “(Maturity Date”); and (ii) to cause the Company’s subsidiary VelaTel Peru to transfer to Inversiones Balesia, S.A. (“IB”), an affiliate of AQC, 30 cellular towers designed, constructed and owed by VelaTel Peru. The Company was entitled to repay $600,000 plus accrued interest in any combination of: (iii) cash; and/or (iv) transfer to AQC of China Motion Stock. One hundred percent of the China Motion Stock was valued for purposes of repayment at $6,437,100.

On December 13, 2013, the Company and AQC entered into an Amended AQC Loan Agreement, under which AQC loaned the Company the additional sum of $1,262,000 which the Company paid towards the Xin Hua Loan Agreement. The principal balance due under the Amended AQC Loan Agreement was combined with the amount due under the original AQC Loan Agreement, which was increased to $1,898,000 (representing an extension fee plus accrued interest). Under the Amended AQC Loan Agreement, the Maturity Date was extended to April 2, 2014, and interest accrual on the principal balance was increased to 10% per annum. At AQC’s election in its sole discretion, the Company was granted up to four extensions of the Maturity Date for consecutive increments of three months each upon a cash payment of 3% of the principal balance per extension. After the Maturity Date or any other default, interest was to accrue at the rate of 20% per annum. Upon payment of the total amount due under the Xin Hua Loan Agreement, the Company agreed to grant AQC both (a) a security interest in 100% of the China Motion Stock, on terms substantially identical to the Share Charge and Option Deed with Xin Hua, and (b) an option to receive repayment of any amounts due under the Amended AQC Loan Agreement in the form of China Motion Stock, 100% of which was valued for purposes of repayment at $6,437,100, subject to a limitation of no more than 49% of the China Motion Stock, taking into account the prior option granted under a Cooperation Agreement between China Motion and StarHub Mobile Pte, Ltd. to acquire up to 25% of the China Motion Stock (described in Note 14, Commitments and Contingencies).

Although the Company owned 100% of the shares of China Motion, during the second quarter of 2013, the Company did not believe it could control China Motion, because the management of China Motion continued to follow instructions of the Seller that blocked significant decisions made by the Company in the ordinary course of business. Most significantly, the Company was unable to change signature authority on the bank accounts maintained by China Motion in a manner that would allow the Company’s representatives to approve or issue payments from those accounts without also obtaining the authority or counter-signature of a representative of the Seller. The Company’s inability to control management of China Motion was discovered in June 2013. In accordance with ASC 810, the Company believes this lack of control over management is significant enough to overcome the presumption of consolidation by the Company even though it is the majority shareholder. Instead, at June 30, 2013, the Company accounted for its acquisition of China Motion on the cost method. During the quarter ended June 30, 2013, the Company determined that its investment in China Motion must be completely impaired, and wrote off the entire purchase price of $6,387,100. However on October 28, 2013, the Company was able to make necessary payments on the acquisition notes to enable it to take control of China Motion. At this date the Company took control of China Motion and began to consolidate China Motion’s operation with those of the Company. Since the Company had previously written of the entire purchase price of China Motion, when the Company finally took control of China Motion, the net assets exceed the Company’s basis in the purchase price (which was $0) by $856,751, resulting in a bargain purchase gain.

The Company acquired China Motion to expand its operations into Asia.

The purchase of China Motion was accounted for under the purchase method of accounting, with the purchase price allocated based on the fair value of the individual assets and liabilities acquired as of October 28, 2013 as follows:

Cash	$848,645
Accounts receivable	1,320,449
Inventory	61,921
Prepaid expense	404,001
Property and equipment	265,625
Deposits	215,806
Purchased intangible assets	623,945
Accounts payable and accrued expenses	(2,067,691)
Unearned income	(815,950)
Bargain purchase	$856,751

The intangible assets purchased in the above acquisition consist of customer list and telecom licenses of $238,250 and $385,695, respectively. Both of these intangible assets will be amortized over their respective useful lives of 36 months.

The operating results of China Motion are included in the accompanying Consolidated Statements of Operations from the date the Company took control of the operation of China Motion on October 28, 2013. Operating results from this date to December 31, 2013 are as follows:

Revenue	$1,926,129
Cost of revenue	1,238,804
Gross profit	687,325
Operating expenses	690,287
Loss from operations	(2,962)
Net income	$493

Additional events which occurred after December 31, 2013 associated with the acquisition of China Motion are described in Note 20, Subsequent Events.

Zapna and Herlong

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

NOTE 19    DISCONTINUED OPERATIONS/DISPOSITION

Sale of Tower Assets of VelaTel Peru

On August 16, 2013, VelaTel Peru entered into an asset purchase agreement (“VelaTel Peru APA”) with Inversiones Balesia, S.A.C., a Peru corporation (“IB”) for sale to IB of 30 cellular towers, along with a mutual warranty agreement (“IB Mutual Warranties”) regarding the future permitting of the cellular towers. Under the VelaTel Peru APA, the purchase price for the towers is assumption by IB of all liabilities associated with the towers, which includes (i) $112,904 in past unpaid rent to site landlords, (ii) future rents totaling $7,975 per month aggregate for all 30 cellular towers, (iii) $7,918 in unpaid electricity charges advanced by site landlords, and (iv) $61,736 owed to the steel fabricator who contracted to erect the towers. Under the IB Mutual Warranties, VelaTel Peru agrees that IB may make application in the name of VelaTel Per for any such permit for which VTP's status as a holder of telecommunications licenses or concessions is required or advantageous, and to assign any permits so obtained in whole or in part in favor of other licensed telephone operators who may wish to lease space on the towers. In return, VelaTel Peru is allowed to maintain its existing equipment on each tower until 90 days after the later of the date a permit is issued for that tower or the date IB determines the applicable municipality will not grant a permit. Closing of the VelaTel Peru APA and IB Mutual Warranties occurred on September 4, 2013.

In recognition of the fact the Company received benefit pursuant to the AQC Loan Agreement that did not flow to VelaTel Peru in exchange for the obligation of VelaTel Peru to transfer title to the 30 cellular towers to IB as an affiliate of AQC, VelaTel Peru received a credit in the amount of $600,000 against the balance of the intercompany debt that VelaTel Peru and GMR owe to the Company. FGPM consented to this reduction in connection with the VelaTel Peru SPA described immediately below.

Sale of Stock of VelaTel Peru

Also on August 16, 2013, the Company, through Gulfstream Seychelles, along with the owners of the other 5% of VelaTel Peru’s stock, entered into a stock purchase agreement (“VelaTel Peru SPA”) with First Global Projects Management, Ltd. (“FGPM”) for the sale of 100% of the capital stock of VelaTel Peru. Under the VelaTel Peru SPA, in exchange for payment to the Company at closing of $1,300,000, the Company (i) transferred to FGPM all of the Company’s 95% interest in the capital stock of VelaTel Peru; (ii) transferred all of the Company’s 99.9% interest in the capital stock of VelaTel Peru’s sister company Go Movil Resources, S.A.C. (“GMR”); and (iii) assigned to FGPM the balance of all intercompany debt that VelaTel Peru and GMR owed to the Company as of closing of the VelaTel Peru SPA. Under the VelaTel Peru SPA, FGPM also acquired the 5% equity interest of the minority shareholders of VelaTel Peru in exchange for $68,422. The Company and the other sellers are not making representations or warranties as extensive as would be typical in such a transaction, nor are they agreeing to indemnify FGPM regarding the past operations or financial condition of VelaTel Peru that have already been identified as contingencies during FGPM’s due diligence. The limited representations that Gulfstream did make are also guaranteed by the Company. The purchase price reflects a discount for the limitations of such representations, warranties and indemnities. The purchase price also reflects a reduction for the separate transfer of assets and liabilities associated with cellular towers designed, constructed and owned by VelaTel Peru transferred to IB and described immediately above. Closing of the VelaTel Peru SPA occurred on September 4, 2013.

The sale of Velatel Peru resulted in a gain on the disposition of a subsidiary in the amount of $5,048,048.

Sale of Stock of Zapna

Commencing July 1, 2013, the Company determined that it had lost effective control over Zapna’s management, and made the decision to discontinue Zapna’s operations and attempt to sell its equity interest in Zapna.

On September 30, 2013, through Gulfstream Seychelles, the Company entered into a Stock Purchase Agreement with Aerial Investments, LLC (“Aerial”) for Aerial to acquire the Company’s 75% equity ownership of Zapna for $75. The transaction was subject to a right of first refusal and tag along rights in favor Ahmad Holdings and/or Omair Khan (collectively “Minority Owner”) pursuant to the 2012 stock purchase agreement by which the Company acquired its 75% interest in Zapna. As additional consideration, the Company agreed to assign to Aerial at closing without warranty, all rights the Company may have against Minority Owner related to Zapna. In the Aerial SPA, the Company warranted only its corporate qualifications, the capital structure of Zapna, and its ownership of the Zapna Shares. The Company expressly disclaimed any representations or warranties regarding the past or future financial, legal or other status of Zapna. Aerial agreed to waive its assignment if Minority Owner exercised either its right of first refusal or its tag along rights.

On October 9, 2013, the Company delivered a copy of the signed Aerial SPA to Minority Owner, together with notice of Minority Owner’s rights for a period of 30 days to exercise either its right of first refusal or its tag along rights. Minority Owner did not formally respond to the notice. On November 19, 2013, after expiration of Minority Owner’s rights, closing of the Aerial SPA occurred when Aerial paid the Company the purchase price of $75 and the Company caused the delivery of instruments of ownership of the 75 shares of Zapna Stock to Aerial and in Aerial’s name.

The sale of Zapna resulted in a gain on the disposition of a subsidiary in the amount of $489,553. The gain was determined as follows: net proceeds of $75 and the disposition of Zapna net liabilities of $489,478.

Discontinuance of Investment in Herlong

As of December 31, 2013, the Company determined to discontinue its investment in the operations of Herlong.  Subsequent to the period ended December 31, 2013 the Company’s equity interest in Herlong’s common stock that was subject to a stock pledge in favor of minority owners was forfeited.  Additional events which occurred after December 31, 2013 associated with the Company’s investment in Herlong are described in Note 20, Subsequent Events.

VelaTel Peru, Zapna and Herlong have been presented as discontinued operations in the accompanying Consolidated Financial Statements.

The operating results for VelaTel Peru, Zapna and Herlong have been presented in the accompanying Consolidated Statement of Operations for the years ended December 31, 2013 and 2012 as discontinued operations and are summarized below:

	Years Ended December 31,
	2013	2012
Revenues	$1,316,884	$2,501,612
Cost of revenue	598,274	1,803,908
Gross profit	718,610	697,704
Operating expenses	2,583,252	15,575,828
Loss from operations	(1,864,642)	(14,878,124)
Non-operating income	523,685	(745,285)
Net loss	$(1,340,957)	$(15,623,409)

The assets and liabilities of the discontinued operations at December 31, 2013 and 2012 are summarized below:

	December 31,
	2013	2012
Current assets	$150,228	$696,897
Long-term assets	863,278	5,764,290
	$1,013,506	$6,461,187

Current liabilities	$6,754,825	$15,422,191

NOTE 20     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2013, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date the Company’s Consolidated Financial Statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the Consolidated Financial Statements and that the following items represent subsequent events that merit disclosure in this Report.

Sales of Unregistered Securities of the Company

Subsequent to December 31, 2013 and through the date this Report is filed, the Company has issued a total of 1,704,473,192 Series A Shares for the settlement of lawsuits, notes payable and accounts payable, and 200 million Series B Shares in order to ensure continued management voting control.

Forfeiture of Equity Interest In Herlong Investments, Ltd.

The Company acquired its 75% equity interest in Herlong and Herlong’s wholly owned subsidiaries through a Business Cooperation Agreement (“BCA”) entered into in 2011 and closed in 2012. Pursuant to the BCA, the Company was obligated to make certain minimum investments into Herlong upon certain milestone dates. The Company’s investment obligations were secured by a pledge of its common stock of Herlong in favor of the 25% minority stockholder, pursuant to a stock pledge agreement and an escrow agreement. Prior to December 31, 2013, the Company determined that it would discontinue its investment in Herlong. On January 16, 2014, the minority shareholder declared a forfeiture of the Company’s 75% equity interest in the shares of Herlong’s common stock covered by the stock pledge. The Company maintains its interest in 1,028,086 Redeemable Preference Shares issued at closing of the BCA, and has exchanged notices with the minority shareholder that are a prerequisite to commencement of arbitration under the BCA for issuance of additional Redeemable Preference Shares for other amounts the Company invested in Herlong, as well as adjustment of equities based on breach of representations and warranties made by the minority shareholder in connection with the BCA.

Amendments to Agreements for Financing Acquisition of China Motion

On March 4, 2014, the Company and AQC entered into a Second Amended Loan Agreement, acknowledging that in consideration of an additional $918,000 AQC had advanced directly to Xin Hua on or before February 25, 2014 towards repayment of the Xin Hua Loan Agreement, all rights and obligations of the parties under the original and Amended AQC Loan Agreements were deemed satisfied and replaced by the terms of the following new instruments directly between AQC and China Motion: (1) an AQC Promissory Note, (2) an AQC Security Agreement, and (3) an AQC Warrant for purchase of China Motion Stock, each of which was also executed on March 4, 2014.

The AQC Promissory Note is in the amount of $2,863,000, representing the sum of all amounts previously advanced by AQC, plus interest accrued through the date of the AQC Promissory Note on such amounts. The principal balance of the AQC Promissory Note bears interest at 10% per annum, which increases to 20% in the event of any default. The total term of the AQC Promissory Note is three years, with a final maturity date of March 3, 2017, subject to payment in cash of extension fees in three month intervals, each equal to 3% of the principal balance then due. The AQC Promissory Note may be prepaid in whole or in part without penalty. In addition to standard provisions describing events of default, the filing of any voluntary or involuntary bankruptcy petition, appointment of receiver, or other extraordinary action to dissolve or liquidate the assets of the Company or Gulfstream Seychelles, or writ for attachment of any of the China Motion Stock, which proceeding is not dismissed within thirty days of filing, constitutes a default under the AQC Promissory Note, as does any change of management control of the Company. For so long as there is any amount owing under the AQC Promissory Note, AQC has the right to appoint one director of China Motion, and certain fundamental corporate events are subject to unanimous approval of all directors.

The AQC Security Agreement grants AQC a security interest in all of China Motion’s current and future assets, as security for repayment of the AQC Promissory Note. In the event of default, AQC may take control of and sell any or all of the assets and apply the proceeds of such sale against the amount then owed under the AQC Promissory Note.

The AQC Warrant grants AQC the right to purchase 49% (on a fully diluted basis) of the China Motion Stock (Series A Warrant). The AQC Warrant may be exercised in whole or in part from time to time until expiration on March 1, 2024 at an exercise price of $0.0001 per Share, subject to price adjustment in the event of future equity or other corporate events that would cause the number of Shares outstanding to change. AQC has the right to vote the number of shares equal to 49% of the total outstanding shares that are represented by the AQC Warrant, as though the AQC Warrant had been fully exercised. AQC has the option but not the obligation to partially exercise the AQC Warrant for the number of shares required to fulfill the prior option of StarHub Mobile Pte., Ltd to acquire up to 25% of the Shares. The Warrant is subject to increase (Series B Warrant) upon any of the following events (each percentage described also on a fully diluted basis): (i) 1% for each extension fee described in the Promissory Note that is not timely paid, (ii) 10% in the event of a change of management control of the Company, and/or (iii) 10% in the event of filing of a voluntary or involuntary bankruptcy petition, appointment of receiver, or other extraordinary action to dissolve or liquidate the assets of the Company or Gulfstream Seychelles, or a writ for attachment of any of the China Motion Stock, which proceeding is not dismissed within thirty days of filing. AQC has the right to vote the shares represented by the Series B Warrant only upon exercise of that portion of the AQC Warrant. Exercise of the entire portion of the AQC Warrant not previously exercised shall be deemed to have occurred automatically one day prior to the occurrence of any event described in sub-part (i) or (ii) above, without notice and with sixty (60) days grace period for AQC to pay the exercise price.

Loan Agreement with Tai Chun-ya

On January 20, 2014, the Company (through Gulfstream Seychelles) entered into a Loan Agreement with Tai Chun-ya. On February 21, 2014, Tai Chun-ya paid to Xin Hua directly $1,500,000. The Tai Chun-ya Loan Agreement calls for repayment of $1,500,000, plus interest at 10% per annum on or before July 26, 2014. Tai Chun-ya has the option to accept repayment (including interest) in the form of 15% of the China Motion Stock.

Legal Proceedings

Ironridge Global Litigation – On January 14, 2014, Ironridge Global filed an ex parte application for enforcement of the Ironridge Global Order. Ironridge contended that the Company failed and refused to reserve the number of Series A Shares required under both the Ironridge Global Order and the Preferred Stock Purchase Agreement between the Company and Ironridge, and to issue the number of Shares required under the Ironridge Global Order. The Company disputed the number of shares Ironridge claims are owed, and the court’s jurisdiction to enforce the Preferred Stock Purchase Agreement pursuant to the retention of jurisdiction provided for in the Ironridge Global Order. The Company also contended that Ironridge’s actions made Ironridge an “affiliate” within the meaning of federal securities laws, such that the Company was required to place a restrictive legend on issuance of future certificates for Series A Shares. The court continued the ex parte hearing until February 6, 2014 and following that hearing took the matter under advisement. On February 19, 2014, the court directed the parties to file additional papers addressing specific issues, including a detailed description of the issuances to and sales of Series A Shares by Ironridge, including the dates, number of shares per issuance, and selling prices of all shares issued. The court also scheduled a follow up hearing which occurred on March 26, 2014. As of the date this Report is filed, the court has not yet ruled on Ironridge’s application.

BDO Litigation –On January 20, 2014, BDO Statsautoriseret Revisionsaktieselskab, aka BDO Copenhagen (“BDO”) filed a complaint against the Company in County of San Diego Superior Court of the State of California, identified as Case No. 37-2014-0081872-CU-BC-CTL. The complaint alleged breach of contract for the Company’s failure to pay $48,858, plus interest in connection with services BDO provided in compiling financial information regarding the Company’s former subsidiary Zapna to include in the Company’s consolidated financial statements. The Company allowed a default judgment to be entered and on March 21, 2014 BDO filed an order for writ of attachment in the amount of $55,997. The Company intends to pay or settle the judgment when funds are available to do so.

Developments in Sino Crossings Arbitration – On March 18, 2014, the arbitrator denied the Company’s request to join additional parties, and directed the parties to propose timetables for scheduling the arbitration.

Developments in Westmoore Receiver Litigation – On April 22, 2014, Plaintiff entered a notice of voluntary dismissal of the Company, George Alvarez, and certain other defendants alleged to have been affiliates of the Company, pursuant to a tolling agreement whereby the Company agreed (i) to provide Plaintiff certain information regarding past transactions with Westmoore Entities, and (ii) acknowledging Plaintiff’s right to refile claims against the dismissed defendants should further investigation establish a basis to do so, in which case the dismissed defendants would agree not to assert a statute of limitations or similar defense based on the passage of time between filing of the original complaint and re-filing of a new claim against the dismissed defendants. The Company believes that the additional information the Company will supply will persuade Plaintiff to not re-file any claims against the Company.

Potential Claim by ZTE – On April 24, 2014, the Company received correspondence from attorneys on behalf of ZTE Corporation and ZTE Corporation Peru (collectively “ZTE”) asserting a claim for collection of amounts allegedly due pursuant to contracts and purchase orders for equipment and services ZTE provided to the Company’s former subsidiary VelaTel Peru. The total amount claimed is $4,606,163 including accrued interest through April 24, 2014, plus additional interest at the rate of $283 per day. ZTE’s correspondence demands payment within seven days and asserts that ZTE will commence arbitration against the Company pursuant to the contracts if payment is not so made. Also on April 24, 2014, the Company responded to ZTE’s correspondence by asserting that the Company is not a party to nor co-signer or guarantor of the obligations of VelaTel Peru under the contracts, and is not otherwise liable for any debts of VelaTel Peru based on sale of its equity interest in VelaTel Peru completed in September 2013, and for the same reasons is not bound by the arbitration clause contained in the contracts.

Herlong Shareholder Arbitration – On April 29, 2014, 7L Capital Partners Emerging Europe, LP (“7L”), Karlo Vlah, Durda Vlah and Joseph Vlah (collectively with 7L “Herlong Shareholders”) delivered to the Company a notice of arbitration asserting a claim for damages under the Business Cooperation Agreement (“BCA”) between the Herlong Shareholders and the Company related to the Company’s investment in its former subsidiary Herlong. The Herlong Shareholders seek recovery of alleged damages totaling €5,359,200 (approximately $7,395,000) as diminished value of their respective equity interests in Herlong and its subsidiaries as a result of the Company’s failure to pay the amounts called for under the BCA. 7L also seeks termination of the pledge and escrow agreement whereby 7L’s 25% equity interest in Herlong is collateral for any damages the Company may incur as a result of 7L’s breach of the BCA. The Company has not yet responded to the notice for arbitration, but intends to vigorously defend the claim. Among other defenses, the BCA provides that any damages recoverable against the Company are limited to the value of the Company’s common shares in Herlong, which have already been forfeited.

