Form 10-K/A
period 2013-12-31
VelaTel Global Communications, Inc.
filed 2014-05-19
CIK 1357531

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on May 14, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

2

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

VelaTel Global Communications, Inc.
Date: May 19, 2014	By:	/s/ George Alvarez
George Alvarez, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of Registrant and in the identified capacities and on the dates indicated.

Name	Title	Date

/s/ George Alvarez	Chief Executive Officer	May 19, 2014
George Alvarez

/s/ Carlos Trujillo	Chief Financial Officer	May 19, 2014
Carlos Trujillo

4